Form 10-Q
period 1995-10-31
VERTEX INDUSTRIES INC
filed 1995-12-14
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For quarter ended October 31, 1995

                       Commission file Number 0-15066

                           Vertex Industries, Inc.
          (Exact name of registrant as specified in its charter)


          New Jersey                          22-2050350
    (State of Incorporation)     (I.R.S. Employer Identification No.)


            23 Carol Street Clifton, New Jersey          07014
          (Address of Principal Executive Offices)    (Zip Code)


Registrant's Telephone Number: (201) 777-3500


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X         No

Common stock, par value $.005 per share: 5,094,507 shares outstanding as of December 14, 1995.

                   VERTEX INDUSTRIES, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                               October 31, 1995


                                  I N D E X


                                                             PAGE

Part I.  Financial Information

         Item 1.  Financial Statements
         Consolidated Balance Sheets-
         October 31, 1995 and July 31, 1995. . . . . . . . . . .3

         Consolidated Statements of Operations-
         three months ended October 31, 1995
         and 1994. . . . . . . . . . . . . . . . . . . . . . . .5

         Consolidated Statements of Changes in
         Stockholders' Equity - for the year ended
         July 31, 1995 and three months ended
         October 31, 1995. . . . . . . . . . . . . . . . . . . .6

         Consolidated Statements of
         Cash Flows - three months
         ended October 31, 1995 and 1994 . . . . . . . . . . . .7

         Notes to Consolidated Financial Statements. . . . . . .8

         Item 2.  Management's Discussion and Analysis
         of Consolidated Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . .9

Part II - Other Information

         Item 6. Exhibits and Reports on form 8 - K  . . . . . 11

         Signatures. . . . . . . . . . . . . . . . . . . . . . 12

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                      October 31, 1995      July 31, 1995
                                         (Unaudited)          (Audited)
 CURRENT ASSETS:
  Cash                                   $  520,958         $ 321,881
  Accounts Receivable, Less Allowance
   for Doubtful Accounts of
   $75,985 at October 31, 1995 and
   July 31, 1995                            415,470           462,612
  Inventories
   Raw Materials                              8,957             9,213
   Work in Process                          105,302            74,020
   Finished Goods and Parts                 654,604           739,809

  Deferred tax asset, current                44,250            44,250
  Prepaid Expenses and
      other current assets                   20,564            29,375
    Total Current Assets                  1,770,105         1,681,160

PROPERTY, EQUIPMENT,
       AND CAPITAL LEASES:
  Property and Equipment                  1,636,257         1,611,143
  Capital Leases                            113,979           113,979
    Total Property, Equipment and
      Capital Leases                      1,750,236         1,725,122
  Less:  Accumulated Depreciation and
         Amortization                     1,297,076         1,268,462
    Net Property, Equipment
     and Capital Leases                     453,160           456,660

 OTHER ASSETS:
  Cost in Excess of Net Assets
   of Companies Acquired, Net of
   accumulated amortization of
   $263,981 at October 31, 1995 and
   $251,636 at July 31, 1995                149,907           162,252
  Deferred tax asset, non-current           313,250           313,250
  Other Assets                               50,285            49,709
    Total Other Assets                      513,442           525,211
                                         ----------        ----------
  Total Assets                           $2,736,707        $2,663,031
                                         ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      October 31, 1995      July 31, 1995
                                         (Unaudited)           (Audited)
 CURRENT LIABILITIES:
  Long-Term debt, current portion      $     2,800          $    2,800
  Obligations under capital leases,
  current portion                           27,677              26,757
  Accounts payable                         226,236             178,877
  Accrued Expenses and Other Liabilities   118,415             151,096
  Customer Deposits                        246,907             199,490
     Total Current Liabilities             622,035             559,020

 LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion       4,667               5,367
  Obligations Under Capital Leases,
  Less Current Portion                      25,288              33,559
    Total Long-Term Liabilities             29,955              38,926

 EXCESS OF NET ASSETS OF ACQUIRED
  COMPANIES OVER COST NET OF ACCUMULATED
  AMORTIZATION of $460,514 at
  October 31, 1995 and $454,297 at
  July 31, 1995                             25,617              31,834

 COMMITMENTS AND CONTINGENCIES                --                   --

 STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01
  per share 2,000,000 shares
   authorized; none issued
   and outstanding                            --                   --
  Common Stock, par value $.005
   per share, authorized 20,000,000
   shares; issued 5,107,379 shares at
   October 31, 1995 and 5,080,879
   shares at July 31, 1995,
   respectively                             25,537              25,404

  Capital in Excess of Par Value         5,180,796           5,167,951
  Retained Earnings (Deficit)           (3,096,664)         (3,109,535)
                                         2,109,669           2,083,820
  Less: Treasury stock, 12,872
        shares at cost                     (50,569)            (50,569)
    Total Stockholders' Equity           2,059,100           2,033,251
                                        ----------          ----------
    Total Liabilities and
     Stockholders' Equity               $2,736,707          $2,663,031
                                        ==========          ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                       Three Months Ended October 31
                                           1995             1994
OPERATING REVENUES                      $  828,777       $ 993,056

COST OF SALES                              421,527         454,210

GROSS PROFIT                               407,250         538,846

OPERATING EXPENSES:
     Selling and Administrative            298,568         331,734
     Research and Development               95,798          61,855
     Total Operating Expenses              394,366         393,589

OPERATING INCOME                            12,884         145,257

OTHER INCOME AND (EXPENSES):
     Interest Income                         2,217           2,814
     Interest Expense                       (2,709)         (5,567)
     Miscellaneous Income                    1,423           2,085
     Net Other Income
        and (Expenses)                         931            (668)

INCOME BEFORE INCOME TAXES                  13,815         144,589

INCOME TAX EXPENSE                             944          40,000
                                        ----------       ---------
Net Income                              $   12,871       $ 104,589
                                        ==========       =========
Earnings per share of
Common Stock:

  NET INCOME                            $      .0       $      .02

Weighted Average
Shares Outstanding                       5,078,377       5,002,198

DIVIDENDS PER SHARE                     $      -0-      $      -0-

The accompanying notes are an integral part of the consolidated financial statements.

                                                VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                                (Unaudited)
                                                    COMMON STOCK            CAPITAL         RETAINED
                                                  $.005 Par Value          in excess        Earnings       Treasury
                                                 Shares      Amount        Par Value       (Deficit)        Stock       Total
Year ended July 31, 1995
------------------------

Balances at July 31, 1994                      4,844,837     $24,224      $4,726,687    $(1,890,196)      $(45,169)    $2,815,546

Issuance of Common Stock:

        Consideration for CTSI assets            236,042       1,180         441,339         ---             ---          442,579
        2,872 shares of parent common
        stock acquired by subsidiary               ---          ---            ---           ---            (5,400)       (5,400)

        Overpayment on stock options refunded      ---          ---            (135)         ---             ---            (135)

        Net (loss) for the year ended
        July 31, 1995                              ---          ---             ---      (1,219,339)         ---      (1,219,339)
                                              ----------   ---------      ----------    ------------    -----------   -----------
        Balance at July 31, 1995               5,080,879     $25,404      $5,167,951    $(3,109,535)      $(50,569)    $2,033,251
                                              ----------   ---------      ----------    ------------    -----------   -----------


Three months ended October 31, 1995
-----------------------------------
Issuance of Common Stock:

        Exercise of Stock Options                 26,500         133          12,845         ---             ---           12,978

Net income for the three months ended
        October 31, 1995                           ---          ---            ---            12,871         ---           12,871
                                              ----------   ---------     -----------    ------------    -----------   -----------
Balances at October 31, 1995                   5,107,379   $  25,537      $5,180,796    $(3,096,664)      $(50,569)    $2,059,100
                                              ----------   ---------     -----------    ------------    -----------   -----------

The accompanying notes are an integral part of the consolidated financial statements.

                                        VERTEX INDUSTRIES, INC, AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                   Three Months Ended October 31, 1995    Three Months Ended October 31, 1994
Cash Flows from Operating Activities:
-------------------------------------
        Net Income                                                          $12,871                           $104,589
                 Adjustments to reconcile Net Income                        -------                           --------
                 to net cash provided by (used for)
                 operating activities:
                        Depreciation and amortization                        34,166                             23,436
                        Deferred costs                                         --                            (404,877)
                        Deferred taxes                                         --                                4,000
                (Increase) or Decrease in operating
                 assets:
                        Accounts receivable                                  47,142                            103,072
                        Inventories                                          54,179                           (32,081)
                        Prepaid expenses and other
                         current assets                                       8,811                            (4,281)
                Increase or (Decrease) in operating
                 liabilities:
                        Accounts payable                                     47,359                             79,258
                        Customer Deposits                                    47,417                               --
                        Accrued expenses and other
                         liabilities                                       (32,681)                             73,742
                                                                          ---------                            -------
                Net adjustments to reconcile net
                 income of net cash provided by (used
                 for) operating activities:                                 206,393                          (157,731)
                Net Cash provided (used) by operating                     ---------                          ---------
                 activities:                                                219,264                           (53,142)
                                                                          ---------                          ---------
Cash Flows from Investing Activities:
-------------------------------------
                (Additions to) property and equipment                      (25,114)                           (27,916)
                                                                          ---------                           --------
                Net cash used for investing activities                     (25,114)                           (27,916)

Cash Flows from Financing Activities:
-------------------------------------
                Payment of long term debt                                     (700)                              (700)
                Payment of capitalized lease obligations                    (7,351)                            (5,493)
                Proceeds from issuance of common stock                       12,978                            442,579
                                                                           --------                            -------
                Net Cash provided by financing activities                     4,927                            436,296
                                                                           --------                            -------
Net Increase in Cash                                                        199,077                            355,238

Cash at Beginning of Year                                                   321,881                            466,416
                                                                           --------                            -------
Cash at End of Period                                                      $520,958                           $821,654
                                                                           ________                           ________

The accompanying notes are an integral part of the consolidated financial statements.

                   VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements including the footnotes thereto, included in the Vertex Industries, Inc. and subsidiaries (the "Company") Annual Report on Form 10-K for the year ended July 31, 1995. In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, the results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

2.   Income Taxes

     At July 31, 1995, the Company had net operating loss ("NOLs") carryforwards available to offset future taxable income of approximately $4.3 million and $3.6 million for federal and state tax purposes, respectively. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences. As of October 31, 1995, the Company had a deferred tax asset valuation allowance of approximately $436,000 with a net deferred tax asset of approximately $357,500, which was recorded in prior years relating to the realization of the NOLs. As of October 31, 1995 the Company has not adjusted the deferred tax asset valuation allowance.

     In assessing the realizability of the $357,500 net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating losses. Management believes that the $357,500 net deferred tax asset represents a reasonable conservative estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Three months ended October 31, 1995 compared with three months ended October 31, 1994.

Overview

The Company experienced a 17% decrease in operating revenues and recorded net income of $12,871 for the quarter ended October 31, 1995, compared to net income of $104,589 for the same period in fiscal 1995. The decrease in sales is primarily due to a decrease in demand for the weighing equipment and label generating systems product lines coupled with an increase in demand for the bar code and software product lines. The Company's decision to increase staff in the direct marketing area while still supporting distributor and VAR sales has led to pilot system contracts which have been announced in this quarter. This effort will continue to expand in future months.

Net Income

The Company recorded net income of $12,871 for the quarter ended October 31, 1995 as compared to net income of $104,589 for the same period last year. The decrease in net income is attributed to a decrease in operating revenues of approximately $164,279 or 17% in fiscal 1996 as compared to 1995 in addition to a decrease of 5% in gross margin in fiscal 1996 as compared to 1995. Operating expenses remained basically the same for both periods

Operating Revenues

Operating Revenues decreased $164,279 or 17% to $828,777 for the quarter ended October 31, 1995, compared to $993,056 for the same period last year. The decrease in operating revenue is attributed to a decrease in demand for weighing equipment and label generating systems of approximately $261,000 coupled with an increase in sales in the bar code and software product lines of approximately $92,000. The Company continues to focus its resources on the bar code and software product lines.

Cost of Sales

Cost of Sales increased to 51% of revenues for the first quarter of fiscal 1996 compared to 46% for the same period in 1995. The increase is primarily due to a decrease in sales activity which caused other product lines to absorb additional factory overhead which decreases product margins and the overall gross profit.

Operating Expenses

Operating expenses remained fairly consistant for the first quarter of 1996 compared to the same period in 1995. Selling and administrative expenses decreased $33,166 or approximately 10%. This is due to the Company's continuing efforts to monitor and control expenses in this area. Research and development expenses increased $33,943 or 55% to $95,798. The increase is due to the Company's ever expanding research and development efforts in the software area. The Company will continue its focus in this product area which will position the Company for future growth.

Other Income and Expenses

Net other income and expenses were income of $931 for the quarter ended October 31, 1995 compared to an expense of $668 for last year.

Liquidity and Capital Resources

     At October 31, 1995 the Company had $520,958 in cash compared to $321,881 at July 31, 1995. Working Capital and the current ratio were $1,148,070 and 2.85 to 1 at October 31, 1995 versus $1,122,140 and
3.01 to 1 at July 31, 1995. Net cash provided by operating activities was $219,264 in the first three months of fiscal 1996.

     Capital expenditures were approximately $25,114 and $27,916 for the three month periods ended October 31, 1995 and 1994, respectively.

          The Company believes that cash and working capital are at sufficient levels to support the needs of the Company for the near future. However, if product demand increases significantly, there may be a need for additional working capital.

                   VERTEX INDUSTRIES, INC. AND SUBSIDIARIES


Part II - Other Information

Item 6.   Exhibits and Reports on Form 8 - K

          (a)  None
          (b)  There have been no reports filed
               on form 8 - K for the quarter ended
               October 31, 1995

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              VERTEX INDUSTRIES, INC.
                                    Registrant


                       By        S/ James Q. Maloy
                              _________________________
                                  James Q. Maloy,
                                Chairman of the Board,
                              (Chief Executive Officer)




                        By       S/ Ronald C. Byer
                              _________________________
                                  Ronald C. Byer
                               President, Treasurer,
                             (Chief Financial Officer)



 December 14, 1995