Form 10-Q
period 1996-01-31
VERTEX INDUSTRIES INC
filed 1996-03-14
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For quarter ended January 31, 1996

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

                           Yes     X         No

Common stock, par value $.005 per share: 5,094,507 shares outstanding as of March 14, 1996.

                   VERTEX INDUSTRIES, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                               January 31, 1996


                                  I N D E X


                                                             PAGE

Part I.  Financial Information

         Item 1.  Financial Statements
         Consolidated Balance Sheets-
         January 31, 1996 and July 31, 1995. . . . . . . . . . .3

         Consolidated Statements of Operations-
         three and six months ended January 31, 1996
         and 1995. . . . . . . . . . . . . . . . . . . . . . . .5

         Consolidated Statements of Changes in
         Stockholders' Equity - for the year ended
         July 31, 1995 and six months ended
         January 31, 1996. . . . . . . . . . . . . . . . . . . .6

         Consolidated Statements of
         Cash Flows - six months
         ended January 31, 1996 and 1995 . . . . . . . . . . . .7

         Notes to Consolidated Financial Statements. . . . . . .8

         Item 2.  Management's Discussion and Analysis
         of Consolidated Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . .9

Part II - Other Information

         Item 4. Submission of Matters to Vote
         of Security Holders. . . . . . . . . . . . . . . . . .13

         Item 6. Exhibits and Reports on form 8 - K  . . . . . 13

         Signatures. . . . . . . . . . . . . . . . . . . . . . 14

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                      January 31, 1996      July 31, 1995
                                         (Unaudited)          (Audited)
 CURRENT ASSETS:
  Cash                                   $  524,735         $ 321,881
  Accounts Receivable, Less Allowance
   for Doubtful Accounts of
   $75,985 at January 31, 1996 and
   July 31, 1995                            512,643           462,612
  Inventories
   Raw Materials                              8,540             9,213
   Work in Process                          165,714            74,020
   Finished Goods and Parts                 480,608           739,809

  Deferred tax asset, current                44,250            44,250
  Prepaid Expenses and
      other current assets                   35,597            29,375
                                          ---------         ---------
    Total Current Assets                  1,772,088         1,681,160

PROPERTY, EQUIPMENT,
       AND CAPITAL LEASES:
  Property and Equipment                  1,647,928         1,611,143
  Capital Leases                            113,979           113,979
                                          ---------         ---------
    Total Property, Equipment and
      Capital Leases                      1,761,907         1,725,122
  Less:  Accumulated Depreciation and
         Amortization                     1,325,990         1,268,462
                                          ---------         ---------
    Net Property, Equipment
     and Capital Leases                     435,917           456,660
                                          ---------         ---------
 OTHER ASSETS:
  Cost in Excess of Net Assets
   of Companies Acquired, Net of
   accumulated amortization of
   $276,326 at January 31, 1996 and
   $251,636 at July 31, 1995                137,562           162,252
  Deferred tax asset, non-current           235,844           313,250
  Other Assets                               49,508            49,709
                                          ---------          --------
    Total Other Assets                      422,914           525,211
                                         ----------        ----------
  Total Assets                           $2,630,919        $2,663,031
                                         ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                        January 31, 1996      July 31, 1995
                                           (Unaudited)           (Audited)
CURRENT LIABILITIES:
  Long-Term debt, current portion        $     2,800          $    2,800
  Obligations under capital leases,
  current portion                             28,606              26,757
  Accounts payable                           182,456             178,877
  Accrued Expenses and Other Liabilities      87,524             151,096
  Customer Deposits                          126,073             199,490
                                         -----------          ----------
     Total Current Liabilities               427,459             559,020
                                         -----------          ----------
LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion         3,967               5,367
  Obligations Under Capital Leases,
  Less Current Portion                        17,753              33,559
                                         -----------          ----------
    Total Long-Term Liabilities               21,720              38,926
                                         -----------          ----------
EXCESS OF NET ASSETS OF ACQUIRED
 COMPANIES OVER COST NET OF ACCUMULATED
 AMORTIZATION of $466,731 at January 31,
 1996 and $454,297 at July 31, 1995           19,400              31,834
                                         -----------          ----------
COMMITMENTS AND CONTINGENCIES                 --                   --
                                         -----------          ----------
STOCKHOLDERS' EQUITY:
 Preferred Stock, par value $.01
  per share 2,000,000 shares authorized;
  none issued and outstanding                 --                   --
 Common Stock, par value $.005
  per share, authorized 20,000,000
  shares; issued 5,107,379 shares at
  January 31, 1996 and 5,080,879
  shares at July 31, 1995, respectively       25,537              25,404

 Capital in Excess of Par Value            5,180,796           5,167,951
 Retained Earnings (Deficit)              (2,993,425)         (3,109,535)
                                         -----------          ----------
                                           2,212,908           2,083,820
 Less: Treasury stock (12,872
       shares at cost)                       (50,569)            (50,569)
                                         -----------          ----------
    Total Stockholders' Equity             2,162,339           2,033,251
                                         -----------          ----------
    Total Liabilities and
     Stockholders' Equity                 $2,630,918          $2,663,031
                                          ==========          ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 Three Months Ended January 31       Six Months Ended Jan. 31
                                 -----------------------------       ------------------------
                                     1996             1995               1996        1995
                                 -----------------------------       ------------------------
OPERATING REVENUES                $1,041,620      $1,003,230         $1,870,397    $1,996,286

COST OF SALES                        457,032         519,561            878,559       973,771
                                  ----------      ----------         -----------   ----------

GROSS PROFIT                         584,588         483,669            991,838     1,022,515
                                  ----------      ----------         -----------   ----------

OPERATING EXPENSES:
     Selling and Administrative      305,907         384,289            604,475       716,013
     Research and Development         98,836          99,868            194,634       161,723
                                  ----------      ----------         ----------    ----------

     Total Operating Expenses        404,743         484,157            799,109       887,736
                                  ----------      ----------         ----------    ----------

OPERATING INCOME (LOSS)              179,845            (488)           192,729       144,779
                                  ----------      ----------         ----------    ----------

NET OTHER INCOME                         800           1,929              1,731         1,251
                                  ----------      ----------         ----------    ----------

     Income before income taxes      180,645           1,441            194,460       146,030
                                  ----------      ----------         ----------    ----------

INCOME TAX EXPENSE                    77,406             --              78,350        40,000
                                  ----------       ---------         ----------    ----------

Net Income                        $  103,239       $   1,441            116,110       106,030
                                  ==========       =========         ==========    ==========
Earnings per share of
Common Stock:

  Net Income                      $    .02        $    --            $     .02     $     .02
                                  ==========      =========          ==========    ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:                5,094,507       5,080,879          5,086,442     5,041,539
                                  ----------       ---------          ---------    ----------

DIVIDENDS PER SHARE               $     -0-       $     -0-           $     -0-    $      -0-
                                  ----------      ----------          ---------    ----------

The accompanying notes are an integral part of the consolidated financial statements.

                                                VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                                (Unaudited)
                                                    COMMON STOCK            CAPITAL         RETAINED
                                                  $.005 Par Value          in excess        Earnings       Treasury
Year ended July 31, 1995                         Shares      Amount        Par Value       (Deficit)        Stock       Total
------------------------                      ----------   ---------     -----------    ------------    -----------   ------------


Balances at July 31, 1994                      4,844,837     $24,224      $4,726,687    $(1,890,196)      $(45,169)    $2,815,546
Issuance of Common Stock:                     ----------   ---------      ----------    ------------    -----------    -----------

        Consideration for CTSI assets            236,042       1,180         441,339          --              --          442,579
        2,872 shares of parent common
        stock acquired by subsidiary                --           --             --            --            (5,400)        (5,400)

        Overpayment on stock options refunded       --           --            (135)          --              --             (135)

        Net (loss) for the year ended
        July 31, 1995                               --           --              --      (1,219,339)          --       (1,219,339)
                                              ----------   ---------      ----------    ------------    -----------   -----------
        Balance at July 31, 1995               5,080,879     $25,404      $5,167,951    $(3,109,535)      $(50,569)    $2,033,251
                                              ----------   ---------      ----------    ------------    -----------   -----------


Six months ended January 31, 1996
-----------------------------------
Issuance of Common Stock:

        Exercise of Stock Options                 26,500         133          12,845          --              --           12,978

Net income for the six months ended
        January 31, 1996                            --           --             --          116,110           --          116,110
                                              ----------   ---------     -----------    ------------    -----------   -----------
Balances at January 31, 1996                   5,107,379   $  25,537      $5,180,796    $(2,993,425)      $(50,569)    $2,162,339
                                              ==========   =========     ===========    ============    ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                        VERTEX INDUSTRIES, INC, AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                                             Six months Ended
                                                             January 31, 1996                 January 31, 1995
Cash Flows from Operating Activities:
-------------------------------------
        Net Income                                             $116,110                           $106,030
                 Adjustments to reconcile Net Income            -------                           --------
                 to net cash provided by (used for)
                 operating activities:
                        Depreciation and amortization            67,185                             35,960
                        Deferred costs                             --                             (295,419)
                        Deferred taxes                           77,406                              4,000
                (Increase) or Decrease in operating assets:
                        Accounts receivable                     (50,031)                           (70,100)
                        Inventories                             168,180                            (84,415)
                        Prepaid expenses and other
                         current assets                          (6,222)                           (18,900)
                Increase or (Decrease) in operating
                 liabilities:
                        Accounts payable                          3,579                             52,457
                        Customer Deposits                       (73,417)                              --
                        Accrued expenses and other
                         liabilities                            (63,572)                            12,337
                                                               ---------                           -------
                Net adjustments to reconcile net
                 income of net cash provided by (used
                 for) operating activities:                     123,108                           (326,280)
                Net Cash provided (used) by operating         ---------                          ---------
                 activities                                     239,218                           (220,250)
                                                              ---------                          ---------
Cash Flows from Investing Activities:
-------------------------------------
                (Additions to) property and equipment           (36,785)                           (34,764)
                                                               ---------                           --------
                Net cash used for investing activities          (36,785)                           (34,764)

Cash Flows from Financing Activities:
-------------------------------------
                Payment of long term debt                        (1,400)                            (1,400)
                Payment of capitalized lease obligation         (13,957)                           (11,353)
                Proceeds from issuance of common stock           12,978                            442,579
                                                               --------                            -------
                Net Cash provided by financing activities           421                            429,826
                                                               --------                            -------
Net Increase in Cash                                            202,854                            174,812

Cash at Beginning of Year                                       321,881                            466,416
                                                               --------                            -------
Cash at End of Period                                          $524,735                           $641,228
                                                               ========                           ========

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

2.   Income Taxes

     At July 31, 1995, the Company had net operating loss ("NOLs") carryforwards available to offset future taxable income of approximately $4.3 million and $3.6 million for federal and state tax purposes, respectively. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences.
As of January 31, 1996, the Company had a deferred tax asset valuation allowance of approximately $436,000 with a net deferred tax asset of approximately $280,094, which was recorded in prior years relating to the realization of the NOLs. As of January 31, 1996 the Company adjusted the deferred tax asset by the income tax provision of $77,406.

     In assessing the realizability of the $280,094 net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating losses. Management believes that the $280,094 net deferred tax asset represents a reasonable conservative estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Three months ended January 31, 1996 compared with three months ended January 31, 1995.

Overview

The Company experienced a 3.8% increase in operating revenues and recorded net income of $103,239 for the quarter ended January 31, 1996, compared to net income of $1,441 for the same period in 1995.
The increase in operating revenues is attributed to an increase in demand for the bar code and software product lines coupled with a decrease in demand for the weighing, card devices and label generating systems product lines. The increase in net income is due to an increase in the gross profit margin in addition to a decrease in operating expenses.

Net Income

Net income increased $101,798 to $103,239 for the quarter ended
January 31, 1996 as compared to net income of $1,441 for the same period in 1995. The increase in net income is primarily due to an increase in the gross profit margin of approximately 8% to 56% in 1996 as compared to 48% in 1995. The increase in net income is also attributed to a decrease in operating expenses of approximately $79,414 or 16% in 1996 as compared to the same period in 1995.

Operating Revenues

Operating Revenues increased $38,390 or 3.8% to $1,041,620 for the quarter ended January 31, 1996, compared to $1,003,230 for the same period in 1995. The increase in operating revenue is attributed to an increase in demand for bar code and software product lines of approximately $296,502 coupled with a decrease in demand of approximately $258,112 in the weighing, card devices and label generating systems product lines.

Cost of Sales

Cost of Sales decreased to 44% of revenues in the second quarter of 1996 compared to 52% for the same period in 1995. This decrease is primarily due to improved product margins, and a change in sales mix in which sales of higher margin products increased whereas sales of lower margin products decreased.

Operating Expenses

Operating expenses decreased $79,414 or 16.4% to $404,783 for the quarter ended January 31, 1996, as compared to $484,157 for the same period in 1995. The decrease is comprised of a decrease of $78,382
20.4% in selling and administrative expenses and a decrease of $1,032 or 1% in research and development expenses. The Company is benefiting from its decisions last year in which it streamlined its operations with the closing of its Ohio and Massachusetts facilities.

The Company continues to expand its direct sales effort as well as its reasearch and development efforts which will position the Company for future growth.

Net Other Income

Net other income decreased $1,129 to $800 for the quarter ended
January 31, 1996 compared to other income of $1,929 for the same period in 1995.

Income Tax Expense

The Company recorded an income tax provision of $77,406 for the quarter ended January 31, 1996 as compared to no tax provision for the same period in 1995. The income tax provision of $77,406 was offset against the Company's deferred tax asset at January 31, 1996.

Six Months Ended January 31, 1996 compared with six months ended
January 31, 1995.

Overview

The Company's operating revenues decreased approximately 6% and net income increased approximately 9.5% to $116,110 for the six months ended January 31, 1996 as compared to the same period in 1995. The decrease in operating revenues is due to a decrease in demand for the weighing, card devices and label generating systems product lines coupled with an increase in the bar code and software product lines. The increase in net income is attributed to improved gross profit margin and a decrease in operating expenses.

Net Income

Net Income increased $10,080 to $116,110 for the six months ended January 31, 1996, compared to net income of $106,030 for the same period in 1995. The increase in net income is attributed to an increase in the gross profit margin to 53% for 1996 compared to 51% in 1995. The increase is also due to a decrease in operating expenses of $88,627 or 10% for the six months ended January 31, 1996 compared to the same period in 1995.

Operating Revenues

Operating revenues decreased 6% to $1,870,397 for the six months ended January 31, 1996 compared to $1,996,286 in the same period last year. The decrease is due to a decrease in demand of approximately $515,630 in the weighing and label generating systems product lines coupled with an increase in the bar code and software product lines of $338,158.

Cost of Sales

Cost of Sales decreased to 47% of revenues for the six months ended January 31, 1996, compared to 49% for the same period in 1995.

The decrease is due to improved gross profit margins in addition to a shift in sales mix from the lower margin products to the higher margin products. As the Company's software and bar code sales continue to increase correspondingly the gross profit margins should continue to improve.

Operating Expenses

Operating expenses decreased 10% or $88,627 to $779,109 for the six month ended January 31, 1996 compared to $887,736 in the same period in 1995. The decrease is comprised of a decrease of $111,538 or 16% in selling and administrative expenses and an increase of $32,911 or 20% in research and development expenses. The Company continues to streamline its operation and reduce administrative costs. The Company increased its direct selling efforts as systems integrators (while still supporting its Distributor and VAR channels) in an effort to produce an improved revenue stream. The Company continues to increase its research and development on its BridgeNet software products.

Net Other Income

Net other income increased $480 to $1,731 for the six months ended January 31, 1996, compared to other income of $1,251 for the same period in 1995.

Income Tax Expense

The Company recorded an income tax provision of $78,350 for the six months ended January 31, 1996 as compared to $40,000 for the same period in 1995. See footnote two on page 8 for additional information on income taxes.

Liquidity and Capital Resources

At January 31, 1996 the Company had $524,735 in cash compared to $321,881 at July 31, 1995. Working Capital and the current ratio were $1,344,629 and 4.15 to 1 at January 31, 1996 versus $1,122,140 and 3.01 to 1 at July 31, 1995. Net cash provided by operating activities was $239,218 in the first six months of 1996.

Capital expenditures were approximately $36,800 and $34,800 for the six month periods ended January 31, 1996 and 1995, respectively.

The Company believes that cash and working capital are at sufficient levels to support the needs of the Company for the near future.

The $239,218 of cash provided by operating activities for the first six months of 1996 was primarily generated by net income of $116,110 and a decrease in inventory of $168,180 due to the Company's shift in product mix and its in-stock position.

                   VERTEX INDUSTRIES, INC. AND SUBSIDIARIES


Part II - Other Information

Item 4.         Submission of matters to a Vote of Security Holders

                (a) The Company held an Annual Meeting of Stockholders on January 17, 1996.

                (b) The names of each Director elected at the Annual Meeting are as follows:

                                James Q. Maloy
                                Ronald C. Byer
                                Irwin Dorros
                                Wilbur Highleyman
                                George Powch

                The above directors were elected for a one year term.

                     FOR               AGAINST                ABSTAIN
                     ---               -------                -------

                  4,232,198             2,000                  70,815

Item 6.   Exhibits and Reports on Form 8 - K

          (a)  None
          (b)  There have been no reports filed
               on form 8 - K for the quarter ended
               January 31, 1996

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              VERTEX INDUSTRIES, INC.
                                    Registrant


                       By        S/ Ronald C. Byer
                              _____________________________
                                    Ronald C. Byer
                           Chief Executive Officer, President


                        By       S/ Robert T. McLaughlin
                              _____________________________
                                    Robert T. McLaughlin
                           Chief Financial Officer, Treasurer



 March 14, 1996