Form 10-K/A
period 1995-07-31
VERTEX INDUSTRIES INC
filed 1996-06-14
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended July 31, 1996
                         Commission file number 0-15066

                             VERTEX INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter

                    New Jersey                      22-2050350
          (State of incorporation) (I.R.S. Employer Identification No.)

           23 Carol Street, Clifton, New Jersey               07014
         (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (201) 777-3500
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.005 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES    X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ______

As of October 16, 1995 the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,035,665 (based upon the mean between the highest and lowest bid prices of the common stock as reported on the NASDAQ system as of October 16, 1995).

As of October 16, 1995 the registrant had 5,094,507 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        Exhibits to Registrant's Registration Statement on Form S-18 (No. 33-897-NY) filed under the Securities Act of 1933, as amended and effective June 2, 1986, its Registration Statement on Form 8-A filed under the Securities Act of 1934 as amended, its Annual Reports on Form 10-K filed on or about October 31, 1986 through October 31, 1992 and Current Reports filed on Form 8-K dated January 14, 1987 and July 22, 1987, and Registration Statements on Form S-8 filed on November 2, 1992, March 1, 1993, March 24, 1993, April 27, 1993, October 2, 1993,
October 22, 1993, February 25, 1994, and September 23, 1994, and
S-4 filed on July 20, 1994.

                                        PART IV

Item 14.        Exhibits, Financial Statements, Schedules and reports on
                Form 8-K
(a)     The following documents are filed as a part of this report:

3.     Exhibits:

           The following list of exhibits are incorporated by reference from the Registrant's Registration Statement filed under the securities act of 1933, as amended (File No. 33-897-NY) and those filed pursuant to Registration Statement on Form 8-A under the Securities Exchange Act of 1934.

            1.1     Form of Underwriter's Warrant Agrement and Warrant

            2.1     Form of Common Stock Certificate

            3.1     Articles of Incorporation and Amendment

            3.2 Amended By-laws (See also Registration Statement on Form 8A referred to above)

            5.1     Opinion of Cascone & Rapaport, including its consent

           10.1 Assets Purchase Agreement between the Registrant and Identicon Corp. dated April 25, 1983

           10.2 Assets Purchase Agreement between the Registrant and Amp Incorporated dated June 2, 1983

           10.3 License Agreement between the Registrant and Speed Queen Company dated March 16, 1985 and amendment thereto dated April 8, 1986

           10.4 Distributor Agreement between the Registrant and Saab Automation AB dated September 4, 1984 and amended June 17, 1986

           10.5 Incentive Stock Option Plan dated October 10, 1985 and Form of Agreement

           10.6 Union Contract between the Registrant and Local 2262 of New Jersey dated November 6, 1984

           10.9     Lease between the Registrant and Ninth Avenue
                    Equities Co., dated May 9, 1983

           10.10 Agreements between the Registrant and Robert L. Richardson dated August 1, 1981

           10.11 Agreement between the Registrant and Calvin S. Wesley dated December 20, 1984

           10.12 Promissory Notes of the Registrant issued to Messrs. Maloy and Byer dated December 15 and 16, 1975

           10.13 Forms of Agreement between the Registrant and its Sales Representatives

           10.14 Purchase Agreement between Vertex, VBM dated December 18, 1986 and Dicom, dated November, 1986, Amendment and certain scheduled thereto

           10.15 Purchase Agreement between Vertex and CTSI and certain schedules thereto

           10.16    401 (k) Retirement and Savings Plan dated August 1, 1985

           10.17 OEM Agreement between Vertex and Scientific Games Inc. dated November 2, 1987

           10.18 Employment Agreement between the Registrant and Carlo Pastore dated May 14, 1993

           10.19 Employment Agreement between the Registrant and Kevin R. Halloran dated May 19, 1993

           10.19    Lease Agreement between the Registrant and
                    KHIP Associates dated August 20, 1993.

           10.20 Asset Purchase Agreement between Vertex Industries, Inc. and CTSI dated May 1, 1993.

           10.21    Sublease Agreement between the Registrant and
                    Thea & Schoen, Inc. dated May 20, 1993.

           10.22 Consulting Agreement between the Registrant and Kearney Systems, Inc. dated September 24, 1993

           10.22    Royalty Agreement Between the Registrant and
                    Kearney Systems, Inc. dated September 24, 1993

           10.23 Commission Agreement between the Registrant and Tri-State Telecomputers, Inc. dated June 7, 1993

           10.24 Termination Agreement between the Registrant and Carlo Pastore dated October 6, 1995.

           10.25 Sublease Agreement between the Registrant and Thea & Schoen, Inc. dated October 12, 1995.

(b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the fiscal year ended July 31, 1995.

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:      June   , 1996                           VERTEX INDUSTRIES, INC.



                                                   s/Ronald C. Byer
                                                   ------------------------
                                                      President

          Pursuant to the requirements by the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   June   , 1996
                                                   -------------------------
                                                   Chairman of the Board,
                                                        and Director

   June   , 1996                                   s/Ronald C. Byer
                                                   -------------------------
                                                   Chief Executive Officer,
                                                   President and Director

   June   , 1996                                   s/Irwin Dorros
                                                   -------------------------
                                                     Director

   June   , 1996                                   s/Wilbur Highleyman
                                                   -------------------------
                                                     Director

   June   , 1996                                   s/George Powch
                                                   -------------------------
                                                     Director