Form 10-Q
period 1996-04-30
VERTEX INDUSTRIES INC
filed 1996-06-14
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For quarter ended April 30, 1996

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

                           Yes     X         No

Common stock, par value $.005 per share: 5,094,507 shares outstanding as of June 14, 1996.

                   VERTEX INDUSTRIES, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                               April 30, 1996


                                  I N D E X


                                                             PAGE

Part I.  Financial Information

         Item 1.  Financial Statements
         Consolidated Balance Sheets-
         April 30, 1996 and July 31, 1995 .. . . . . . . . . . .3

         Consolidated Statements of Operations-
         three and nine months ended April 30, 1996
         and 1995. . . . . . . . . . . . . . . . . . . . . . . .5

         Consolidated Statements of Changes in
         Stockholders' Equity - for the year ended
         July 31, 1995 and nine months ended
         April 30, 1996 .  . . . . . . . . . . . . . . . . . . .6

         Consolidated Statements of
         Cash Flows - nine months
         ended April 30, 1996 and 1995 . . . . . . . . . . . . .7

         Notes to Consolidated Financial Statements. . . . . . .8

         Item 2.  Management's Discussion and Analysis
         of Consolidated Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . 10

Part II - Other Information

         Item 6. Exhibits and Reports on form 8 - K  . . . . . 14

         Signatures. . . . . . . . . . . . . . . . . . . . . . 15

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                        April 30, 1996     July 31, 1995
                                         (Unaudited)          (Audited)
 CURRENT ASSETS:
  Cash                                   $  523,656         $ 321,881
  Accounts Receivable, Less Allowance
   for Doubtful Accounts of
   $75,985 at April 30, 1996 and
   July 31, 1995                            521,867           462,612
  Inventories
   Raw Materials                              7,673             9,213
   Work in Process                          181,966            74,020
   Finished Goods and Parts                 493,524           739,809

  Deferred tax asset, current                44,250            44,250
  Prepaid Expenses and
      other current assets                   22,027            29,375
                                          ---------         ---------
    Total Current Assets                  1,794,963         1,681,160

PROPERTY, EQUIPMENT,
       AND CAPITAL LEASES:
  Property and Equipment                  1,666,029         1,611,143
  Capital Leases                            113,979           113,979
                                          ---------         ---------
    Total Property, Equipment and
      Capital Leases                      1,780,008         1,725,122
  Less:  Accumulated Depreciation and
         Amortization                     1,354,904         1,268,462
                                          ---------         ---------
    Net Property, Equipment
     and Capital Leases                     425,104           456,660
                                          ---------         ---------
 OTHER ASSETS:
  Cost in Excess of Net Assets
   of Companies Acquired, Net of
   accumulated amortization of
   $288,671 at April 30, 1996 and
   $251,636 at July 31, 1995                125,217           162,252
  Deferred tax asset, non-current           221,844           313,250
  Other Assets                               49,507            49,709
                                          ---------          --------
    Total Other Assets                      396,568           525,211
                                         ----------        ----------
  Total Assets                           $2,616,635        $2,663,031
                                         ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                         April 30, 1996        July 31, 1995
                                           (Unaudited)           (Audited)
CURRENT LIABILITIES:
  Long-Term debt, current portion        $     2,800          $    2,800
  Obligations under capital leases,
  current portion                             29,568              26,757
  Accounts payable                           155,772             178,877
  Accrued Expenses and Other Liabilities     145,149             151,096
  Customer Deposits                           72,570             199,490
                                         -----------          ----------
     Total Current Liabilities               405,859             559,020
                                         -----------          ----------
LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion         3,267               5,367
  Obligations Under Capital Leases,
  Less Current Portion                        10,911              33,559
                                         -----------          ----------
    Total Long-Term Liabilities               14,178              38,926
                                         -----------          ----------
EXCESS OF NET ASSETS OF ACQUIRED
 COMPANIES OVER COST NET OF ACCUMULATED
 AMORTIZATION of $472,948 at April 30,
 1996 and $454,297 at July 31, 1995           13,183              31,834
                                         -----------          ----------
COMMITMENTS AND CONTINGENCIES                 --                   --
                                         -----------          ----------
STOCKHOLDERS' EQUITY:
 Preferred Stock, par value $.01
  per share 2,000,000 shares authorized;
  none issued and outstanding                 --                   --
 Common Stock, par value $.005
  per share, authorized 20,000,000
  shares; issued 5,107,379 shares at
  April 30, 1996 and 5,080,879
  shares at July 31, 1995, respectively       25,537              25,404

 Capital in Excess of Par Value            5,180,796           5,167,951
 Accumulated Deficit                      (2,972,349)         (3,109,535)
                                         -----------          ----------
                                           2,233,984           2,083,820
 Less: Treasury stock (12,872
       shares at cost)                       (50,569)            (50,569)
                                         -----------          ----------
    Total Stockholders' Equity             2,183,415           2,033,251
                                         -----------          ----------
    Total Liabilities and
     Stockholders' Equity                 $2,616,635          $2,663,031
                                          ==========          ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 Three Months Ended April 30         Nine Months Ended April 30
                                 -----------------------------       ------------------------
                                     1996             1995               1996        1995
                                 -----------------------------       ------------------------
OPERATING REVENUES                $  859,424      $  784,137         $2,729,821    $2,780,423

COST OF SALES                        411,024         464,148          1,289,583     1,437,919
                                  ----------      ----------         -----------   ----------

GROSS PROFIT                         448,400         319,989          1,440,238     1,342,509
                                  ----------      ----------         -----------   ----------

OPERATING EXPENSES:
     Selling and Administrative      327,104         347,756            931,579     1,063,769
     Research and Development         86,652          98,867            281,286       260,590
                                  ----------      ----------         ----------    ----------

     Total Operating Expenses        413,756         446,623          1,212,865     1,324,359
                                  ----------      ----------         ----------    ----------

OPERATING INCOME (LOSS)               34,644        (126,634)           227,373        18,145
                                  ----------      ----------         ----------    ----------

NET OTHER INCOME (EXPENSE)             1,311            (272)             3,042           979
                                  ----------      ----------         ----------    ----------

Income (Loss) before provsion
for income taxes                      35,955        (129,906)           230,415        19,124
                                  ----------      ----------         ----------    ----------

PROVISION FOR INCOME TAXES            14,879             159             93,229        40,159
                                  ----------       ---------         ----------    ----------

Net Income (Loss)                 $   21,076       $(127,065)           137,186       (21,035)
                                  ==========       =========         ==========    ==========
Income (Loss) per share of
Common Stock:

  Net Income (Loss)               $     ---       $   (.03)          $     .03    $      --
                                  ==========      =========          ==========    ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:                5,094,507       5,080,879          5,089,091     5,054,652
                                  ----------       ---------          ---------    ----------

DIVIDENDS PER SHARE               $     -0-       $     -0-           $     -0-    $      -0-
                                  ----------      ----------          ---------    ----------

The accompanying notes are an integral part of the consolidated financial statements.

                                                VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                                (Unaudited)
                                                    COMMON STOCK            CAPITAL
                                                  $.005 Par Value          in excess      Accumulated     Treasury
Year ended July 31, 1995                         Shares      Amount        Par Value        Deficit         Stock       Total
- ------------------------                      ----------   ---------     -----------    ------------    -----------   ------------


Balances at July 31, 1994                      4,844,837     $24,224      $4,726,687    $(1,890,196)      $(45,169)    $2,815,546
Issuance of Common Stock:                     ----------   ---------      ----------    ------------    -----------    -----------

        Consideration for CTSI assets            236,042       1,180         441,339          --              --          442,579
        2,872 shares of parent common
        stock acquired by subsidiary                --           --             --            --            (5,400)        (5,400)

        Overpayment on stock options refunded       --           --            (135)          --              --             (135)

        Net (loss) for the year ended
        July 31, 1995                               --           --              --      (1,219,339)          --       (1,219,339)
                                              ----------   ---------      ----------    ------------    -----------   -----------
        Balance at July 31, 1995               5,080,879     $25,404      $5,167,951    $(3,109,535)      $(50,569)    $2,033,251
                                              ----------   ---------      ----------    ------------    -----------   -----------


Nine months ended April 31, 1996
- -----------------------------------
Issuance of Common Stock:

        Exercise of Stock Options                 26,500         133          12,845          --              --           12,978

Net income for the nine months ended
        April 30, 1996                              --           --             --          137,186          --           137,186
                                              ----------   ---------     -----------    ------------    -----------   -----------
Balances at April 30, 1996                     5,107,379   $  25,537      $5,180,796    $(2,972,349)      $(50,569)    $2,183,415
                                              ==========   =========     ===========    ============    ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                        VERTEX INDUSTRIES, INC, AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                                            Nine months Ended
                                                               April 30, 1996                   April 30, 1995
Cash Flows from Operating Activities:
        Net Income(loss)                                       $137,186                           $(21,035)
                 Adjustments to reconcile Net Income(loss)     --------                           ---------
                 to net cash provided by (used for)
                 operating activities:
                        Depreciation and amortization           104,826                             69,392
                        Deferred costs                             --                             (460,596)
                        Deferred taxes                           91,406                                --
                (Increase) or Decrease in operating assets:
                        Accounts receivable, net                (59,255)                             3,014
                        Inventories                             139,879                            (94,586)
                        Prepaid expenses and other
                         current assets                           7,348                             21,040
                         Other Assets                               202                                --
                Increase or (Decrease) in operating
                 liabilities:
                        Accounts payable                        (23,105)                            28,083
                        Customer Deposits                      (126,920)                              --
                        Accrued expenses and other
                         liabilities                             (5,947)                            10,896
                                                               ---------                           -------
                Net adjustments to reconcile net
                 income of net cash provided by (used
                 for) operating activities:                     128,434                           (422,757)
                Net cash provided by (used for) operating     ---------                          ---------
                 activities                                     265,620                           (443,792)
                                                              ---------                          ---------
Cash Flows from Investing Activities:
                (Additions to) property and equipment           (54,886)                           (43,101)
                                                               ---------                           --------
                Net cash used for investing activities          (54,886)                           (43,101)

Cash Flows from Financing Activities:
                Payment of long term debt                        (2,100)                            (2,100)
                Payment of capitalized lease obligation         (19,837)                           (17,314)
                Proceeds from issuance of common stock           12,978                            442,579
                                                                --------                            -------
                Net cash provided by (used for)
                financing activities                             (8,959)                           423,165
                                                               --------                            -------
Net Increase (Decrease) in Cash                                 201,775                            (63,728)

Cash at Beginning of Year                                       321,881                            466,416
                                                               --------                            -------
Cash at End of Period                                          $523,656                           $402,688
                                                               ========                           ========

The accompanying notes are an integral part of the consolidated financial statements.

                   VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements including the footnotes thereto, included in the Vertex Industries, Inc. and subsidiaries (the "Company") Annual Report on Form 10-K for the year ended July 31, 1995. In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, the results of operations and cash flows of the Company and its consolidated subsidiaries for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

2.   Income Taxes

     At July 31, 1995, the Company had net operating loss ("NOLs") carryforwards available to offset future taxable income of approximately $4.3 million and $3.6 million for federal and state tax purposes, respectively. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences. As of April 30, 1996, the Company had a deferred tax asset valuation allowance of approximately $436,000 with a net deferred tax asset of approximately $266,094, which was recorded in prior years relating to the realization of the NOLs. As of April 30, 1996 the Company adjusted the deferred tax asset by the income tax provision of $14,879.

     In assessing the realizability of the $266,094 net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating losses. Management believes that the $266,094 net deferred tax asset represents a reasonable conservative estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

3.      Accounting for Stock-Based Compensation

        In October 1995, The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective in the Company's 1997 fiscal year with earlier adaption encouraged. The statement encourages entities to adopt the fair value-based method of accounting for employee stock options, as opposed to the method which measures compensation cost for those plans using the intrinsic value-based accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has decided not to adopt the recognition provisions of SFAS
No. 123.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
Three months ended April 30, 1996 compared with three months ended
April 30, 1995.

Overview

The Company experienced a 9.6% increase in operating revenues and recorded net income of $21,076 for the quarter ended April 30, 1996, compared to a net loss of $127,065 for the same period in 1995.
The increase in operating revenues is attributed to an increase in demand for the weighing, software and label generating systems (LGS) product lines coupled with a decrease in demand for the bar code and card devices product lines. The increase in net income is due to an increase in the gross profit margin in addition to a decrease in operating expenses.

Net Income

Net income increased $148,141 to $21,076 for the quarter ended
April 30, 1996 as compared to a net loss of $127,065 for the same period in 1995. The increase in net income is primarily due to an increase in the gross profit margin of approximately 11% to 52% for the quarter ended April 30. 1996 as compared to 41% for the same period in 1995. The increase in net income is also attributed to a decrease in operating expenses of approximately $32,867 or 7% in 1996 as compared to the same period in 1995.

Operating Revenues

Operating Revenues increased $75,287 or 9.6% to $859,424 for the quarter ended April 30, 1996, compared to $784,137 for the same period in 1995. The increase in operating revenue is attributed to an increase in demand for software, weighing and LGS product lines of approximately $320,920 coupled with a decrease in demand of approximately $248,679 in the bar code and card devices product lines.

Cost of Sales

Cost of Sales decreased to 48% of revenues in the second quarter of 1996 compared to 59% for the same period in 1995. This decrease is primarily due to improved product margins, and a change in sales mix in which sales of higher margin products increased whereas sales of lower margin products decreased.

Operating Expenses

Operating expenses decreased $32,867 or 7.3% to $413,756 for the quarter ended April 30, 1996, as compared to $446,623 for the same period in 1995. The decrease is comprised of a decrease of $20,652
5.9% in selling and administrative expenses and a decrease of $12,215 or 12.3% in research and development expenses. The Company is benefiting from decisions made last year in which it streamlined its operations with the closing of its Ohio and Massachusetts facilities.

The Company continues to expand its direct sales effort as well as its reasearch and development efforts which will position the Company for future growth.

Net Other Income (Expense)

Net other income (expense) decreased $1,039 to $1,311 for the quarter ended April 30, 1996 compared to net other expense of $272 for the same period in 1995.

Provision for Income Taxes

The Company recorded an income tax provision of $14,879 for the quarter ended April 30, 1996 as compared to no tax provision for the same period in 1995. The income tax provision of $14,000 was offset against the Company's deferred tax asset at April 30, 1996.

Nine Months ended April 30, 1996 compared with nine months ended
April 30, 1995.

Overview

The Company's operating revenues decreased approximately 2% and net income increased to $137,186 for the nine months ended April 30, 1996 as compared to a net loss of $21,035 for the same period in 1995. The decrease in operating revenues is due to a decrease in demand for the weighing, card devices and bar code product lines coupled with an increase in the software and label generating systems product lines. The increase in net income is attributed to improved gross profit margin and a decrease in operating expenses.

Net Income

Net Income increased $158,221 to $137,186 for the nine months ended April 30, 1996, compared to a net loss of $21,035 for the same period in 1995. The increase in net income is attributed to an increase in the gross profit margin to 52% for 1996 compared to 48% in 1995. The increase is also due to a decrease in operating expenses of $111,494 or 8% for the nine months ended April 30, 1996 compared to the same period in 1995.

Operating Revenues

Operating revenues decreased 2% to $2,729,821 for the nine months ended April 30, 1996 compared to $2,780,423 in the same period last year. The decrease is due to a decrease in demand of approximately $407,675 in the weighing, card devices and bar code product lines coupled with an increase in the software and LGS product lines of $357,070.

Cost of Sales

Cost of Sales decreased to 48% of revenues for the nine months ended April 30, 1996, compared to 52% for the same period in 1995.
The decrease is due to improved gross profit margins in addition to a shift in sales mix from the lower margin products to the higher margin products. As the Company's software sales continue to increase correspondingly the gross profit margins should continue to improve.

Operating Expenses

Operating expenses decreased 10% or $111,494 to $1,212,865 for the nine month ended April 30, 1996 compared to $1,324,359 for the same period in 1995. The decrease is comprised of a decrease of $132,190 or 12% in selling and administrative expenses and an increase of $20,696 or 8% in research and development expenses. The Company continues to streamline its operation and reduce administrative costs. The Company increased its direct selling efforts as systems integrators (while still supporting its distributor and VAR channels) in an effort to produce an improved revenue stream. The Company continues to increase its research and development on its BridgeNet software products.

Net Other Income (Expense)

Net other income increased $2,063 to $3,042 for the nine months ended April 30, 1996, compared to net other income of $979 for the same period in 1995.

Provision for Income Taxes

The Company recorded an income tax provision of $93,229 for the nine months ended April 30, 1996 as compared to $40,159 for the same period in 1995. See footnote two on page 8 for additional information on income taxes.

Liquidity and Capital Resources

At April 30, 1996 the Company had $523,656 in cash compared to $321,881 at July 31, 1995. Working Capital and the current ratio were $1,389,104 and 4.42 to 1 at April 30, 1996 versus
$1,122,140 and 3.01 to 1 at July 31, 1995. Net cash provided by operating activities was $265,620 in the first nine months of 1996.

Capital expenditures were approximately $54,886 and $43,101 for the nine month periods ended April 30, 1996 and 1995, respectively.

The Company believes that cash and working capital are at sufficient levels to support the needs of the Company for the near future.

The $265,620 of cash provided by operating activities for the first nine months of 1996 was primarily generated by net income of $137,186 and a decrease in inventory of $139,879 due to the Company's shift in product mix and its in-stock position.

                   VERTEX INDUSTRIES, INC. AND SUBSIDIARIES


Part II - Other Information

Item 6.    Exhibits and Reports on Form 8 - K

          (a)  None
          (b) The Company filed a report on form 8-K on April 8, 1996 regarding a change in the Company's Independant Public Accountants from Sax, Macy Fromm & Co. P.C. to Arthur Andersen LLP.

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



June 14, 1996