Form 10-K
period 1996-07-31
VERTEX INDUSTRIES INC
filed 1996-10-31
CIK 779681

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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

As of October 22, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,259,346 (based upon the closing price of the common stock as reported on the NASDAQ system as of October 21, 1996).

As of October 25, 1996 the registrant had 5,096,107 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits to Registrant's Registration Statement on Form S-18 (No. 33-
897-NY) filed under the Securities Act of 1933, as amended and effective June 2, 1986, its Registration Statement on Form 8-A filed under the Securities Act of 1934 as amended, its Annual Reports on Form 10-K filed on or about October 31, 1986 through October 31, 1992 and Current Reports filed on Form 8-K dated January 14, 1987 and July 22, 1987, and Registration Statements on Form S-8 filed on November 2, 1992, March 1, 1993, March 24, 1993, April 27, 1993, October 2, 1993, October 22, 1993, February 25, 1994 and September 23, 1994,S-4 filed on July 20, 1994, and 10KA filed on June 14, 1996.

                                   PART I

Item 1.  Business

General

Vertex Industries, Inc. ("Vertex", "the Registrant" or "the
Company") produces and sells systems, having both software and hardware components, that are utilized in the collection and processing of data, the identification of goods, services and individuals, and the payment and dispensing of products and services. The primary technologies related to these systems and their devices involve computers as well as bar-code and credit/debit card scanners, readers, decoders, and terminals. These devices may be wired directly to the host computer or transmit the data via Radio Frequency technology. Such devices generally read pre-set encoded information and transmit it to a computer for processing and storage. The software packages, developed and sold by Vertex, are utilized in some of its devices and are sold separately. The Registrant also manufactures and markets precision weighing equipment and weights.

The Registrant's systems and devices are used for the automatic sorting and tracking of inventory, routing and instructions for personnel as well as the collection of data in factories, warehouses, hospitals and other commercial establishments on a real time basis. They also are utilized in point of sales situations in order to verify an individual's identity and to provide payment for products and services that he receives.
 Other applications of Vertex's devices usually involve verifying an individual's identity for security access and attendance in commercial, academic and industrial settings and to facilitate the operation of automated factory equipment.

The Registrant's business focus is currently undergoing a transformation from primarily producing hardware devices to developing sophisticated, easy-to-use software products designed for data collection and computer networking. The Registrant has developed and made sales of several new products. In the software area, Vertex has developed and enhanced its BridgeNet Data Collection Management System ("BridgeNet") and is developing other related software. BridgeNet performs real time data collection and transaction processing involving simple to complex systems and interfaces with a wide variety of dissimilar equipment. An application program development package for unskilled programmers is part of the system. BridgeNet can be used with other manufacturer's hardware as well as with Vertex's own devices. The Registrant continues to increase the different types of computers on which BridgeNet can reside.

The Registrant is also producing and selling a semi-automated coin collection system for pay public telephones that utilizes BridgeNet as its operating software. This system enables automatic communication and processing of data concerning collectors' routes, scheduling and individual telephones. It usually makes the collection process more efficient and productive and reduces manual record keeping and administration. To date, the Registrant has sold
                                      -3-
coin-collection systems to Bell Atlantic for the states of New Jersey, Pennsylvania, Delaware, Maryland and West Virginia and to Ameritech for the states of Ohio, Illinois, Michigan, Wisconsin and Indiana.

Vertex is producing and marketing a student attendance and access control system for urban public schools. This system also employs BridgeNet and provides automatic identification of students and minimizes the entry of unauthorized persons in public schools for safety and other concerns. To date, the Registrant has sold numerous attendance/access control systems to the New York City and Chicago Public School Systems.

The Registrant's offices are located at 23 Carol Street,
Clifton, New Jersey 07014-0996 and its telephone number is (201) 777-3500.
 The Registrant was organized as a corporation in the State of New Jersey in November 1974.


History

When originally organized, the Registrant was designed to be a holding company which would acquire, own and manage a series of related businesses. In December 1975, Vertex acquired the shares of the Torsion Balance Company, a manufacturer of precision weighing instruments and weights and later merged that company into it. In July 1976, the Registrant acquired the assets relating to a magnetic card reader line from the Cramer Timer Division of Conrac Corporation. This acquisition was the beginning of its card reader and writer product line. In April 1983 the Registrant purchased the assets of Identicon Corp. ("Identicon") pertaining to its existing bar code scanners and terminals. In June 1983, Vertex also acquired the existing magnetic stripe, optical and static card product line of Amp Incorporated.

On or about July 10, 1987, Vertex purchased approximately 56.9% of all the issued and outstanding shares of Common Stock of Computer Transceiver Systems, Inc. ("CTSI") in consideration of a certain amount of cash, its guarantee of a four-year bank loan in the principal amount of approximately $490,000 made to CTSI, and other arrangements. The guarantee of the remaining bank loan was later fully settled by the payment of $100,000 in cash and the issuance of 100,000 shares of Vertex's Common Stock on December 16, 1991 to such bank.

CTSI had been engaged in the business of developing, manufacturing and marketing computer terminals and label generating systems for use in the bar code industry. The Registrant assisted CTSI with the promotion and marketing of its Execuport 2400 intelligent printing system. This was accomplished both in conjunction with the sale of related Vertex products as well as on a stand-alone basis. CTSI common stock is publicly held, and it has been a reporting company under the Securities Exchange Act of 1934, as amended. CTSI moved its total operations into Vertex's facility at 23 Carol Street, Clifton, New Jersey and became a subtenant of Vertex.

The Registrant has purchased the assets of CTSI and assumed its liabilities, under the terms of an asset purchase agreement between the two companies.
This transaction was approved by the requisite number of CTSI shareholders at a special shareholders meeting held on August 29, 1994. The transaction was closed on August 31, 1994. The agreement provided for (a) the purchase by Vertex of the primary assets of CTSI, including inter alia, patent rights, machinery, equipment, inventories, receivables, cash, bank deposits, books, records and goodwill and, (b) the assumption of all its liabilities. The base purchase price of $1,600,000 which, after adjustment for CTSI's cash, receivables and payables became $1,699,580, was offset against CTSI's indebtedness of $1,257,001 owed to Vertex, based upon an effective date of June 30, 1994. The difference of $442,579 was paid by the issuance of Vertex Common Stock. The value of the Vertex Common Stock as of June 30, 1994 (as calculated pursuant to the Asset Purchase Agreement) was $1.875 per share. Therefore, the Registrant issued 236,042 shares of its Common Stock to CTSI which were registered by an S-4 Registration Statement filed with the Securities and Exchange Commission effective July 28, 1994 (Registration
No. 33-76378). The shares were distributed in an exchange offer to minority shareholders of CTSI with an expiration date of October 14, 1994 which was subsequently extended to November 14, 1994.

On June 17, 1996 two wholly-owned inactive subsidiaries, Versci, Inc. and Sentry One were merged into the Registrant.

Industry Background

Automated Identification involves the utilization of specialized machines that automatically read predetermined and generally encoded information contained on various media and transmit it to computers for processing and storage. The Automated Identification industry encompasses a number of technologies. These include, among others, magnetic stripe, laser and smart cards, bar code, optical character and pattern recognition, and radio frequency scanning. Vertex's operations cover only a portion of these technologies and relate to pattern recognition, magnetic stripe cards and bar code technologies.

As currently applied, the Registrant's technologies function in several ways. They serve to identify an individual for security access, financial transactions and time and attendance employment records. In addition, they can provide identification, sorting and tracking of inventory and products in a variety of industrial and commercial settings. All of these functions are performed automatically by special equipment, devices and software. Each of such technologies usually performs some, but not all, of these functions.

Bar codes are configurations of parallel lines or bars and spaces of differing widths, printed or etched on a package, label or tag. Specific sequences and groupings of the lines or bars and spaces represent in coded form a series of numbers, letters or graphic symbols. These codes are placed on forms, inventory, finished products, tools and plastic cards to identify the specific item or individual concerned. With regard to products and inventory, these codes contain information related to their identification number, routing, origin and composition. Affixed to goods, tools or cards carried by individuals, bar codes are an organization tool that permit an end user, on an automatic and real-time basis, to identify them, obtain specific information about them, and to apply that data in their processing or employment as well as for record keeping purposes.

The primary equipment utilized in bar code technology are printing devices, scanners, terminals and decoders. The Registrant markets scanners, terminals, printers and decoders. The scanner is a device that machine-reads the bar code. Printers generally print bar codes. On the other hand, terminals and decoders interpret the data received from the scanner, convert it into standard computer language, store and then transmit it to a computer.

Bar coding has several significant advantages as a data collection and entry system over visual observation and manual recordation. Machine readability generally affords rapid and accurate readings even in harsh industrial environments. Moreover, data is transmitted quickly and directly to the user's computer for storage or implementation, thus enhancing management's control.

The Registrant does not manufacture or sell any devices that interpret or encode laser cards or smart cards. Vertex has manufactured and marketed card readers and encoders (writers) pertaining only to magnetic stripe, which are based on older technology, but these product lines are not currently being emphasized.


Products

	Bar Code Products

Vertex manufactures, sells and distributes a line of bar code scanners, printers and data collection terminals with decoding capabilities. Offered in many different models, these devices are used mainly in factories, warehouses and hospitals.

The Registrant's bar code scanners fall into both contact and non-contact categories. In the contact variety, the Registrant has a series of hand-held scanning devices or visible light pens with digital or analog output. Such pens or wands, in order to read the bar code, must be physically wiped across a bar code label or tag. These devices are generally used on flat, non-moving surfaces. Vertex offers a bar code label generating system. It is a microprocessor-based stand-alone device that furnishes a variety of standard format labels.

The Registrant also has several scanners of the non-contact variety that need not physically touch the bar code to register it. These scanners are manufactured by a third party. These units contain a scanner, decoder and communications capabilities.

Vertex manufactures and sells several different types of terminals, with decoding capability and specialized software. Terminals analyze and decode the scanners' information, convert it to a standard computer language and transmit it to a computer. The
Registrant sells terminals containing decoders which can read all of the popular bar code styles.

The Registrant's terminals range from a simple printed circuit board for insertion in the end-users' computer-related systems to single and multi-function data collection systems. The multi-function terminals come with several features, such as an alphanumeric keyboard for manual data entry, a 32-character display, audible annunciators and standard computer interface. As an alternative to the traditional time clock, Vertex also offers a time and attendance terminal for employee identification, time verification, work assignment data or messages.

The Registrant's Data Collection BridgeNet Transaction Processor has the capability of accepting simultaneous input from up to 32 terminals and allows such terminals to communicate with the host computer bi-directionally through a single host port.

               Software Products

The Registrant's main software product, BridgeNet, performs data collection and transactional processing functions. It is a complete Data Collection Management System for real time data collection providing connectivity of dissimilar equipment and compatibility with most major networks. It includes a development system which allows the creation of application programs by persons not highly skilled as programmers.

While originally conceived and implemented for personal computers running on DOS operating system, BridgeNet has been expanded to run on UNIX-based machines such as Sun Sparc, Hewlett Packard's HP/9000, AT&T 3B2, DEC VAX and IBM RS 6000 platforms plus the IBM AS/400. BridgeNet also runs on most of the popular portable data terminals on the market and has been recently been implemented on Windows 95 and Windows NT.

BridgeNet also has communication network support that allows different types and brands of computers to communicate with one another and to transfer information between them. It connects different software operating systems as well as different hardware platforms that were otherwise incompatible. While other networking systems allow simple communication links between different computer platforms, unlike BridgeNet, they generally do not permit the development and writing of application software on one operating system for use on other operating systems. Once a BridgeNet application program has been written, it can run on any computer hardware platform on which BridgeNet is resident.

Due to its open architecture, corresponding flexibility and scope, BridgeNet enlarges the number and type of individuals who can write and implement applications software for specific data collection and processing functions. This expansion of use gives the user quicker and less expensive means of resolving certain data collection and processing tasks along with ease of software maintenance in the future.

Recent releases of BridgeNet have included direct database
access and support for radio frequency ("RF") terminals. Remote terminals (direct connection or radio frequency) running on a Vertex data collection system can have direct access to host databases such as Informix, Access,
Sybase and others.   Powerful new RF terminals are being manufactured by
such companies as Symbol Technologies, Intermec, Norand and Telxon. These terminals allow applications to be developed where an operator can be in direct contact with a host computer database from a remote location in a factory or warehouse while he is picking and packing an order, checking inventory status or a similar function. In these instances, BridgeNet would be on both the RF terminal and the host. It would handle the application on the RF portable, communications with the host and the access to the host database.

BridgeNet serves as the necessary software component in several of Vertex's hardware systems, including its school attendance/access control and its public telephone, coin-collection systems.

On September 24, 1993, Vertex entered into two contracts with Kearney Systems, Inc. ("KSI"), a consulting agreement and a mutual royalty agreement. Under this one (1) year consulting arrangement, KSI converted six of its Barware products to BridgeNet net data collection software under the UNIX operating system. The converted software packages featured networking capabilities to allow them to communicate with one another at high speeds. In addition, KSI rendered advice and assistance to Vertex in regard to this conversion process. For such service, KSI was paid the equivalent value of $232,250 in shares of the Registrant Common Stock at the closing bid price of such stock on the day immediately preceding the issuance. Vertex has also registered at its cost such shares with the Securities and Exchange Commission on Form S-8.

Under the four (4) year royalty agreement, KSI is also entitled to a royalty of 10% of all sales of its six BridgeNet Application Programs developed under the consulting agreement from Vertex. On the other hand, KSI will pay Vertex a royalty equal to 15% of all sales of its Barware Database programs and Source Code generated under the consulting arrangement until Vertex has earned and has been paid the sum of $230,000 and thereafter such royalty will be at the rate of 10% of such sales. This mutual royalty arrangement is subject to certain other terms and conditions. As of July 31, 1996 no product sales have been generated under this agreement.

	Student Identification, Attendance/Access Control System

Vertex has designed a special student identification, attendance and access control system (the "School System") for urban public schools. The major purpose of such system is to automate identification and record attendance of students on site and, in so doing, restrict the access of unauthorized persons to school facilities. The system is designed to promote a safer environment for students and teachers.

To date, Vertex has sold and installed one School System in each of 54 New York City public high schools. It has shipped another 6 School Systems to New York City public high schools, which have not been completely installed. In addition, it has sold and installed 6 School Systems to Chicago, Illinois, and is currently attempting to interest numerous other cities in purchasing this system.

Utilizing bar code technology, the School System is a complex network of computers, printers, uninterrupted power supply units, terminals and other ancillary devices which communicate through the building's standard AC (Alternating Current) power lines.


	Telephone Coin Collection System

In conjunction with several other companies, Vertex has developed a system to semi-automate the collection of coins from public pay telephones (the "Telephone System"). The Telephone System is designed to reduce manual record keeping, improve efficiency of coin collections and telephone repairs, and enhance data collection and processing. The Telephone System operates with computer hardware and software components and bar code technology.

To date, the Registrant has sold the Telephone Systems to Bell
Atlantic for installation in the states of New Jersey, Pennsylvania, Delaware, Maryland, West Virginia and Virginia and to Ameritech for use in the states of Ohio, Michigan, Illinois, Wisconsin and Indiana. Vertex is discussing the sale of its Telephone System to other telephone companies.


	Card Products

Vertex has manufactured and sold many different models of card readers, encoders (writers) and decoders. Recently, the Registrant has deemphasized sales of new card devices.

The nature of the Registrant's card product business is changing from one of manufacturing and marketing new devices to one of support of the existing customer base. There have been no significant expenditures in either R&D or marketing for the card products in the fiscal year ended July 31,1996.

	Precision Weighing Equipment and Weights

The Registrant manufactures and/or sells mechanical precision weighing equipment, weight sets and accessories under the trade name of "Torbal". Operating on the torsion principle, these devices are utilized to weigh small amounts of materials from a minute fraction of a gram to 4,500 grams. The items weighed by this equipment include drugs, medicine, powders, grains, dairy products, inks, gemstones, ball bearings and other materials.

The Registrant produces and sells mainly pharmaceutical balances and weight sets. Vertex enjoys a good reputation in the pharmacy market. There have been no significant R&D or marketing expenditures for these products for the fiscal year ending July 31, 1996.

	Label Generating Systems

The Model 2400 Label Generating System("2400") was acquired as part of the asset purchase agreement with Computer Transceiver Systems Inc.("CTSI") in August 1994. Prior to the sale of its assets to Vertex, CTSI supplied and supported an intelligent bar code system, the Execuport 2400, intended for various applications within the automatic identification market. Vertex has been manufacturing the 2400 for CTSI recently.

The 2400 is a computerized, thermal bar code printing system intended for inventory and document control and for use in connection with warehousing, distribution and processing in a variety of markets. The built-in microprocessors and print head used in the 2400 allow the unit to produce high density, high resolution bar codes at relatively low cost. It utilizes fan-fold thermal label stock up to 8 1/2 inches wide, is capable of printing individual labels up to 8 1/2 inches in width, and can generate thousands of labels an hour.

 The 2400's bar code character sets are resident within the printer, and label formats are generated by a replaceable, programmable cartridge, permitting the unit to operate independently of, to be controlled by or interfaced with each customer's computer system. In its stand alone mode, the 2400 prompts the customer with instructions given on a built in display screen, using simple data entry through the 2400's own keyboard. When the 2400 is interfaced with a computer system, the host computer need only transmit variable data, while the fixed formats and the character sets required for making customized bar code labels are generated by the 2400 itself.

During Fiscal Year 1996, the registrant developed the capability of printing thermal bar code labels in a similar manner to the Model 2400 Label Generating Systems except that the label stock used is 4 inches wide instead of 8 1/2 inches. Unlike, the Model 2400, the Registrant does not actually manufacture the printer mechanism, but instead has developed and manufactures a computerized printed circuit board. This board can be mounted within any one of several different manufacturers' printers and provide that printer with the capability to connect to different computer systems and print labels based upon formats which are stored within a replaceable module mounted on the printed circuit board. As with the Model

2400, the host computer need only transmit the variable data, while the label formats and character sets are stored within the printed circuit board itself.

Product Prices and Revenues

The prices of the Registrant's products range as follows:  (a)
Bar code products from $110 to $5,000; (b) Card products from $40 to $5,000; (c) weighing equipment and weights from $5 to $1,200; (d) Label Generating Systems from $100 to $5600 and (e) Software Products pricing varies with the individual application.

The following table sets forth the contribution to revenues of each of the Registrant's principal product lines during the periods indicated:

                                     Year Ended July 31,

Product Lines(1)            1996            1995         1994(2)
Bar Code Equipment(3)	$  756,039	$1,025,762	$  984,654
Card Devices            $   64,674      $  105,737      $  141,678
Weighing Equipment
        and weights	$1,100,382	$1,291,377	$1,667,211
Label Generating
       Systems (2)	$1,015,295	$  724,533	      --
Software                $  848,090      $       --            --

(1) All of the above product lines include revenues from repair services.
(2) Excludes revenues from CTSI for fiscal 1994 in the amount of $1,220,076.
(3)  Includes revenue from software for 1995 and 1994.

Manufacturing and Supply

Vertex's manufacturing operation runs on a batch basis in which a group of products move from station to station for processing and testing at irregular intervals. Manufacturing is not accomplished on a continuous flow or conventional production line basis. Generally, the Registrant manufactures its products pursuant to specific customer orders. It usually purchases a major portion of its related inventory upon receiving such orders.

Vertex designs and assembles its own printed circuit boards and other devices and builds its wiring assemblies and enclosures. It then assembles the components into finished products. The Registrant also designs and develops its own software. Vertex inspects and tests its products prior to and/or during assembly and then has each finished product undergo a complete test prior to shipment.

The Registrant acquires raw materials used in its products from third-party sources. Most supplies, materials and parts required for the manufacture of its products, including those custom-made for it, are available from many sources. In the past, the Registrant has been able to adjust its stocking and procurement procedures to mitigate the effects of slow delivery of parts. However, it is not certain that shortage of parts may not have an adverse impact on its operations in the future.


Maintenance and Service

Depending on the product concerned, the Registrant offers a ninety day to one-year warranty which includes parts and labor regarding hardware. To date, warranty costs have been immaterial. All other repair work is performed at standard quoted rates, which are adjusted from time to time, and which is generally accomplished in the Registrant's factory. Products sold by the Registrant but manufactured by others are covered by the manufacturers' standard warranty and service agreements.


Marketing and Sales

The Registrant sells its bar code products through a direct sales force and through distributors and value added resellers in the United States. In recent months, the Company has placed more emphasis on direct sales of systems utilizing its software to end users. The Company has entered into a Master Distribution Agreement with NetWeave Europe, Ltd. ("NWE") for distribution of its BridgeNet product in Europe. NWE is negotiating with sub-distributors for the sale of BridgeNet throughout Europe. Under the terms of this agreement, NWE purchases the Company's software products at a 25% discount from the US list price and resells to the European distributors. This agreement was signed in July, 1996 and to date there have been no sub-distributor contracts signed or have there been any sales in Europe of BridgeNet products.

The Model 2400 Label Generating System has been marketed under a marketing and distribution arrangement with MedPlus, Inc., a company in Cincinnati, Ohio, which has acted as CTSI's primary distributor in recent years. Under the arrangement, CTSI granted MedPlus exclusive long term distribution rights for the 2400 in the healthcare market(except for sales to certain customers), subject to agreed sales quotas and the fulfilling of certain payment and other conditions by MedPlus. The arrangement between CTSI(acquired by Vertex) and MedPlus is set forth in a letter agreement which contemplated the preparation of a more formal distribution agreement. While no such formal distribution agreement was ever prepared, CTSI has been selling a substantial portion of its Model 2400 units to MedPlus, Inc. over the last three years, and MedPlus extended the term of the letter agreement for an additional five years in August 1993. Since the asset purchase of CTSI by the Registrant the Model 2400 has been produced and sold by Vertex. In November, 1995, the Company informed MedPlus that the exclusive rights to sale of the Model 2400 Label Generating System in the healthcare market had been rescinded due to the fact that the minimum sales quotas specified in the letter agreement were not being net. Medplus continues to purchase the model 2400. Subsequent to that notice, the Company has accepted orders from TimeMed Inc., for the Model 2400 Label Generating Systems which will be sold in the healthcare market.

The Model 2400 has been sold directly to end users and through value added reseller channels. However, an aggregate of 93.5% of Label Generating System sales during the Fiscal Year ending July 31, 1996 were made to customers in the medical and healthcare fields, and 28.1% and 85.7% of all sales of the Model 2400 in fiscal 1996 and 1995, respectively, were made to MedPlus. Additionally, 50% of all sales of the Model 2400 in fiscal 1996 were made to TimeMed.

From December 1993 through August 1994, the Registrant entered into non-exclusive written distribution, licensing and marketing arrangements involving its BridgeNet Software products. Currently, these arrangements are with Symbol Express (a division of Symbol Technologies), Arrow Electronics, Inc., and Norand Corporation. These contracts typically run for either one year or are indefinite as to term, may be cancelled by either party under certain conditions and offer discounts ranging from 15% to 55%. Under these arrangements, Vertex generally offers training, marketing support and limited warranties. To date, minimal sales have been realized from these contracts and Arrow Electronics has sent the Company a formal cancellation notice to terminate their contract.

On June 7, 1993, Vertex retained Tri-State Telecomputers, Inc.,
("TST") as a sales representative pursuant to a written commission agreement. Under this arrangement, TST is obligated to introduce Vertex's products to the security industry and potential customers in such industry. For such services, TST will earn a commission of 5% on all sales of Vertex products made to certain security industry companies. The term of this agreement runs for seven (7) years unless there is an uncured material breach or both parties agree in writing to so terminate. To date, no sales have been realized from this agreement.

Sales of Vertex's weighing equipment and weights are made through approximately 60 laboratory supply distributors and wholesale drug suppliers in the United States and Canada. The Registrant has no written contract with any of these distributors or suppliers of this line and thus such distribution arrangements are non-exclusive and cancelable at will. The Registrant usually grants discounts ranging from 10% to 35%, depending on the product and quantity sold to such distributors and suppliers.

The Registrant promotes the sales of some or all of its products through national advertising, direct mailings, distributors' catalogs, trade shows and product literature. Its marketing effort has been designed to support and promote the sales of its bar code products, software and systems.

Customers

The Registrant sells its products, directly or indirectly, to numerous customers, ranging in size from small companies to Fortune 100 corporations. Its customers are end users, original equipment manufacturers as well as distributors. Many of its customers are repeat purchasers. Sales to two customers, represented approximately 26% of Vertex's total fiscal 1996 sales. Vertex's businessis generally not seasonal.

Backlog

As of July 31, 1996 the Registrant's backlog, was approximately
$646,818 as compared with a backlog of approximately $623,279 as of July 31, 1995. The Registrant currently anticipates manufacturing and delivering substantially all of such total backlog during the current fiscal year, which ends July 31, 1997. Backlog figures generally include those orders that are in writing and executed by the customer and are for both products and services. On most orders, payment is due within 30 days of shipment.


Research and Development

The Registrant intends to continue its research and development activities mainly in the area of its BridgeNet software product and considers these efforts vital to its future business and prospect. It anticipates the continuation and expansion of such efforts primarily directed toward the improvement of existing products and the development of new products and applications in the Automatic Identification area. For the fiscal years ended July 31, 1996 and 1995 the Registrant spent $377,318 and $349,775 respectively, for research and development.


Patents

The Registrant holds approximately 7 active patents all of which relate to its card reader product line in the United States and abroad. Approximately 3 products of Vertex are covered by these patents. Vertex is currently deemphasizing this product line. The Registrant believes, however, that it is possible that a number its competitors and potential competitors could develop, produce and market products similar to the Registrant's if they so chose.


Employees

As of July 31, 1996 the Registrant had 31 full time employees, including its officers, of whom 11 were engaged in manufacturing, 13 in administration, 6 in engineering and research and development, and 1 in repair services. As of July 31, 1995, Vertex had a total of 28 full time employees.

All production and maintenance employees of the Registrant are covered by a collective bargaining agreement between the Registrant and Local 262 of the New Jersey AFLCIO which runs through November 5, 1996. Other Registrant's employees, including clerical, administration, sales and marketing and engineering, are not covered by such an agreement. The Registrant considers its relations with its employees to be satisfactory.

Designing and manufacturing the Registrant's equipment requires substantial technical capabilities in many disparate disciplines, from mechanics and computer science to electronics and mathematics. While the Registrant believes that the capability and experience of its technical employees compare favorably with other similar manufacturers, there is no guarantee that it can retain existing employees or attract and hire capable technical employees it may need in the future, or, if it is successful, that such personnel can be secured on terms deemed favorable to the Registrant.


Competition

In all its products lines, Vertex faces competition from numerous foreign and domestic manufacturers of various sizes, including large Japanese and European companies. In the Registrant's opinion, dominant companies with which it competes are Intermec and Welch Allyn in bar code devices, Kronos in data collection software, American Magnetics and Omron in card equipment, Intermec Corporation and Zebra Technologies Corporation in Label Generating Systems and Mettler and Sartorius in precision weighing equipment. Many of its competitors have greater financial, technical and marketing resources than the Registrant. Competition in these areas is further complicated by possible shifts in market shares due to technological innovation, changes in product emphasis and applications and new entrants with greater capabilities or better prospects.

In the Registrant's opinion, its weighing equipment and weights business is part of a maturing industry that offers little or no prospects for long-term growth. As a consequence, Vertex is placing greater emphasis and more of its resources on the development of its bar code and software products. For all its products, the Registrant generally competes on the basis of price, product performance and features.

Item 2.  Properties

The Registrant leases from an unrelated third party a 40,000 square foot building in Clifton, New Jersey for its manufacturing facilities and executive offices. This lease runs from May 31, 1993 to May 31, 1998 at an annual rental of $130,680 for the first 3 years and $142,560 for the next two years.

On May 20, 1993 the Registrant entered into a 2-1/2 year sublease with Thea & Schoen, Inc., regarding its Clifton facility which covers approximately 13,200 square feet for use as a storage/warehouse space. The annual rent approximates $33,000 plus pro rata or percentage charges for taxes, heat and electricity.

Under the sublease, the sublessee had an option to renew for an additional 2-1/2 years at such annual rent to be increased by rises in a certain consumer price index. On October 12, 1995 the Registrant amended its sublease agreement with Thea & Schoen, Inc., whereby Thea & Schoen exercised its renewal option and leased an additional 3,900 square feet from the registrant bringing Thea & Schoen's total square footage to approximately 17,100 square feet for an annual rent of approximately $45,657.

The Registrant's facilities are considered adequate for present and expansion purposes.

Item 3:  Legal Proceedings

The Registrant is not aware of any material litigation, whether pending or threatened, to which it is or may become a party.

Item 4:  Submission of Matters to a Vote of Security Holders

The Registrant did submit a matter involving the election of directors during the second quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                   PART II

Item 5:  Market for Registrant's Common Equity and Related
         Stockholder Matters

The principal market for the Registrant's shares of Common
Stock, par value $.005 per share is the over-the-counter market. Such shares are quoted in the NASDAQ system under the symbol VETX and the Boston Stock Exchange under the symbol VER.

The following table sets forth, for the periods shown, the high and low sale prices concerning such shares of Common Stock as furnished by
 NASDAQ:

                 High                    Low
1995

First Quarter 	2 1/4			1 1/8
Second Quarter	2 5/8			1
Third Quarter 	1 13/16			  7/8
Fourth Quarter	1 1/8			1

1996

First Quarter     3/8                     3/4
Second Quarter	1 1/16			  1/2
Third Quarter	2 1/4			  3/4
Fourth Quarter	3 5/16			1

 (1)	The Registrant split its common stock on a 2 for 1 basis
on April 19, 1993.

The approximate number of holders of record of the Registrant's shares of Common Stock, par value $.005 per share as of September 30, 1996 was 259. This number includes numerous brokerage firms that hold such shares in street name. The Registrant estimates that there are more than 3,000 beneficial shareholders as of October 25, 1996. There were no holders of record of the Registrant's shares of Preferred Stock, par value $.01 per share.

The Registrant has not paid any cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

Item 6.  Selected Consolidated Financial Data


	A SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
	For the Years Ended July 31, Are As Follows:

                             1996           1995           1994          1993          1992
Revenues                 $ 3,784,480    $ 3,147,409   $ 4,013,619    $ 4,701,177   $ 3,429,907

Net Income(Loss)         $   237,748    $(1,219,339)  $  (607,840)   $   390,881   $   (10,396)

Average Number of
Shares Outstanding         5,360,763      5,060,832     4,805,401      4,402,662     4,058,860

Net Income or
   (Loss) Per Share      $       .04    $      (.24)  $      (.13)   $       .09   $      (.01)

Working Capital          $ 1,489,689    $ 1,077,890   $ 1,924,166    $ 2,305,317   $   913,309

Current Ratio                 4.81:1         2.93.1        6.17:1         5.64:1        2.16:1

Property, Equipment
 and Capital Leases     $  1,867,259    $ 1,725,122   $ 2,235,478    $ 2,067,048   $ 1,839,133

Less:  Accumulated
   Depreciation &
   Amortization         $  1,393,102    $ 1,268,462   $ 1,730,566    $ 1,635,047   $ 1,628,848

Property, Equipment
  Capital Leases and
  Leased Equipment
   -Net                 $    474,157    $   456,660   $   504,912    $   432,001   $   210,285

Total Assets            $  2,715,856    $ 2,663,031   $ 3,304,595    $ 3,542,614   $ 2,124,242

Long-Term Debt          $     32,875    $    38,926   $    68,382    $    75,642   $   223,353

Stockholder's Equity    $  2,285,377    $ 2,033,251   $ 2,815,546    $ 2,883,791   $ 1,016,004

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Year ended July 31, 1996 compared with Year Ended July 31, 1995

Operating Revenues

Operating revenues increased to $3,784,480 or 20.2% for the year ended July 31, 1996 compared to $3,147,409 for fiscal year ended July 31, 1995. Sales of Bar Code equipment (including software) increased 56% to $1,604,129 for the current year due to an increase in direct sales and the Company's focus of increasing sales in these product lines. Sales of the other product lines, except the LGS product line, decreased over the prior year (see Product lines in Part I).

Revenue for the weighing equipment line decreased 15% to $1,100,382 for fiscal 1996. This decrease was due to a decrease in volume. Revenue for the Card Reader product line decreased to $64,674 from $105,737 for the same period last year. Management does not expect revenue from this product line to increase. Revenue for the LGS product line (formerly CTSI subsidiary) increased to $1,015,295 compared to $724,533 a year ago. This 40% increase is due to an increase in product demand.

Operating Expenses

Cost of sales as a percentage of revenue decreased to 46% in 1996 as compared to 55% a year ago. The decrease is largely due to more efficient operations in addition to better pricing of the Company's product lines.

 Selling and administrative expenses decreased 21% to $1,285,538 in 1996 as compared to $1,625,508 in 1995. The decrease is primarily due to the closing of the Company's Ohio sales office, reduced health insurance costs and reduced professional fees. The decrease is also due to the Company's effort to streamline operations and an overall operating strategy to reduce administrative expenses.

Research and development expenses increased $27,543 or 8% to $377,318 compared to $349,775 in fiscal 1995. The increase is due to a combination of factors. The Company closed its Massachusetts R&D facility in May 1995 and subsequently paid lease termination fees and other relocation costs in fiscal 1996. The Company hired additional personnel for the R&D department in fiscal 1996 to support the research and development on the BridgeNet product line.

In the fourth quarter of fiscal 1995 the Company recorded a $800,765 restructuring charge. This amount included the write off of $500,000 of goodwill which primarily resulted from the purchase of the Company's subsidiary, CTSI. This amount also included a $300,765 charge for obsolete inventory related to product lines which the Company is deemphasizing.


Operating Income (Loss)

	The Company recorded operating income of $392,566 for fiscal 1996 as compared to an operating loss of $1,346,003 in fiscal 1995. The operating income in fiscal 1996 is attributed to increased operating revenues, increased profit margins as well as a decrease in operating expenses. The operating loss in fiscal 1995 was primarily due to a restructuring charge of $800,765.

Other Income (Expenses)

Interest income increased in fiscal 1996 as compared to 1995 due to higher cash balances which were invested in money market accounts. Interest expense decreased in 1996 as compared to 1995 due to a decrease in interest expense on capital leases.

Income Tax Provision (Benefit)

The Company recorded an income tax provision of $162,500 for fiscal 1996 as compared to an income tax benefit of $121,895 in fiscal 1995. See Footnote 9 on page F-13.


Net Income (Loss)

The Company recorded net income of $237,748 in 1996 as compared to a net loss of $1,219,339 in 1995. Net income in 1996 is primarily attributed to increased operating revenues, increased profit margins and a decrease in operating expenses. The net loss of $1,219,339 in 1995 is primarily attributed to a non-recurring restructuring expense of $800,765 as well as a reduction in operating revenues.

Vertex's major focus continues to be the development of its BridgeNet Data Collection Management System and related products. The majority of its R&D expenditures are spent in this effort. The Company expended significant time in porting BridgeNet to Windows '95 and Windows NT, which did not significantly contribute to this year's revenue but is expected to contribute to next year's revenue.

The Registrant has increased its direct sales and marketing efforts with the hiring of an additional sales person in fiscal 1996 and anticipates that this will have an impact in fiscal 1997. The Registrant also expanded its Value Added Reseller (VAR) channel, and has trained many members of their technical staff on Vertex's products.

Vertex continues to expand and service the systems installed at Bell Atlantic. They are a prime customer for the Windows NT port as mentioned above.

	The Company has developed the capability of printing thermal bar code labels for the health care industry on a 4 inch wide label stock. This capability can be adapted to multiple printers.

Year Ended July 31, 1995 Compared with Year Ended July 31, 1994

Operating Revenues

Operating revenues decreased to $3,147,049 or 22% for the year ended July 31, 1995 compared to $4,013,619 for fiscal year ended July 31, 1994. Sales of Bar Code equipment (including software) increased 4% to $1,025,762 for the current year due to an increase in direct sales and the Company's focus of increasing sales in this product line. Sales of the other product lines decreased over the prior year (see Product lines in Part I).

Revenue for the weighing equipment line decreased 23% to $1,291,377 for fiscal 1995. This decrease was due to a decrease in volume. Revenue for the Card Reader product line decreased to $105,737 from $141,678 for the same period last year. Management does not expect revenue from this product line to increase. Revenue of the LGS product line (formerly CTSI subsidiary) decreased to $724,533 compared to $1,220,076 a year ago. This 41% decrease is due to a decrease in product demand and production, and management anticipates revenues from this product line to remain constant for 1996.

Operating Expenses

Cost of sales as a percentage of revenue decreased to 55% in 1995 as compared to 60% a year ago. The decrease is largely due to a write off of slow moving inventory of approximately $200,000 in fiscal 1994.

 Selling and administrative expenses decreased 16% to $1,625,508 in 1995 as compared to $1,935,902 in 1994. Approximately $200,000 of the decrease was in advertising costs in 1994 which were not expended in 1995. The decrease is also due to the Company's effort to streamline operations and an overall operating strategy to reduce administrative expenses.

Research and development expenses decreased $136,252 or 28% to $349,775 compared to $486,027 in fiscal 1994. In 1994 the
Company expensed approximately $200,000 of costs associated with the development of certain software programs for resale. Excluding this write off in fiscal 1994 Research and Development expenses increased $63,748 or 22% in fiscal 1995 as compared to 1994. The Company continues to expend funds in the Research and Development area in order to position the Company for future growth in the Bar Code and software product lines.

In the fourth quarter of fiscal 1995 the Company recorded a $800,765 restructuring charge. This amount includes the write off of $500,000 of goodwill which was generated by purchases of the Company's subsidiary CTSI. This amount also includes $300,765 charge for obsolete inventory related to product lines which the Company is deemphasizing.

Operating Income (Loss)

Operating loss increased $540,543 or 67% to $1,346,003 in fiscal 1995 as compared to an operating loss of $805,460 in 1994. The increase is primarily due to a non-recurring restructuring charge of $800,765 in fiscal 1995. The increase in the operating loss is also due to a decrease of 22% or $866,210 in operating revenues in 1995 as compared to 1994.

Other Income (Expense)

Interest income decreased in fiscal 1995 as compared to 1994 due to lower cash balances which were invested in money market accounts.

Income Tax Provision (Benefit)

The Company recorded an income tax benefit of $121,895 for fiscal 1995 as compared to an income tax benefit of $54,400 in fiscal 1994.

The income tax benefit for 1995 represents the future deductibility of current year book expense for amortization of certain purchased goodwill and for current year charges to the reserve for doubtful accounts which together comprise an income tax benefit of approximately $165,100. This income tax benefit has been partly offset by approximately $43,000 of Federal and state income taxes payable on the sale of assets of CTSI to the Company.

Cumulative Effect of Change in Accounting Principle

For fiscal 1994, this amount represents the estimated future tax benefit of prior years tax loss carry forward.

Net Income (Loss)

The Company recorded a net loss of $1,219,339 in 1995 as compared to a net loss of $607,840 in 1994. The net loss in 1995 is primarily attributed to a non-recurring restructuring expense of $800,765 and a reduction in operating revenues as explained above.

Vertex's major focus continues to be the development of its BridgeNet Data Collection Management System and related products. The majority of its R&D expenditures are spent in this effort. A great deal of time and effort was spent on software for wireless (RF) portable hand-held terminals, which did not significantly contribute to fiscal 1995 revenue.

Vertex continues to expand and service the systems installed at Bell Atlantic. Its route Optimization Software package is still being considered, but no commitments have been made.

The other area of significant revenue decrease related to Vertex's Access Control/Attendance Systems where budgeting and other problems have delayed the issuance of additional orders for New York City Schools. Vertex expects to receive orders from New York City schools in the current fiscal year.

The Registrant acquired all of the assets and liabilities of its CTSI subsidiary on August 31, 1994, and is the majority shareholder in the remaining corporate shell. Vertex is currently seeking a buyer or a merger for the shell.

Capital Resources and Liquidity:

Working capital increased to $1,489,689 at July 31, 1996 from $1,122,140 on July 31, 1995. The increase is primarily due to an increase in accounts receivable, a decrease in inventory, accounts payable, accrued expenses and customer deposits in 1996 as compared to 1995. The Registrant's cash position increased from $321,881 at July 31, 1995 to $394,344 at July 31, 1996 due to the
above factors in addition to an increase in sales of $637,071 in 1996 as compared to 1995. Management believes that cash and working capital are at sufficient levels to meet the short and long term needs of the Registrant's for the foreseeable future.

Capital expenditures were approximately $118,000 and $77,000 for the fiscal years ended July 31, 1996 and 1995, respectively. The Company upgraded its computer hardware and software in fiscal 1996. The registrant retired approximately
$580,000 of fully depreciated fixed assets in 1995.

Item 8.  Financial Statements and Supplementary Data

The information called for by this "Item 8" is included following the "Index to Financial Statements and Schedules" appearing at the end of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

On April 10, 1996 the Company filed an 8-K for the change in independent public accountants from Sax, Macy, Fromm & Co. to Arthur Andersen LLP for fiscal year ended July 31, 1996.

                                   PART III

Item 10.  Directors and Executives Officers of the Registrant

Certain information about directors and officers of the Registrant is contained in the following table:

Name                    Age            Position

James Q. Maloy(1)       64             Chairman
                                       and Director

Ronald C. Byer(1)       63             President, CEO
                                       and Director

Robert T. McLaughlin    34             Chief Financial
                                       Officer and
                                       Treasurer

Barbara H. Martorano    39             Secretary

Wilbur Highleyman(2)    63             Director

George Powch(2)         48             Director

Irwin Dorros(2)         67             Director

(1) Members of Stock Option Committee and Trustees under the
401(K)Plan.

(2) Members of Audit Committee.

All directors hold office until the next annual meeting of shareholders of the Registrant or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. Directors who are not officers receive $1,000 annual compensation, paid quarterly, for attending director's meetings and are reimbursed for all related expenses.

Mr. Maloy, a co-founder of the Registrant, has been its Chairman of the Board of Directors and a director on a full-time basis since its inception in 1974. In 1983, he became President and chief executive officer as well. From 1962 to 1974, Mr. Maloy served as executive vice president, as well as marketing and engineering managers for Datascan, Inc., a publicly-held company that was acquired by Dymo Industries, Inc. in 1972. Datascan was a designer and manufacturer of electro-mechanical equipment. From
1955 to 1962 Mr. Maloy was employed by Bendix Aviation Corp. rising to a project manager and heading a major group. At Bendix he was involved in the design and manufacture of electronic test equipment for the military. Mr. Maloy is a graduate of City College of New
York with a bachelor's degree in electrical engineering.  On July
31, 1995 Mr. Maloy stepped down as President of the Registrant and on January 17, 1996 he stepped down as Chief Executive Officer, but remains Chairman of the Board, and a Director.

Mr. Byer joined the Registrant in 1975 and has served as Vice President of Marketing and Sales since 1979, Treasurer since 1983, Executive Vice President since 1985 and a Director since 1976. From 1963 to 1975, Mr. Byer held various positions at Datascan, Inc. After its acquisition by Dymo Industries, Inc., he became manager of its newspaper computer systems group. From 1958 to 1972 Mr. Byer was employed by Bendix Aviation Corp. Mr. Byer has a bachelor's degree in electrical engineering from Rensselaer Polytechnic Institute ("RPI"). Mr. Byer was promoted to President of the Registrant on July 31, 1995 and to Chief Executive Officer on January 17, 1996.

	Mr. McLaughlin joined the Registrant in November, 1995 and has served as Chief Financial Officer and Treasurer. Mr. McLaughlin is a Certified Public Accountant and started his career in public accounting with the firm of Peat Marwick Mitchell & Co. From 1988 to 1992 he was Vice President, Treasurer and Controller of Valley Savings Bank (NASDAQ:VSB). From 1992 to 1994 he was Assistant Controller of Hanover Direct, Inc. (AMEX:HDI). From 1994 until he joined the Registrant Mr. McLaughlin operated his own public accounting firm. Mr. McLaughlin has a Bachelor of Science degree in accounting from Manhattan College.

 	Mrs. Martorano joined the Registrant in June, 1990 and has served in a variety of positions, including Sales Coordinator, Office Administrator, Assistant to the Secretary, President and Chairman of the Board, as well as, Corporate Secretary as of January 17, 1996. Mrs. Martorano is a graduate of Berkeley, Garret Mountain Campus.

        Dr. Highleyman was elected to the Registrant's Board of Directors in 1985. He is currently chairman of Net-Weave, a network software vendor. From 1962 to date he founded and has served as chairman of the board of directors of the Sombers Group, a supplier of turnkey software packages. He founded Mini Data Services, Inc., a data processing services supplier in 1969 and served as its chairman of the board from that date until 1991. He was also a director of Science Dynamics, Inc., a publicly-held company. From 1962 to 1968 he was co-founder and vice-president of Data-Trends, a publicly-held supplier of turnkey realtime computer systems. He holds a bachelor of electrical engineering from RPI, a masters of electrical engineering from Massachusetts Institute of Technology and a doctorate of electrical engineering from Brooklyn Polytechnic Institute.

Mr. Powch has served as a Director of the Registrant since
1987. He is President & CEO of Huber + Suhner (North America) Inc., responsible for the North American units of Huber + Suhner AG of Switzerland. These include Champlain Cable Corporation, a manufacturer of specialty wire and cable, Huber + Suhner, Inc. a manufacturer and reseller of RF and microwave components for telecommunications, and Huber + Suhner (Canada) Ltd. He was previously Vice President & General Manager of Cinch Connectors, a division of Labinal Components & Systems, Inc. From 1987 to 1993, Mr. Powch was President of BFI-IBEXSA International Inc., a distributor of electronic components. Prior to that, he held a variety of positions including President of Diffracto Ltd.(1984-
1986) and VP & General Manager of Bendix's Robotics Division (1981-
1983). Mr. Powch has an MBA degree from Harvard Business School, an M.S. degree from Stanford University and a B.S. from MIT, both in Electrical Engineering.

Dr. Dorros was elected to Vertex's Board of Directors in 1987.
He is currently retired and a consultant in telecommunications.
From 1982 to July 1993 Dr. Dorros served as Executive Vice President and Director of Bell Communications Research ("Bellcore"). He was responsible for all the Bellcore's technical programs including research, development and engineering. From 1978 to 1982, he served as an Assistant Vice President of AT&T for network planning. From 1956 to 1978, Dr. Dorros was employed by Bell Telephone Laboratories in various capacities, including Director of Systems Engineering programs. His current consulting work is on management and mergers and acquisitions in telecommunications. Dr. Dorros holds Bachelor and Master of Science degrees from the Massachusetts Institute of Technology and a Doctorate in Electrical Engineering from Columbia University. He is a member of the National Academy of Engineering.

While not an executive officer of Vertex, Kevin Halloran may be deemed a significant employee of the Registrant.

Mr. Halloran served Vertex as its Director of Engineering from 1987 to May 31, 1995. Mr. Halloran was promoted to Vice President of Sales and Research and Development on May 31, 1995. From 1979 through 1980 he was employed as a Mechanical Engineer by his own company, Halloran Hybrid Engineering, and as a Project Engineer at Commuter Vehicles, Inc. From 1980 to 1982, he also worked as Project engineer for Addressograph/Farrington ("AF"). In the later part of 1982, he served briefly as a Project Engineer for Identicon, a company purchased by Vertex. From late 1982 through the spring of 1987, he again worked for AF in the capacity of Chief engineer. He has a Bachelor of Science degree in Mechanical Engineering from Worcester Polytechnic Institute.

On March 27, 1996 Mr. Halloran resigned as Vice President of the Registrant, but remains Technical Director.

Item 11.  Executive Compensation

	The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Registrant for the fiscal years ended July 31, 1994, 1995 and 1996 of those persons who were, at July 31, 1996, executive officers of the Registrant earning annually $100,000 or more:

                                        SUMMARY COMPENSATION TABLE


                                                                                     All Other
       Annual Compensation                 Long-Term Compensation           Compensation

   (a)      (b)    (c)      (d)          (e)         (f)        (g)         (h)            (i)
                                        Other     Restricted                               All
Name and                                Annual      Stock                   LTIP          Other
Principal         Salary   Bonus     Compensation   Award(s)   Options/   Payouts     Compensation
Position    Year    ($)     ($)          ($)         ($)       SARs (#)     ($)            ($)
James Q.   1996   $ 56,520    -         $ 5,210      -           -          -               -
Maloy      1995   $ 96,852    -         $ 6,506
Chairman   1994   $104,104    -         $ 6,714      -           -          -               -

Ronald C.  1996   $106,480    -         $ 6,055
Byer       1995   $ 87,901    -         $ 6,506      -           -          -               -
CEO,       1994   $107,504    -         $ 6,714      -           -          -               -
President

(1)	All Officers and non-union employees of Vertex are covered by a pension plan that is financed by voluntary employee and Registrant contributions. See "401(k) Savings and Retirement Plan" and Note 7 of Notes to Financial Statements.

(2)	Messrs. Maloy and Byer are each provided with an automobile by the
Registrant; a portion of which may represent the personal use thereof estimated at $2,500 per year and is excluded.

On November 13, 1995 Mr. McLaughlin was granted 50,000 stock options at an exercise price of $.75 which vest over five years and expire on November 13, 2005. These shares were granted under the Registrants Incentive Stock Option Plan. Stock appreciation rights are not granted under the Incentive Stock Option Plan. The Registrant does not currently have in effect a Long-Term Incentive Plan ("LTIP") and, consequently, no such awards were granted to Vertex's executive officers in fiscal years covered above.

There were no unexercised options, under the incentive stock option plan to purchase the Registrant's common stock in fiscal 1996 by the above named officers. None of the above named officers exercised stock options during fiscal 1996.

The Registrant had no other executive officers other than Mr.
Maloy, Mr. Byer, Mr. McLaughlin and Mrs. Martorano.

The Registrant entered into a three (3) year employment contract with Carlo Pastore commencing on May 14, 1993 to serve as its Sales and Marketing Director. Under this contract, Mr. Pastore is to receive as compensation: (a) an annual salary of $80,000 plus one percent (1%) commission on all Vertex's bar code product sales; (b) reimbursement of business expenses incurred; (c) grant of a five (5) year stock option to purchase up to 75,000 shares of Vertex's Common Stock under its Incentive Stock Option Plan at an exercise price of $7.625; (d) the same group benefits received by other Vertex executives and (e) use of a leased automobile costing up to $750 per month and a right of first refusal to purchase such vehicle at the end of the lease term. On October 6, 1995 the Registrant terminated Mr. Pastore's employment. Among other things Mr. Pastore received fourteen weeks compensation, 35,000 non-qualified stock options at $1.25 per share which expire October 6, 2000, the use of a Company paid auto with the option to buy at the end of the lease term, reimbursement for medical coverage through December 31, 1995 and a line of credit with Vertex Industries to establish his own value added reseller business.

On May 19, 1993, Vertex also entered into a three (3) year employment contract with Kevin R. Halloran, its Technical Director. Pursuant to the terms of this agreement, Mr. Halloran will earn an annual base salary of $95,000, which increases by 3% on each November 6th from 1993 through 1995. Under this contract, Mr. Halloran receives reimbursement for business expenses and normal group benefits available to other Registrant executives. This contract also provides Mr. Halloran with the grant of a 10 year non-qualified stock option agreement to purchase up to 300,000 shares of Vertex's common stock at an exercise price of $7.875 per share. Such options may be exercised in 75,000 share increments on or after each November 6th from 1993 through 1996. Should the market price for the Registrant's common stock decline below the exercise price of the options, the Employee may chose to retire all unexercised options and have new ones granted to the extent of the number of unexpired options outstanding with a new exercise price at the then market price. On December 29, 1995 Mr. Halloran retired all unexercised options (300,000 options) and had new options granted at $.50, the market price of the common stock on December 29, 1995.

Under the Registrant's Incentive Stock Option Plan ("The Plan"), options to purchase a maximum of 1,000,000 shares of its Common Stock may be granted to officers and other key employees of the Registrant.
 Options granted under the Plan are intended to qualify as incentive stock options under the Economic Recovery Tax Act of 1981 (the "1981"
Act) as amended.

The plan is administered by the Board of Directors and a committee presently consisting of two members of the Board which determines which persons are to receive options, the number of shares that may be purchased under each option and the exercise prices. In the event an optionee voluntarily terminates his employment with the Registrant, he has the right to exercise his accrued options within

30 days of such termination. However, the Registrant may redeem any accrued options held by each optionee by paying him the difference between the option price and the then fair market value. If an optionee's employment is involuntarily terminated, other than because of death, he also has the right to exercise his accrued options within 30 days of such termination. Upon death, his estate or heirs have one year to exercise his accrued options. The maximum term of any option is ten years and the option price per share may not be less than the fair market value of the Registrant's shares on the date the option is granted. However, options granted to persons owning more than 10% of the voting shares of the Registrant may not have a term in excess of five years and the option price per share may not be less than 110% of the fair market value on the date the option is granted.

 	If the aggregate fair market value of the shares of Common Stock (determined at the time the option is granted) with respect to which incentive stock options are exercisable for the first time by such optionee during any calendar year (under all such plans) exceeds $100,000, then only the first $100,000 of such shares so purchased will be treated as exercised under the Plan and any excess over $100,000 so purchased shall be treated as options which are not incentive stock options. This rule shall be applied by taking options into account in the order or sequence in which they are granted.
Options must be granted within ten years from the effective date of the Plan.

Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. Options granted under the Plan are protected by anti-dilution provisions increasing the numbers of shares issuable thereunder and reducing the exercise price of such options, under certain conditions. The Plan terminated on October 9, 1995. Any option outstanding at the termination date will remain outstanding until it expires or is exercised in full, whichever occurs first. At the Registrant's annual meeting in the second quarter of fiscal 1995 the Registrant's shareholders approved the incentive stock option plan for the issuance of up to 1,000,000 shares of common stock commencing on October 9, 1995 and expiring on October 9, 2005. The terms and conditions of this new plan are identical to the old plan which expired on October 9, 1995.

As of July 31, 1996 options to acquire 616,000 shares of the Registrant's Common Stock at exercise prices of $.475 to $8.12 per share have been granted under the Plan to ten employees and three directors of the Registrant. As of July 31, 1996 274,400 shares have been exercised and 341,600 shares are outstanding, with 99,400 shares presently exercisable.

During fiscal 1996 the Registrant granted 35,000 options to two service firms as partial payment for financial, legal and consulting services. The options are exercisable at 20,000 options at $.91 and 15,000 options at $.75 and expire at various dates through February, 2001. These options are currently exercisable. These stock options have been registered under the Securities Act of 1933 on form S-8.

The Registrant has granted non-qualified options to a public relations firm for the purchase of up to a total of 210,000 shares of its Common Stock, registered under the Securities Act of 1933 on Form S-8. These options were granted under the terms of two separate contracts; the first, dated February 10, 1994, was for a total of 120,000 shares priced from $5.00 - $10.00 per share exercisable over a period of 3 years; the second, dated July 1, 1994, was for a total of 90,000 shares priced at $1.875 per share exercisable over a period of 3 years. These options were granted in connection with certain services to be rendered to the Registrant by such firm.

Vertex maintains a 401(k) savings plan (the "401(k) Plan") for the benefit of all employees age 18 or over who have worked for at least six months and who are not covered by a collective bargaining agreement. The 401(k) Plan is qualified under Section 401(a) of the Code and is intended to qualify under Section 401(k) of the Code.

Under the current terms of the 401(k) Plan, employees may elect to defer from Federal income tax from 1% to 17% of their annual compensation, not to exceed Internal Revenue Code limits and have it contributed to the 401(k) Plan on their behalf. In addition, Vertex makes a contribution of up to 3% of a contributing employee's salary.
 The salary deferrals are fully vested, while the Registrant's contributions vest 20% upon the completion of the second year of service with the Registrant or its subsidiaries, 20% upon completion of the third year of service, 20% upon the completion of the fourth year of service, 20% upon the completion of the fifth year of service and the remaining 20% upon the completion of the sixth year of service or, if earlier, upon the death, disability or retirement of the participant. Benefits under the 401(k) Plan are generally distributed in a lump sum following the participant's retirement, death, disability or termination of employment, or in a case of hardship, prior to the termination of the participant's employment.

The assets accumulated by the 401(k) Plan are held in a trust, the trustees of which are Messrs. Maloy and Byer, who are officers and directors of the Registrant. Under the terms of the 401(k) Plan, Vertex has agreed to indemnify the trustees to the fullest extent permitted by law against any liability whatsoever for any action taken or omitted by them in good faith in connection with the 401(k) Plan unless it results from their own willful misconduct.

The charge against income for matching contributions for fiscal
1996 and 1995 were $14,865, and $5,342, respectively.   For fiscal
1994, Vertex made no contributions for its employees to the 401(k)
Plan.

The following directors of Vertex were granted qualified stock options in the fiscal year ended July 31, 1993 in the amounts specified opposite their names, at the exercise prices so indicated and on the dates specified:

     Name of            Number of         Exercise Price      Date of
    Director          Option Shares (1)    Per Option (1)      Grant
Wilbur Highleyman        32,000               $ 4.25         1/20/93

Irwin Dorros             32,000               $ 4.25         1/20/93

George Powch             24,000               $ 4.25         1/20/93

(1)	Adjusted for 2 for 1 stock split effective April 19, 1993.
(2)	No options were granted to Directors in Fiscal 1996, 1995 and 	1994.
(3)	The above options were granted under the incentive stock option plan as discussed above.

Item 12:  Security Ownership of Certain Beneficial Owners and
          Management

The following information table sets forth certain information regarding the Registrant's Common Stock owned on September 30, 1996 by (i) each who is known by the Registrant's to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Names and Address of
Directors, Officers and              Shares Owned  (1) (2)
5% Shareholders                         Number      Percent
James Q. Maloy                       1,202,208       23.5
 23 Carol Street
 Clifton, New Jersey
Ronald C. Byer                         448,422        8.8
 23 Carol Street
 Clifton, New Jersey
All officers and director            1,688,630       33.1
 as a group (6 persons)

(1)	Does not give effect to the issuance of up to 1,000,000 shares of
        Common Stock reserved for issuance under the Registrant's
        incentive stock option plan, 592,000 shares under non-qualified stock options.

(2)	Gives effect to a 2 for 1 stock split effective April 19, 1993

(3)	Includes 8,000 shares of Common Stock owned by Dr. Dorros and
        30,000 shares of common stock owned by Mr. Powch.

Item 13.  Certain Relationships and Related Transactions

	On May 23, 1996, the Company entered into a contingent and conditional Memorandum of Agreement (the "Memorandum"), as amended by letters of July 15, 1996 and Board Resolution of September 25, 1996, with Netweave Corp. ("NetWeave"), pursuant to which the parties could enter into a business combination, proposed generally as an exchange of all of Netweave's stock for a portion of the Company's common stock and warrants to purchase the Company's common stock. The proposed business combination is subject to fulfillment of certain conditions set forth in the Memorandum relating principally to the achievement of specific business goals and objectives by Netweave Corp. The failure to fulfill any condition jeopardizes the potential business combination.

	With the addition of Netweave applications, BridgeNet software could increase its potential consumer base, due to the expanding number of host systems that could be connected through NetWeave. Netweave could provide the underpinning to allow BridgeNet terminals to work with host systems not currently supported. Additionally, broader BridgeNet applications could be supported in which BridgeNet hosts communicate with other hosts and databases via Netweave applications.

	Dr. Wilbur H. Highleyman, Chairman of Netweave Corp., has been a director of Vertex since 1985 and presently owns 25.5% of Netweave Corp. Ronald C. Byer, Jr., the President of Netweave Corp., is the son of Ronald C. Byer, the President of the Company. Ronald C. Byer, Jr., presently owns 2.1% of Netweave Corp.

                                    PART IV

Item 14.	Exhibits, Financial Statements, Schedules and Reports on
                Form 8-K

(a)  The following documents are filed as a part of this report:

1. and 2.  Financial Statements:

1.  Financial Statements and Supplementary Data:

Index to Consolidated Financial Statements

Reports of Independent Public Accountants

Consolidated Balance Sheets as of July 31, 1996 and 1995

Consolidated Statements of Operations for the Years Ended
July 31, 1996, 1995 and 1994

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended July 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the Years Ended
July 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:

Schedules for the Years Ended July 31, 1996, 1995 and 1994.

Schedule II - Valuation Qualifying Accounts

Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Separate financial statements for Vertex Industries, Inc.
are not required. Vertex Industries, Inc. total assets at July 31, 1996, constitute more than 75% of total consolidated assets at the same date.

3.  Exhibits:
The following list of exhibits are incorporated by reference from the Registrant's Registration Statement filed under the Securities Act of 1933, as amended (File No. 33-897-NY) and those filed pursuant to Registration Statement on Form 8-A under the Securities Exchange Act of 1934.

1.1	Form of Underwriter's Warrant Agreement and Warrant.

	2.1	Form of Common Stock Certificate.

	3.1	Articles of Incorporation and Amendment.

	3.2	Amended By-laws (See also Registration Statement on
                Form 8A referred to above).

	5.1	Opinion of Cascone & Rapaport, including its consent.

	10.1	Assets Purchase Agreement between the Registrant and
                Identicon Corp. dated April 25, 1983.

	10.2	Assets Purchase Agreement between the Registrant and
                Amp Incorporated dated June 2, 1983.

	10.3	License Agreement between the Registrant and Speed
                Queen Company dated March 16, 1985 and amendment thereto.

	10.4	Distributor Agreement between the Registrant and Saab
                Automation AB dated September 4, 1984 and amended June
                17, 1986.

	10.5	Incentive Stock Option Plan dated October 10, 1985 and
                Form of Agreement.

	10.6	Union Contract between the Registrant and Local 2262
                of New Jersey dated November 6, 1984.

	10.9	Lease between the Registrant and Ninth Avenue Equities
                Co., dated May 9, 1983.

	10.10	Agreements between the Registrant and Robert L.
                Richardson dated August 1, 1981.

	10.11	Agreement between the Registrant and Calvin S. Wesley
                dated December 20, 1984.

	10.12	Promissory Notes of the Registrant issued to Messrs.
                Maloy and Byer dated December 15 and 16, 1975.

	10.13	Forms of Agreement between the Registrant and its
                Sales Representatives.

	10.14	Purchase Agreement between Vertex, VBM and Dicom,
                Amendment and certain schedules thereto.

	10.15	Purchase Agreement between Vertex and CTSI and certain
                schedules thereto.

	10.16	401(k) Retirement and Savings Plan.

	10.17	OEM Agreement between Vertex and Scientific Games,
                Inc. dated November 2, 1987.

        10.18	Employment Agreement between the Registrant and
		Carlo Pastore dated May 14, 1993.

        10.19	Employment Agreement between the Registrant and
		Kevin R. Halloran dated May 19, 1993.

        10.19	Lease Agreement between the Registrant and
		KHIP Associates dated August 20, 1993.

        10.20  Sublease Agreement between the Registrant and
		Thea & Schoen, Inc. dated May 20, 1993.

        10.21  Consulting Agreement between the Registrant and
		Kearney Systems, Inc. dated September 24, 1993.

        10.21  Royalty Agreement between the Registrant and
		Kearney Systems, Inc. dated September 24, 1993.

        10.22 	Commission Agreement between the Registrant and
		Tri-State Telecomputers, Inc. dated June 7, 1993.

        10.23	Employment Termination Agreement between the
                Registrant and Carlo Pastore dated September 26, 1995.

        10.24 Sublease Agreement between the Registrant and Thea & Schoen, Inc. dated October 12, 1995.

        10.25   Retainer agreement between Registrant and Jeffrey
                Marks, Esq. Dated January 26, 1996. (Filed herewith)

        10.26 Consulting and Stock Option agreement between Registrant and Vamcom Corporation dated February 15, 1996. (Filed herewith)

	10.27	Indeminity Agreement between Registrant and Robert T.
                McLaughlin dated April 3, 1996. (Filed herewith)

	10.28	Letter  Agreement between Registrant, Computer
                Transceiver Systems, Inc and Seymour H. Bucholz and Rosner, Bresler, Goodman & Bucholz dated May 1, 1996. (Filed herewith)

	10.29	Memorandum of Agreement and Amendment between
                Registrant and NetWeave Corporation and Somber Group Inc. dated May 23, 1996. (Filed herewith)

	10.30	Loan Agreement and Promissory Note between Registrant
                and NetWeave Corporation dated May 30, 1996. (Filed herewith)

	10.31	Certificate of Merger of Sentry One into Vertex
                Industries, Inc. dated June 17, 1996. (Filed herewith)

	10.32	Certificate of Merger of Versci, Inc. into Vertex
                Industries, Inc. dated June 17, 1996. (Filed herewith)

	10.33	Master Distribution Agreement between Registrant and
                NetWeave (Europe) dated July 1, 1996. (Filed herewith)

	10.34	Factoring Agreement between Registrant and NetWeave
                Corporation dated July 18, 1996. (Filed herewith)

(b)  Reports on Form 8-K

	The Company filed a report on form 8-K on April 10, 1996 reporting a change in independent public accountants from Sax, Macy, Fromm & Co. to Arthur Andersen LLP for fiscal year ended July 31,
1996.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS:






   Reports of Independent Public Accountants                      F-2, F-3

   Consolidated Balance Sheets as of July 31, 1996 and 1995       F-4, F-5

   Consolidated Statements of Operations for the Years Ended
        July 31, 1996, 1995 and 1994                                 F-6

   Consolidated Statements of Changes in Stockholders' Equity
        for the Years Ended July 31, 1996, 1995 and 1994             F-7

   Consolidated Statements of Cash Flows for the Years Ended
        July 31, 1996, 1995 and 1994                                 F-8


   Notes to Consolidated Financial Statements                    F-9 to F-19


SUPPLEMENTAL SCHEDULES:

   Schedule II -- Valuation and Qualifying Accounts for the
                  years ended July 31 1996, 1995 and 1994            F-20

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
Board of Directors of


                 Vertex Industries, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of Vertex Industries, Inc. and Subsidiaries (a New Jersey Corporation) as of July 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertex Industries, Inc. and Subsidiaries as of July 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                Arthur Andersen LLP



Roseland, New Jersey
October 11, 1996

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Vertex Industries, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Vertex Industries, Inc. and Subsidiaries as of July 31, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 1995, 1994 and have also audited the supplemental schedule listed in the index on page F-1 of this Form 10-. These financial statements and the supplemental schedule are the responsibility of the Company's management. Our responsibility is to express an opinon on these financial statements and the supplemental schedule based on our audit.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertex Industries, Inc. and Subsidiaries as of July 31, 1995 and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                      s/Sax Macy Fromm & Co., PC
                                      Sax Macy Fromm & Co., PC
                                      Certified Public Accountants

Clifton, New Jersey
October 3, 1995

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              JULY 31, 1996 AND 1995
               ASSETS                                                              1996              1995
CURRENT ASSETS:
     Cash and cash equivalents                                                   $394,344          $321,881
     Accounts receivable, less allowance for doubtful account of $75,985
          at July 31, 1996 and 1995                                               608,164           462,612
     Note and other receivables                                                   170,755                 0
     Inventories                                                                  693,179           823,042
     Prepaid expenses and other current assets                                     13,885            29,375
                                                                                 --------        ---------
                   Total current assets                                         1,880,327         1,636,910
                                                                                ----------        ----------

PROPERTY, EQUIPMENT AND CAPITAL LEASES:                                         1,867,259         1,725,122

     Less-Accumulated depreciation and amortization                            (1,393,102)       (1,268,462)
                                                                                ----------        ----------

                  Net property, equipment and capital leases                      474,157           456,660
                                                                                ----------        ----------


OTHER ASSETS:
     Cost in excess of net assets of companies acquired, net of amortization
       (accumulated amortization of $301,016 and $251,636 at July 31, 1996
       and 1995, respectively)                                                    112,872           162,252
     Deferred tax asset                                                           195,000           357,500
     Other assets                                                                  53,500            49,709
                                                                                ----------        ----------

                               Total other assets                                 361,372           569,461
                                                                                ----------        ----------

                               Total assets                                    $2,715,856        $2,663,031
                                                                               ==========        ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          VERTEX INDUSTRIES, INC. AND SUBSIDARIES
                               CONSOLIDATED BALANCE SHEETS
                                 JULY 31, 1996 AND 1995
    Liabilities and Stockholders' Equity                                            1996              1995
CURRENT LIABILITIES:

     Current portion of long-term debt                                             $2,800            $2,800
     Current portion of obligations under captial leases                           32,849            26,757
     Accounts payable                                                             169,632           178,877
     Accrued expenses and other liabilities                                        99,237           151,096
     Customer deposits                                                             86,120           199,490
                                                                                 ---------         ---------

                            Total current liabilities                             390,638           559,020
                                                                                 ---------         ---------
LONG-TERM LIABILITIES:
     Long-term debt, net of current portion                                         2,567             5,367
     Obligations under capital leases, net of current portion                      30,308            33,559
                                                                                 ---------         ---------
                            Total long-term liabilities                            32,875            38,926
                                                                                 ---------         ---------

EXCESS OF NET ASSETS OF COMPANIES ACQUIRED OVER COST,net
     of amortization (accumulated amortization of $479,165 and $454,297
     at July 31, 1996 and 1995, respectively                                        6,966             31,834

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share; 2,000,000 shares authorized;
        none issued and outstanding                                                     0                   0
     Common stock, par value $.005 per share; 20,000,000 shares authorized;
        5,108,979 and 5,080,879 issued at July 31, 1996 and 1995, respectively     25,545              25,404
     Capital in excess of par value                                             5,182,188           5,167,951
     Accummulated deficit                                                      (2,871,787)         (3,109,535)
                                                                               -----------         -----------
                                                                                2,335,946           2,083,820

     Less- Treasury stock, 12, 872 shares at cost at July 31, 1996
        1995, respectively                                                        (50,569)            (50,569)
                                                                               ------------        ------------

                            Total stockholders' equity                          2,285,377           2,033,251
                                                                               ------------        ------------

                            Total liabilities and stockholders' equity         $2,715,856          $2,663,031
                                                                               ============        ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         For the Years Ended July 31
                                                         1996         1995        1994
OPERATING REVENUES                                   $3,784,480    $3,147,409  $4,013,619
                                                     ----------    ----------  ----------
OPERATING EXPENSES:
    Cost of sales                                     1,729,058     1,717,364   2,397,150
    Selling and administrative                        1,285,538     1,625,508   1,935,902
    Research and development                            377,318       349,775     486,027
    Restructuring expenses                                    0       800,765           0
                                                     ----------     ---------   ---------
               Total operating expenses               3,391,914     4,493,412   4,819,079
                                                     ----------     ---------   ---------
               Operating income (loss)                  392,566    (1,346,003)   (805,460)
                                                     ----------     ---------   ---------
OTHER INCOME (EXPENSE):
    Interest income                                      16,840        15,038      18,560
    Interest expense                                    (10,834)      (14,468)    (13,340)
    Other                                                 1,676         4,199           0
                                                     ----------     ---------   ---------
                                                          7,682         4,769       5,220
                                                     ----------     ---------   ---------
           Income (loss) before income
               taxes and cumulative effect of a
               change in accounting principle           400,248    (1,341,234)   (800,240)
                                                     ----------    -----------  ----------
INCOME TAX PROVISION (BENEFIT):
    Federal                                             138,287       (88,100)    (47,800)
    State                                                24,213       (33,795)     (6,600)
                                                     ----------    -----------  ----------

           Total income tax provision (benefit):        162,500      (121,895)    (54,400)
                                                     ----------    -----------  ----------
           Income (loss) before cumulative effect
              of a change in accounting principle       237,748    (1,219,339)   (745,840)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE         0             0     138,000
                                                    -----------    -----------   ---------
           Net income (loss)                           $237,748   ($1,219,339)  ($607,840)
                                                   ============   ============  ==========
NET INCOME PER SHARE OF COMMON STOCK:
    Income (loss) before cumulative effect of
       change in accounting principle                      $.04         ($.24)      ($.16)
    Cumulative effect of a change in
       accounting principle                                   0             0         .03
                                                    -----------   ------------  ----------
          Net income (loss) per share                      $.04         ($.24)      ($.13)
                                                    ===========   ============  ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         5,360,763     5,060,832   4,805,401
                                                    ===========   ============  ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
              FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994
                                                                Common Stock     Capital in
                                                              $.005 Par Value     Excess of    Accumulated  Treasury
                                                              ---------------
                                                             Shares    Amount    Par Value       Deficit     Stock      Total
BALANCE, July 31, 1993                                   4,752,857    $23,764  $4,142,383    ($1,282,356)       $0   $2,883,791

 Issuances of common stock-
    Private placement                                       24,000        120     199,464              0         0      199,584
    Consideration for services                              24,480        122     240,386              0         0      240,508
    Exercise of stock options                               43,500        218     144,454              0         0      144,672
    Purchase of 10,000 shares of treasury stock                  0          0           0              0   (45,169)     (45,169)
 Net loss for the year ended July 31, 1994                       0          0           0       (607,840)        0     (607,840)
                                                        -----------  --------- -----------   ------------- --------   ----------
BALANCE, July 31, 1994                                   4,844,837     24,224   4,726,687      1,890,196   (45,169)   2,815,546

 Issuances of common stock-
    Consideration for CTSI assets                          236,042      1,180     441,399              0         0      442,579
    2,872 shares of parent common stock acquired
               by subsidiary                                     0          0           0              0    (5,400)      (5,400)
    Overpayment on stock options refunded                        0          0        (135)             0         0         (135)
 Net loss for the year ended July 31, 1995                       0          0           0     (1,219,339)        0   (1,219,339)
                                                         ----------  --------- -----------   ------------- --------   ----------

BALANCE, July 31, 1995                                   5,080,879     25,404   5,167,951     (3,109,535)  (50,569)   2,033,251

 Issuances of common stock-
    Exercise of stock options                               28,100        141      14,237              0         0       14,378
 Net income for the year ended July 31, 1996                     0          0           0        237,748         0      237,748
                                                         ----------  --------- -----------   ------------- ---------  ----------

BALANCE, July 31, 1996                                   5,108,979    $25,545  $5,182,188    ($2,871,787) ($50,569)  $2,285,377
                                                         ==========  ========= ===========   ============= ========= ===========

The accompanying notes to consolidated statements are an integral part of these statements.

                  VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 For the Year Ended July 31
                                                                       1996                 1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $237,748            ($1,219,339)       ($607,840)
                                                                   ----------          --------------     ------------
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities-
        Depreciation and amortization                                147,347                142,899           98,559
        Cumulative effect of a change in accounting principle              0                      0         (138,000)
        Deferred taxes                                               162,500               (165,100)         (54,400)
        Gain on sale of fixed assets                                   2,000                 (1,524)               0
        Stock issued for services                                          0                      0          240,508
        Noncash restructuring charge                                       0                800,765                0
        (Increase) decrease in assets-
            Accounts receivable, net                                (145,552)               280,368          (12,675)
            Inventories                                              129,863               (105,268)          71,851
            Prepaid expenses and other current assets                 15,490                 11,040           69,174
            Note and other receivables                              (170,755)                     0                0
        Increase (decrease) in liabilities-
            Accounts payable                                          (9,245)                16,293          (45,564)
            Accrued expenses and other liabilities                   (51,859)               (32,279)          17,161
            Customer deposits                                       (113,370)               199,490         (117,788)
                                                                    ----------            ----------       ----------
                      Net adjustments                                (33,581)             1,146,684          128,826
                                                                    ----------            ----------       ----------
                      Net cash provided by (used for)
                         operating activities                        204,167                (72,655)        (479,014)
                                                                    ----------            ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment                         (117,720)               (76,968)        (142,981)
        Proceeds from sale of fixed assets                             3,166                  6,858                0
        Deferred acquisition costs -- CTSI                                 0                 31,564          (65,744)
        Increase in other assets                                      (3,791)                (1,625)          (5,681)
                                                                   -----------             ---------       ----------
                      Net cash used for investing activities        (118,345)               (40,171)        (214,406)
                                                                   -----------             ---------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments of debt                                              (2,800)                (2,800)          (3,033)
        Repayment of obligations under capital lease                 (24,937)               (23,374)         (21,131)
        Purchase of treasury stock                                         0                 (5,400)         (45,169)
        Overpayment on stock option refunded                               0                   (135)               0
        Proceeds from issuance of stock                               14,378                      0          344,256
                                                                  -----------             ----------       ----------
 Net cash provided by (used for) financing activities                (13,359)               (31,709)         274,923
                                                                  -----------             ----------       -----------
 Net increase (decrease) in cash                                      72,463               (144,535)        (418,497)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       321,881                466,416          884,913
                                                                  -----------             ----------       -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $394,344               $321,881         $466,416
                                                                  ===========             ==========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    VERTEX INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES:

This summary of significant accounting policies of Vertex Industries, Inc. and Subsidiaries (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature Of Business-

The Company manufactures, sells, and distributes bar code scanners and printers and data collection terminals, software, automated card devices and precision weighing equipment to customers located primarily within the United States. Sales of bar code printers are primarily to the health care industry. Sales of precision weighing equipment are primarily to retail pharmacies.

Use of Estimates in the
Preparation of Financial Statements-

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles Of Consolidation And Reporting-

The consolidated financial statements include the accounts of Vertex Industries, Inc. (Vertex), and its majority-owned subsidiary, Computer Transceiver Systems, Inc. (CTSI). During 1996, two inactive subsidiaries were merged into the Company. All significant intercompany transactions have been eliminated.

Revenue Recognition-

The Company recognizes revenues related to software sales in compliance with the American Institute of Certified Public
Accountants (AICPA) Statement of Position No. 91-1 "Software Revenue Recognition." Product revenue is recorded at the time of shipment provided that no significant vendor and post contract support obligations remain outstanding and collection of the resulting receivable is deemed probable of collection by management. Maintenance and support service agreement are recognized on a straight-line basis over the life of the maintenance or support services agreements, generally twelve months.

Inventories-

Inventories are valued at the lower of cost (first-in, first-out basis) or market.

Property and Equipment-

All items of property and equipment, including amounts recorded under capital leases, are stated at cost. It is the general policy of the Company to depreciate property and equipment under the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the lesser of the useful life of the improvements or the remaining term of the lease.

The estimated useful lives of depreciable assets are as follows-

Machinery and equipment                        12 years
Tools, dies and patterns                       12 years
Office furniture and equipment                 5-10 years
Computer equipment                             3 years
Exhibit equipment                              3 years
Capital leases                                 5 years

Cost in Excess of Net Assets
of Companies Acquired-

The excess of cost of purchased businesses over the fair value of their assets at the acquisition date is being amortized on a straight-line method over periods ranging from 4 to 20 years.

Excess of Fair Value of Net Assets
of Companies Acquired Over Cost-

The excess of fair value of net assets of companies acquired over cost on the date of acquisition is being amortized on the straight-line method over a period of 20 years.

Net Income (Loss) Per Share of Common Stock-

Net Income (loss) per share is computed based on the weighted average number of common stock and common stock equivalents, if dilutive, outstanding during each period as if the common stock equivalents were converted into common stock at the beginning of the period.

Cash Equivalents-

The Company considers all investments with an original maturity period within three months to be cash equivalents.

Long-Lived Assets-

During 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to the long-lived assets.

Stock Based Compensation-

The Financial Accounting Standards Board issued a standard, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 has been applied. The accounting and disclosure requirements of this standard are effective for the Company's 1997 fiscal year. The Company expects to continue to account for employee stock-based compensation under Opinion 25.

Reclassifications-

Certain reclassifications have been made to conform prior year amounts to current year presentation.

(2) PURCHASE OF SUBSIDIARY'S ASSETS:

On August 31, 1994, pursuant to an "Asset Purchase Agreement" dated May 1, 1993 and with the approval by the respective Boards of Vertex and CTSI and the shareholders of CTSI, Vertex, which owned approximately 56.9% of CTSI shares, acquired all of CTSI's assets and assumed all of its liabilities. The purchase included inventory, equipment, receivables, proprietary technology, goodwill and other intangibles. The agreed purchase price of $1,699,580 was paid by Vertex through the cancellation of CTSI's indebtedness to Vertex in the amount of $1,257,001, with the balance of $442,579 being paid through the issuance of 236,042 shares of Vertex common stock. Vertex common stock in the amount of 233,170 shares exchanged in this transaction were subsequently distributed to the subsidiary's shareholders in exchange for certain outstanding shares of common stock of the subsidiary which have since been retired.

In connection with the acquisition, the Company recorded $535,017 of costs in excess of net assets acquired (goodwill) which includes the market value of the shares issued plus $92,438 in legal and accounting costs incurred. Subsequently, because of a declining demand for the CTSI product line, the Company recognized a $500,000 impairment in the carrying value of the goodwill recorded in this and earlier acquisitions and revised the estimated useful life over which future benefits are expected to be realized to five years. As of July 31, 1996 and 1995, unamortized goodwill in connection with the CTSI acquisition of $77,085 and $123,234 is included in the accompanying consolidated balance sheets, respectively. The $500,000 charged to operations is included in restructuring expenses as disclosed in Note 14.

(3)INVENTORIES:

   Inventories consist of the following-

                                                                          July 31
                                                                   1996               1995
   Raw materials                                                 $7,432             $9,213
   Work in process                                               67,028             74,020
   Finished goods and parts, net of obsolescence reserves of
        $34,619 and $59,444 in 1996 and 1995, respectively      618,719            739,809
                                                               --------            -------
                                                               $693,179           $823,042
                                                               ========           ========

(4) PROPERTY, EQUIPMENT
    AND CAPITAL LEASES:

Details of property, equipment and capital leases are as follows-
                                                                          July 31
                                                                   1996               1995
Property and equipment-
  Leasehold improvements                                       $282,228           $260,268
  Machinery and equipment                                       223,911            223,911
  Tools, dies and patterns                                      451,682            451,682
  Office furniture and equipment                                561,898            561,898
  Computer equipment                                             93,565                  0
  Exhibit equipment                                             112,218            113,384
                                                               --------           --------
                   Total                                      1,725,502          1,611,143

  Less- Accumulated depreciation and amortization            (1,310,489)        (1,207,671)
                                                              ---------          ---------
                   Net property and equipment                   415,013            403,472
                                                              ---------          ---------
Capital leases-
  Office equipment                                               86,448             58,670
  Automobiles                                                    55,309             55,309
                                                              ---------          ---------
                    Total                                       141,757            113,979

  Less- Accumulated amortization                                (82,613)           (60,791)
                                                              ---------          ---------
                    Net capital leases                           59,144             53,188
                                                              ---------          ---------
                    Net property, equipment and capital leases $474,157           $456,660
                                                              =========          =========

Depreciation and amortization of property, equipment and capital leases for the fiscal years ended July 31, 1996, 1995 and 1994 was $122,835 , $119,761 and $95,519, respectively.

(5) LONG-TERM DEBT:

    Long-term debt consists of the following-
                                                                        July 31
                                                                   1996               1995
     Note payable to bank, due in monthly principal
      installments of $233 plus interest at 1.25% above the
      prime rate                                                 $5,367             $8,167
     Less- Current portion of long-term debt                      2,800              2,800
                                                                -------            -------
                          Long-term debt                         $2,567             $5,367
                                                                =======            =======

The long-term debt matures in June 30, 1998 and is secured by telephone equipment of the Company.

(6) NOTE AND OTHER RECEIVABLES:

In May 1996, the Company signed a memorandum of agreement to acquire the Merged NetWeave Corp., as later defined, into the Company. NetWeave Corp. (Netweave), a related party, has been merged with Sombers Group Inc. resulting in the Merged NetWeave Corp. The acquisition by the Company is contingent upon the attainment of certain financial ratios and operating results of the Merged NetWeave Corp. at and for the six months ended January 31, 1997.

In connection with the planned transaction, the Company advanced NetWeave $100,000 for working capital purposes and received a promissory note. The note bears interest at 6%, will be repaid in four monthly installments upon the completion of an offering of the Merged NetWeave Corp. common stock and is convertible at the Company's option, upon default, into common stock of Merged NetWeave Corp.

In July 1996, the Company entered into a factoring agreement with NetWeave whereby certain accounts receivable with invoice amounts of approximately $86,000 were factored by the Company at 80%.

(7) ACCRUED EXPENSES AND OTHER LIABILITIES:

    Accrued expenses and other liabilities consist of the following-
                                                                         July 31
                                                                   1996               1995
    Professional fees                                           $30,690            $36,130
    Vacation salaries                                            17,003             23,858
    Sales tax                                                    20,569             34,545
    Commissions                                                     986              1,737
    Payroll and deductions                                       27,026             11,826
    Income taxes payable                                          2,963             43,000
                                                                -------             ------
                                                                $99,237           $151,096
                                                               ========           ========

(8) PENSION PLANS:

The Company maintains a 401(k) plan, which is a defined contribution plan, covering substantially all of the nonunion employees. Eligible employees can contribute up to 17% of their compensation not to exceed Internal Revenue Code limits. The Company will match 50% of the amount contributed by employees, up to 6% of compensation as defined. Company contributions for the years ended July 31, 1996 and 1995 was $14,865 and $5,342, respectively. There were no matching contributions for the year ended July 31, 1994.

(9) INCOME TAXES:

Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of existing assets and liabilities.

The net deferred tax assets in the accompanying consolidated balance sheets consist of the following-
                                                                   1996                  1995
    Deferred tax assets-
       Allowance for doubtful accounts                          $30,000               $19,000
       Deductible goodwill amortization                         212,000               157,000
       Inventory                                                  9,000                 5,000
       Deferred revenue                                          21,000                     0
       Net operating loss carryforwards                       1,496,000               649,000
                                                              ---------               -------
                      Total deferred tax assets               1,768,000               830,000

       Deferred tax liabilities -- Depreciation                 (77,000)              (36,500)

       Valuation allowance                                   (1,496,000)             (436,000)
                                                             -----------             ---------
                      Net deferred tax asset                   $195,000              $357,500
                                                             ===========             =========

Deferred tax assets arise from the tax benefit of net operating loss carryforwards which are expected to be utilized to offset taxable income and from timing differences between the recognition in financial statement and tax returns of certain inventory costs, bad debt reserve allowances on receivables, depreciation on fixed assets and amortization of certain intangible assets.

Valuation allowances on deferred tax assets have been provided in recognition of the possibility that a portion of the net operating loss carryforwards may expire before utilization.

The components of the income tax provision (benefit) included in the consolidated statements of operations for the fiscal years ended July 31, 1996, 1995 and 1994 consist of the following-
                                                         1996            1995          1994
Current-
  Federal                                                  $0          $18,600           $0
  State                                                     0           24,605            0
Deferred                                              162,500         (165,100)     (54,400)
                                                     --------         ---------     --------
                 Total provision (benefit)           $162,500        ($121,895)    ($54,400)
                                                     ========        ==========    =========

At July 31, 1996, the net operating loss carryforwards available to offset future taxable income consist of approximately
$3,809,000 in Federal net operating losses which will expire in various amounts through 2010, and state net operating losses of approximately $3,348,000 which will expire in 2002.

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows-

                                                         1996             1995          1994

Statutory rate                                          34.0%            (34.0%)       (34.0%)
Effect of-
    Valuation allowance on operating loss tax
         benefits                                        0.0              10.9          31.3
    Federal graduated rates                              0.0               7.3          21.2
    Permanent differences                                0.6               0.8          (9.9)
    State income taxes, net of Federal tax effect        6.0              (2.1)         (9.8)
    Alternative minimum tax                              0.0               1.4           0.0
Other, net                                               0.0               6.6          (5.6)
                                                       -------           ------        -------
                       Effective income tax rate        40.6%             (9.1%)        (6.8%)
                                                       =======           ======        =======

(10) COMMITMENTS AND
     CONTINGENT LIABILITIES:


Leases-

The Company leases certain equipment and vehicles under capital leases with expiration dates ranging from March 1997 through February 1998.

The Company leases its plant and office facilities located in Clifton, New Jersey. The lease expires on May 31, 1998. Annual rental is $142,560. In addition, the Company is obligated to pay applicable real estate taxes, repairs and insurance.

In 1993, the Company began subleasing under a 30-month renewable lease a portion of its plant in Clifton, New Jersey. During 1996, the lease was renewed for an additional 30 month period and expires in May 1998. Under the terms of the sublease, the tenant is required to pay annual rent of $45,657, plus a proportionate share of utilities.

Rent expense for the years ended July 31, 1996, 1995 and 1994 was $121,032 , $135,500 and $122,009, respectively.

Minimum lease payments and sublease rental income are as follows-

Year Ended July 31                    Equipment Capital Leases   Operating Leases   Sublease Rental Income
1997                                            $30,674              $152,030               $45,657
1998                                             18,432               119,247                38,048
1999                                              7,180                     0                     0
2000                                              7,180                     0                     0
2001                                              5,385                     0                     0
                                                -------             ---------               -------
                Total                            68,851              $271,277               $83,705

Less- Amount representing interest                5,694
                                                -------
         Present value of net
             minimum lease payments              63,157
Less-current portion of obligations
       under capital leases                     (32,849)
                                                -------
         Long-term portion of obligations
             under capital leases               $30,308
                                                =======

Employment Agreements-

The Company has an employment agreement with one individual through November 1996 which provides for annual compensation of approximately $103,000 and stock options.

The Company had an employment agreement with another individual who was terminated in October 1995. Subsequent to July 31, 1995, the employee received approximately $22,300 in compensation under this agreement plus 35,000 stock options at an exercise price of $1.25 with an expiration date of September 2000 and certain fringe benefits.

(11) STOCKHOLDERS' EQUITY:

Incentive Stock Options-

The Company has an Incentive Stock Option Plan which provides for the granting of options to officers and other key employees to purchase shares of the Company's common stock. The maximum number of shares to be issued as part of the plan is 1,000,000. The maximum term of any option is ten years and the option price per share may not be less than the fair market value of the stock on the date the option is granted. Options granted to persons owning more than 10% of the voting shares of the Company may not have a term of more than five years and may not be less than 110% of fair market value.

                                                                         July 31
                                                     1996                  1995                 1994
Options outstanding, beginning of year             338,200               255,700              276,200
Granted                                            159,000                95,500               23,000
Exercised                                          (28,100)                    0              (43,500)
Canceled                                          (127,500)              (13,000)                   0
                                                -----------             ---------             --------
Options outstanding, end of year                   341,600               338,200              255,700
                                                ===========             =========            =========

Options price range                             $.475-$8.12             $.475-$8.12         $.475-$8.12
Options exercisable                                 99,400                123,100              81,500
Options available for grant                        384,000                415,500             498,000

Other Stock Options-

In connection with an employment agreement, the Company granted an employee an option to purchase up to 300,000 shares of common stock, at an option price of $7.875 per share, expiring the earlier of June 29, 2003, one year after death, or 30 days after termination. The agreement allowed the employee to retire these options at their original grant price, should the market price of the Company's common stock drop below the exercise price of the options, and have the options granted again at the then market price. During 1996, the employee retired all 300,000 options exercisable at $7.875 and was subsequently granted 300,000 at an exercise price of $.50 per option.

During 1996, the Company granted 35,000 options to two services firms as partial payment for financial and consulting services. The options are exercisable at prices between $.75 and $.91 and expire at various dates through February 2001. These options are currently exercisable. During 1994, the Company granted a consulting firm options to purchase up to 210,000 shares of common stock at various option prices from $1.875 to $10.00 per share, expiring between May 10, 1997 and July 1, 1997. The options are all currently exercisable. These options were granted as partial payment for consulting services. Also during 1994, the Company granted a consulting firm an option to purchase 12,000 shares of common stocks at the option price of $1.875 per share, expiring June 20, 1998. The option is currently exercisable and was in payment for consulting services.

(12) MAJOR CUSTOMERS:

During July 31, 1996, the Company had two customers which accounted for 13.5% and 12.5% of revenue. At July 31, 1996, approximately $229,000 and $101,000, respectively, of accounts receivable were from those customers.

The Company had one customer that accounted for 16.5% and 26.0% of revenue during the years ended July 31, 1995 and 1994, respectively. At July 31, 1995, approximately $277,000 of accounts receivable on the accompanying consolidated balance sheets were from one customer.

(13) SUPPLEMENTAL DISCLOSURES
     ON CASH FLOW INFORMATION:
                                                                               July 31
                                                             1996               1995            1994

    Interest paid                                           $10,834            $14,468          $14,039
    Noncash investment and financing activities-
       Capitalized lease and note payable transactions
       related to purchases of property and equipment       $27,778                 $0          $25,449
                                                           =========          =========        =========

On August 31, 1994, in connection with the agreement described in
Note 2, the Company issued 236,042 shares of common stock for the purchase of its subsidiary CTSI's assets less liabilities.
Existing intercompany debt of this subsidiary to the Company was also canceled as part of this agreement.

During the year ended July 31, 1994, the Company issued 9,480 shares of its stock to a computer software firm for services related to the Company's software products valued at $197,477 and 15,000 shares to a public relations consultant for services valued at $43,031.

(14) RESTRUCTURING EXPENSES:

In the fourth quarter of fiscal 1995, the Company recorded a restructuring charge. This amount includes the write-off of $500,000 of goodwill acquired in the purchase of assets of the Company's subsidiary, CTSI and $300,765 of obsolete inventory of the Company in certain product lines which the Company is de-emphasizing.

(15) FOURTH QUARTER ADJUSTMENTS:

There were no significant fourth quarter adjustments in 1995 other than those discussed in Note 14. Significant fourth quarter adjustments which effected operations in the year ended July 31, 1994 were inventory valuation write-downs of $100,000 and an increase to research and development expense of approximately $197,000 for software product development costs which were previously capitalized.

                                  SCHEDULE II

                   VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994

                                                 Balance at       Additions      Deductions     Balance at
                                                 Beginning        Charged to        From          End of
                                                 of Period         Expense       Allowances       Period
Year Ended July 31, 1996-
  Deducted from accounts receivable for
     doubtful accounts                           $75,985                 $0              $0      $75,985
  Deducted from inventory as valuation
     allowance                                    59,444             48,000          72,825       34,619

Year Ended July 31, 1995-
  Deducted from accounts receivable for
     doubtful accounts                            15,000             71,015          10,030       75,985

  Deducted form inventory as valuation
     allowance                                    50,000             74,500          65,056       59,444


Year Ended July 31, 1994-
  Deducted from accounts receivable for
    doubtful accounts                             15,000                154             154       15,000
  Deducted form inventory as valuation
    allowance                                     50,000                  0               0       50,000


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October  28, 1996	   VERTEX INDUSTRIES, INC.


                                      s/Ronald C. Byer
                              Chief Executive Officer, President

Pursuant to the requirements by the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

October   , 1996                 ________________________
                                  Chairman of the Board,
                                       and Director

October 28, 1996                 s/Ronald C. Byer
                                 Chief Executive Officer,
                                 President and Director

October 25, 1996                 s/Robert T. McLaughlin
                                 Chief Financial Officer
                                 and Treasurer

October 27, 1996                 s/Irwin Dorros
                                 Director


October 25, 1996 	         s/Wilbur Highleyman
                                 Director


October 25, 1996	         s/George Powch
                                 Director