Form 10-Q
period 1996-10-31
VERTEX INDUSTRIES INC
filed 1996-12-12
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For quarter ended October 31, 1996

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

                           Yes     X         No

Common stock, par value $.005 per share: 5,100,107 shares outstanding as of December 12, 1996.

                   VERTEX INDUSTRIES, INC. AND SUBSIDIARY

                                  FORM 10-Q

                               October 31, 1996


                                  I N D E X


                                                             PAGE

Part I.  Financial Information

         Item 1.  Financial Statements
         Consolidated Balance Sheets-
         October 31, 1996 and July 31, 1996. . . . . . . . . . .3

         Consolidated Statements of Income
         three months ended October 31, 1996
         and 1995. . . . . . . . . . . . . . . . . . . . . . . .5

         Consolidated Statements of Changes in
         Stockholders' Equity - for the year ended
         July 31, 1996 and three months ended
         October 31, 1996. . . . . . . . . . . . . . . . . . . .6

         Consolidated Statements of
         Cash Flows - three months
         ended October 31, 1996 and 1995 . . . . . . . . . . . .7

         Notes to Consolidated Financial Statements. . . . . . .8

         Item 2.  Management's Discussion and Analysis
         of Consolidated Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . 10

Part II - Other Information

         Item 6. Exhibits and Reports on form 8 - K  . . . . . 12

         Signatures. . . . . . . . . . . . . . . . . . . . . . 13

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                      October 31, 1995      July 31, 1995
                                         (Unaudited)          (Audited)
 CURRENT ASSETS:
  Cash and Cash Equivalents              $  403,152         $ 394,344
  Accounts Receivable, Less Allowance
   for Doubtful Accounts of
   $75,985 at October 31, 1996 and
   July 31, 1996                            539,987           608,164
  Notes and other receivables               326,024           170,755
  Inventories                               609,255           693,179
  Prepaid Expenses and
      other current assets                   78,185            13,885
                                            -------           -------
       Total Current Assets               1,956,603         1,880,327
                                          ---------         ---------
PROPERTY, EQUIPMENT,
       AND CAPITAL LEASES:
  Property and Equipment                  1,729,677         1,725,502
  Capital Leases                            141,757           141,757
                                          ---------         ---------
    Total Property, Equipment and
      Capital Leases                      1,871,434         1,867,259
  Less:  Accumulated Depreciation and
         Amortization                    (1,428,816)       (1,393,102)
                                         -----------       -----------
    Net Property, Equipment
     and Capital Leases                     442,619           474,157
                                         -----------       -----------

 OTHER ASSETS:
  Cost in Excess of Net Assets
   of Companies Acquired, Net of
   accumulated amortization of
   $313,361 at October 31, 1996 and
   $301,016 at July 31, 1996                100,527           112,872
  Deferred tax asset                        150,900           195,000
  Other Assets                               53,704            53,500
                                         -----------       -----------
    Total Other Assets                      305,131           361,372
                                         -----------       -----------
  Total Assets                           $2,704,353        $2,715,856
                                         ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     October 31, 1996      July 31, 1996
                                                        (Unaudited)           (Audited)
 CURRENT LIABILITIES:
  Long-Term debt, current portion                    $     2,800           $   2,800
  Current portion of obligations
  under capital leases                                    29,378              32,849
  Accounts payable                                       163,131             169,632
  Accrued Expenses and Other Liabilities                 110,000              99,237
  Customer Deposits                                       16,500              86,120
                                                       ----------          ----------
     Total Current Liabilities                           321,809             390,638
                                                       ----------          ----------
  LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion                     1,867               2,567
  Obligations Under Capital Leases,
  Net of Current Portion                                  26,498              30,308
                                                      -----------          ----------
    Total Long-Term Liabilities                           28,365              32,875
                                                      -----------          ----------
 EXCESS OF NET ASSETS OF ACQUIRED
  COMPANIES OVER COST NET OF ACCUMULATED
  AMORTIZATION of $485,382 at
  October 31, 1996 and $479,165 at
  July 31, 1996                                              749               6,966
                                                      -----------          ----------
 COMMITMENTS AND CONTINGENCIES                                --                  --
                                                      -----------          ----------
 STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01
  per share 2,000,000 shares
   authorized; none issued and outstanding                    --                  --
  Common Stock, par value $.005 per share,
  authorized 20,000,000 shares; issued 5,112,979
  shares at October 31, 1996 and 5,108,979
  shares at July 31, 1996, respectively                   25,565              25,545

    Capital in Excess of Par Value                     5,184,088           5,182,188
  Accumulated Deficit                                 (2,805,654)         (2,871,787)
                                                     ------------         -----------
                                                       2,403,999           2,335,946
  Less: Treasury stock, 12,872 shares at cost            (50,569)            (50,569)
                                                    -------------         -----------
    Total Stockholders' Equity                         2,353,430           2,285,377
                                                    -------------         -----------
    Total Liabilities and Stockholders' Equity        $2,704,353          $2,715,856
                                                    =============         ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                       Three Months Ended October 31
                                           1996             1995
OPERATING REVENUES                      $1,005,014       $ 828,777

COST OF SALES                              498,748         421,527
                                        -----------      ---------
GROSS PROFIT                               506,266         407,250
                                        -----------      ---------
OPERATING EXPENSES:
     Selling and Administrative            300,621         298,568
     Research and Development              111,854          95,798
                                        -----------      ----------
     Total Operating Expenses              412,475         394,366
                                        -----------      ----------
OPERATING INCOME                            93,791          12,884
                                        -----------      ----------
OTHER INCOME AND (EXPENSES):
     Interest Income                        15,081           2,217
     Interest Expense                       (1,707)         (2,709)
     Other                                   3,068           1,423
                                       ------------      ----------
     Net Other Income                       16,442             931

INCOME BEFORE INCOME TAXES                 110,233          13,815
                                       ------------      ----------
INCOME TAX PROVISION                        44,100             944
                                        ----------       ---------
Net Income                              $   66,133       $  12,871
                                        ==========       =========
Net Income per share of
Common Stock                            $      .01      $      .00
                                        ==========      ==========
Weighted Average Number of
Shares Outstanding                       5,389,424       5,078,377
                                        ==========      ==========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                                (Unaudited)
                                                    COMMON STOCK            CAPITAL
                                                  $.005 Par Value          in excess     Accumulated       Treasury
                                                 Shares      Amount        Par Value       Deficit          Stock       Total
Year ended July 31, 1996
------------------------

Balances at July 31, 1995                      5,080,979     $24,404      $5,167,951    $(3,109,535)      $(50,659)    $2,033,251

Exercise of Stock Options                         28,100         141          14,237         ---             ---           14,378

Net income for the year ended
July 31, 1996                                       ---          ---             ---        237,748           ---         237,748
                                              ----------   ---------      ----------    ------------    -----------   -----------
Balance at July 31, 1996                       5,108,979     $25,545      $5,182,188    $(2,871,787)      $(50,569)    $2,285,377
                                              ==========   =========      ==========    ============    ===========   ===========


Three months ended October 31, 1996
-----------------------------------
Exercise of Stock Options                         4,000          20           1,900         ---             ---            1,920

Net income for the three months ended
October 31, 1996                                    ---          ---            ---          66,133         ---           66,133
                                              ----------   ---------     -----------    ------------    -----------   -----------
Balances at October 31, 1996                   5,112,979   $  25,565      $5,184,088    $(2,805,654)      $(50,569)    $2,353,430
                                              ==========   =========     ===========    ============    ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                        VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                                                       Three Months Ended
                                                                      October 31, 1996               October 31, 1995
Cash Flows from Operating Activities:
-------------------------------------
        Net Income                                                        $  66,133                      $ 12,871
                 Adjustments to reconcile Net Income                        -------                      --------
                 to net cash provided by operating activities:
                        Depreciation and amortization                        41,842                        34,166
                        Deferred taxes                                       44,100                           --
                (Increase) or Decrease in operating assets:
                        Accounts receivable                                  68,177                        47,142
                        Inventories                                          83,924                        54,179
                        Notes and other receivables                        (155,269)                          --
                        Prepaid expenses and other
                        current assets                                      (64,300)                        8,811
                Increase or (Decrease) in operating
                 liabilities:
                        Accounts payable                                     (6,501)                       47,359
                        Customer Deposits                                   (69,620)                       47,417
                        Accrued expenses and other
                        liabilities                                          10,763                       (32,681)
                                                                          ---------                     ----------
                Net adjustments to reconcile net income to
                net cash provided by operating activities:                  (46,884)                      206,393
                                                                          ---------                     ----------
                Net Cash provided by operating activities:                   19,249                       219,264
                                                                          ---------                     ----------
Cash Flows from Investing Activities:
-------------------------------------
                Additions to property and equipment                          (4,175)                      (25,114)
                Increase in other assets                                      (204)                           --
                                                                          ----------                    ----------
                Net cash used for investing activities                      (4,379)                       (25,114)
                                                                          ----------                    ----------
Cash Flows from Financing Activities:
-------------------------------------
                Payment of long term debt                                     (700)                          (700)
                Payment of capitalized lease obligations                    (7,282)                        (7,351)
                Proceeds from issuance of common stock                       1,920                         12,978
                                                                           ---------                     ---------
                Net Cash provided by (used for) financing activities        (6,062)                         4,927
                                                                           ---------                     ---------
Net Increase in Cash                                                          8,808                       199,077

Cash and Cash Equivalents at Beginning of Year                              394,344                       321,881
                                                                           ---------                     ---------
Cash and Cash Equivalents at End of Period                                 $403,152                      $520,958
                                                                           =========                     =========

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                   VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements including the footnotes thereto, included in the Vertex Industries, Inc. and subsidiary (the "Company") Annual Report on
Form 10-K for the year ended July 31, 1996. In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, the results of operations and cash flows of the Company and its consolidated subsidiary for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

2.   Income Taxes

     At July 31, 1996, the Company had net operating loss ("NOLs") carryforwards available to offset future taxable income of approximately $3.8 million and $3.4 million for federal and state tax purposes, respectively. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences. As of October 31, 1996, the Company had a deferred tax asset valuation allowance of approximately $1.5 million with a net deferred tax asset of approximately $150,900, which was recorded in prior years relating to the realization of the NOLs. As of October 31, 1996 the Company has not adjusted the deferred tax asset valuation allowance.

     In assessing the realizability of the $150,900 net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating losses. Management believes that the $150,900 net deferred tax asset represents a reasonable conservative estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

3.      Accounting for Stock-Based Compensation

        In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective in the Company's 1997 fiscal year. The statement encourages entities to adopt the fair value-based method of accounting for employee stock options, as opposed to the method which measures compensation cost for those plans using the intrinsic value-based accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has decided not to adopt the recognition provisions of SFAS No.123. However, the disclosure requirements of SFAS No. 123 will be adopted during the 1997 fiscal year.

ITEM 2.	Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations


Results of Operations

Three months ended October 31, 1996 compared with three months ended October 31, 1995.

Overview

The Company experienced a 21% increase in operating revenues and recorded net income of $66,133 for the quarter ended October 31, 1996, compared to net income of $12,871 for the same period last year. The increase in operating revenues is primarily due to an increase in demand for the weighing equipment, label generating systems and bar code product lines offset by a decrease in demand for the card devices and software product lines. The Company's decision to increase staff in the direct marketing and technical areas while still supporting distributor and VAR sales has led to pilot system contracts.

Net Income

The Company recorded net income of $66,133 for the quarter ended October 31, 1996 as compared to net income of $12,871 for the same period last year. The increase in net income is attributed to an increase in operating revenues of approximately $176,237 or 21% in addition to an increase of 1.3% in gross margin percentage in fiscal 1997 as compared to last year. Operating expenses increased $18,109 or 4.6% for the three months ended October 31, 1996 compared to the same period last year.

Operating Revenues

Operating Revenues increased $176,237 or 21% to $1,005,014 for the quarter ended October 31, 1996, compared to $828,777 for the same period last year. The increase in operating revenue is attributed to an increase in demand for weighing equipment, label generating systems and bar code product lines of approximately $281,000 offset by a decrease in sales in the card devices and software product lines of approximately $105,000. The Company continues to focus its resources on the bar code and software product lines.

Cost of Sales

Cost of Sales decreased to 49.6% of revenues for the first quarter of fiscal 1997 compared to 50.9% for the same period last year. The slight increase is primarily due to an increase in sales activity which, decreased the unabsorbed factory overhead and increases the product margins and the overall gross profit.

Operating Expenses

Operating expenses increased $18,109 or 4.6% for the first quarter of fiscal 1997 compared to the same period in 1996. Selling and administrative expenses increased $2,053. Research and development expenses increased $16,056 or 17% to $111,854. The increase is due to the Company's ever expanding research and development efforts in the software area. The Company will continue its focus in this product area which will position the Company for future growth.

Other Income and Expenses

Net other income was $16,442 for the quarter ended October 31, 1996 compared to $931 for last year. The increase of $15,511 is primarily due to interest income which was generated from the Company's notes and other receivables from NetWeave Corporation.

Liquidity and Capital Resources

At October 31, 1996 the Company had $403,152 in cash and cash equivalents compared to $394,344 at July 31, 1996. Working Capital and the current ratio were $1,634,794 and 6.08 to 1 at October 31, 1996 versus $1,122,140 and 3.01 to 1 at July 31, 1996. Net cash provided by operating activities was $19,249 in the first three months of fiscal 1997.

Capital expenditures were approximately $4,175 and $25,114 for the three month periods ended October 31, 1996 and 1995, respectively.

The Company believes that cash and working capital are at sufficient levels to support the needs of the Company for the near future. However, if product demand increases significantly, there may be a need for additional working capital.

	VERTEX INDUSTRIES, INC. AND SUBSIDIARIES


Part II - Other Information

Item 6.	Exhibits and Reports on Form 8 - K

        (a)     None
        (b)     There have been no reports filed
                on form 8 - K for the quarter ended
                October 31, 1996

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             VERTEX INDUSTRIES, INC.
                                     Registrant

                         By  S/ Robert T. McLaughlin
                               Robert T. McLaughlin
                       Chief Financial Officer, Treasurer



 December 12, 1996