Form 10-Q
period 1997-01-31
VERTEX INDUSTRIES INC
filed 1997-03-17
CIK 779681

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended January 31, 1997

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

                             Yes     X         No  ______


Common stock, par value $.005 per share: 5,100,107 shares outstanding as of March 17, 1997.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARY

                                    FORM 10-Q

                                January 31, 1997


                                    I N D E X


                                                             PAGE

Part I.  Financial Information

         Item 1.  Financial Statements
         Consolidated Balance Sheets
         January 31, 1997 and July 31,1996 . . . . . . . . . . .3

         Consolidated Statements of Income
         three and six months ended January 31, 1997
         and 1996. . . . . . . . . . . . . . . . . . . . . . . .5

         Consolidated Statements of Changes in
         Stockholders' Equity - for the year ended
    July 31, 1996 and six months ended
         January 31, 1997. . . . . . . . . . . . . . . . . . . .6

         Consolidated Statements of
         Cash Flows - six months
         ended January 31, 1997 and 1996 . . . . . . . . . . . .7

         Notes to Consolidated Financial Statements. . . . . . .8

         Item 2.  Management's Discussion and Analysis
         of Consolidated Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . .9

Part II - Other Information

         Item 4. Submission of Matters to Vote
         of Security Holders . . . . . . . . . . . . . . . . . 14

         Item 6. Exhibits and Reports on form 8 - K  . . . . . 15

         Signatures. . . . . . . . . . . . . . . . . . . . . . 16

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                      January 31, 1997      July 31, 1996
                                         (Unaudited)          (Audited)
 CURRENT ASSETS:
  Cash and Cash Equivalents              $  682,774         $ 394,344
  Accounts Receivable, Less Allowance
   for Doubtful Accounts of
   $75,985 at January 31, 1997 and
   July 31, 1996                            535,139           608,164
  Notes and other receivables               228,680           170,755
  Inventories                               624,960           693,179
  Prepaid Expenses and
   other current assets                      71,397            13,885
                                          ----------        ---------
    Total Current Assets                  2,142,950         1,880,327
                                          ----------        ---------
PROPERTY, EQUIPMENT,
       AND CAPITAL LEASES:
  Property and Equipment                  1,732,451         1,725,502
  Capital Leases                            141,757           141,757
                                          ----------        ---------
    Total Property, Equipment and
      Capital Leases                      1,874,208         1,867,259
  Less:  Accumulated Depreciation and
         Amortization                    (1,464,529)       (1,393,102)
                                         -----------       -----------
    Net Property, Equipment
     and Capital Leases                     409,679           474,157
                                         -----------       -----------
 OTHER ASSETS:
  Cost in Excess of Net Assets
   of Companies Acquired, Net of
   accumulated amortization of
   $325,706 at January 31, 1997 and
   $301,016 at July 31, 1996                 88,182           112,872
  Deferred tax asset                        121,300           195,000
  Other Assets                               53,710            53,500
                                         -----------       -----------
    Total Other Assets                      263,192           361,372
                                         -----------       -----------
  Total Assets                           $2,815,821        $2,715,856
                                         ===========       ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     January 31, 1997      July 31, 1996
                                                        (Unaudited)           (Audited)
 CURRENT LIABILITIES:
  Long-Term debt, current portion                      $     2,800          $    2,800
  Current portion of obligations
  under capital leases                                      27,614              32,849
  Accounts payable                                         148,006             169,632
  Accrued Expenses and Other Liabilities                   141,273              99,237
  Customer Deposits                                         77,743              86,120
                                                       -----------          ----------
     Total Current Liabilities                             397,436             390,638
                                                       -----------          ----------
 LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion                       1,167               2,567
  Obligations Under Capital Leases,
  Net of Current Portion                                    19,302              30,308
                                                       -----------          ----------
    Total Long-Term Liabilities                             20,469              32,875
                                                       -----------          ----------
 EXCESS OF NET ASSETS OF ACQUIRED
  COMPANIES OVER COST NET OF ACCUMULATED
  AMORTIZATION of $486,131 at
  January 31, 1997 and $479,165 at
  July 31, 1996                                               --                 6,966
                                                      ------------           ---------
 COMMITMENTS AND CONTINGENCIES                                --                   --
                                                      ------------           ---------
 STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01
  per share 2,000,000 shares
  authorized; none issued
  and outstanding                                             --                   --
  Common Stock, par value $.005
   per share, authorized 20,000,000
   shares; issued 5,112,979 shares at
   January 31, 1997 and 5,108,979 shares at
   July 31, 1996, respectively                             25,565              25,545

  Capital in Excess of Par Value                        5,184,088           5,182,188
  Accumulated Deficit                                  (2,761,168)         (2,871,787)
                                                       -----------         -----------
                                                        2,448,485           2,335,946
  Less: Treasury stock, 12,872
        shares at cost                                    (50,569)            (50,569)
                                                      ------------         -----------
    Total Stockholders' Equity                          2,397,916           2,285,377
                                                      ------------         -----------
    Total Liabilities and Stockholders' Equity         $2,815,821          $2,715,856
                                                      ============         ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
                                  Three Months Ended  Jan. 31       Six Months Ended Jan. 31
                                      1997            1996              1997           1996
OPERATING REVENUES               $  937,029        $1,041,620       $1,942,043      $1,870,397

COST OF SALES                       403,705           457,032          902,453         878,559
                                 ----------        -----------       ---------       ---------

GROSS PROFIT                        533,324           584,588        1,039,590         991,838
                                 ----------        -----------      ----------      ---------
OPERATING EXPENSES:

Selling and Administrative          349,414           305,907          650,035         604,475
Research and Development            107,430            98,836          219,284         194,634
                                 ----------        -----------      ----------      ----------
Total Operating Expenses            456,844           404,743          869,319         799,109
                                 ----------        -----------      ----------      ----------

OPERATING INCOME                     76,480           179,845          170,271         192,729
                                 ----------        -----------      ----------      ----------

NET OTHER INCOME (Expense)           (2,394)              800           14,048           1,731
                                 ----------        -----------      ----------      ----------

Income before income taxes           74,086           180,645          184,319         194,460
                                 ----------        -----------      ----------      ----------
INCOME TAX PROVISION                 29,600            77,406           73,700          78,350
                                 ----------        -----------      ----------      ----------

Net Income                      $    44,486        $  103,239       $  110,619      $  116,110
                                ===========        ==========       ==========      ==========

Net Income per share of
Common Stock:                   $     .01         $      .02       $     .02       $     .02
                                ==========        ==========       ==========      ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING               5,349,500         5,094,507        5,402,086        5,086,442
                                ==========         =========        =========       ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  VERTEX INDUSTRIES, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                  Common Stock         Capital
                                 $.005 Par Value       in Excess       Accumulated        Treasury
Year ended July 31, 1996        Shares     Amount      Par Value         Deficit           Stock         Total
Balance at July 31, 1995      5,080,979   $25,404      $5,167,951     $(3,109,535)       $(50,569)     $2,033,251

Exercise of Stock Options        28,100       141          14,237              --              --          14,378

Net income for the
year ended July 31, 1996             --        --              --         237,748              --         237,748
                              ---------   --------     -----------    -------------      ----------    -----------

Balance at July 31, 1996      5,108,979   $25,545      $5,182,188     $(2,871,787)       $(50,569)     $2,285,377
                              =========   ========     ===========    =============      ==========    ===========

Six months ended
January 31, 1997

Exercise of Stock Options         4,000        20          1,900              --               --          1,920

Net income for the six
months ended January 31,
1997                                 --        --             --         110,619               --        110,619
                              ----------   --------    -----------    -------------      ----------   -----------
Balance at January
31, 1997                      5,112,979    $25,565     $5,184,088     $(2,761,168)       $(50,569)     $2,397,916
                             ===========   ========    ===========    =============

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                                          Six Months Ended
                                                                 January 31,1997   January 31,1996
Cash Flows from Operating Activities:
     Net Income                                                   $   110,619        $   116,110
                                                                  -----------        -----------
       Adjustments to reconcile net income to
       net cash provided by  operating activities:
            Depreciation and amortization                              89,151             69,985
            Deferred taxes                                             73,700             77,406
      (Increase) or Decrease in operating assets:
            Accounts receivable                                        73,025            (50,031)
            Inventories                                                68,219            168,180
            Notes and other receivables                               (57,925)                --
            Prepaid expenses and other current assets                 (57,512)            (6,222)

       Increase or (decrease) in operating liabilities:
            Accounts payable                                          (21,626)             3,579
            Customer Deposits                                          (8,377)           (73,417)
            Accrued expenses and other liabilities                     42,036            (63,572)
                                                                     ---------           --------
       Net adjustments to reconcile net income to
       net cash provided by operating activities                      200,691            125,908
                                                                     ---------           --------
       Net Cash provided by operating activities                      311,310            242,018

Cash Flows from Investing Activities:
       Additions to property and equipment                             (6,949)           (36,785)
       Increase in other assets                                          (210)                --
                                                                     ---------           ---------
       Net cash used for investing activities                          (7,159)           (36,785)
                                                                     ---------           ---------
Cash Flows from Financing Activities:
       Payment of long term debt                                       (1,400)            (1,400)
       Payment of capitalized lease obligations                       (16,241)           (13,957)
       Proceeds from issuance of common stock                           1,920             12,978
                                                                     ---------           ---------
       Net Cash provided by (used for) financing                      (15,721)            (2,379)
       activities                                                    ---------           ---------

Net Increase in Cash                                                  288,430            202,854

Cash and Cash Equivalents at Beginning of Period                      394,344            321,881
                                                                     ---------          ----------
Cash and Cash Equivalents at End of Period                           $682,774           $524,735
                                                                    ==========          ==========

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

As of January 31, 1997 the Company had a deferred tax asset valuation allowance of approximately $1.5 million with a net deferred tax asset of approximately $121,300 which was recorded in prior years relating to the realization of the NOLs. As of January 31, 1997 the Company has not adjusted the deferred tax asset valuation allowance.

In assessing the realizability of the $121,300 net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its past history of operating losses. Management believes that the $121,300 net deferred tax asset represents a reasonable conservative estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

3.        Accounting for Stock-Based Compensation

	In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective in the Company's 1997 fiscal year. The statement encourages entities to adopt the fair value-based method of accounting for employee stock options, as opposed to the method which measures compensation cost for those plans using the intrinsic value-based accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has decided not to adopt the recognition provisions of SFAS No. 123. However, the disclosure requirements of SFAS No. 123 will be adopted during the 1997 fiscal year.

4.	License Agreement with NetWeave Corporation

	On February 20, 1997 the Company entered into a license agreement with NetWeave Corporation to develop, market, sell and support the NetWeave product worldwide. Vertex Industries will pay NetWeave a royalty on the initial licenses sold and on annual license fees paid by the customer for maintenance and support of the NetWeave product.

Under terms of the agreement, the NetWeave Corporation assigns its existing customer base to Vertex Industries along with the existing sales representative agreements in the U.S. and the master distributor with SX Consultancy for Europe and Asia. SX Consultancy is a European software distributor and developer of custom software based in the UK with ties to distributors in Asia. Vertex will maintain the current NetWeave Corporation facility in Philadelphia along with existing employees. The Licensing Agreement replaces the Conditional Acquisition Agreement which the Company announced in May, 1996. The Sombers Group, Inc. custom software portion of the original agreement remains part of The NetWeave Corporation.

ITEM 2.	Management's Discussion and Analysis of Consolidated
Financial Conditions and Results of Operations

Results of Operations

Three months ended January 31, 1997 compared with three months ended January 31, 1996.

Overview

The Company experienced a 10% decrease in operating revenues and recorded net income of $44,486 for the quarter ended January 31, 1997, compared to net income of $103,239 for the same period in 1996. The decrease in operating revenues is attributed to a decrease in demand for the bar code product line coupled with an increase in demand for the weighing and label generating systems product lines. The decrease in net income is primarily due to an decrease in operating revenues in addition to an increase in operating expenses.

Net Income

Net income decreased $58,753 to $44,486 for the quarter ended
January 31, 1997 as compared to net income of $103,239 for the same period in 1996. The decrease in net income is primarily due to an decrease in the operating revenues of approximately $104,591 or 10% in 1997 as compared to the same period in 1996. The decrease in net income is also attributed to an increase in operating expenses of approximately $52,101 or 13% in 1997 as compared to the same period in 1996.

Operating Revenues

Operating revenues decreased $104,591 or 10% to $937,029 for the quarter ended January 31, 1997, compared to $1,041,620 for the same period in 1996. The decrease in operating revenues is attributed to a decrease in demand for the bar code product line of approximately $243,000 coupled with an increase in demand of approximately $138,000 in the weighing and label generating systems product lines.

Cost of Sales

Cost of Sales remained relatively flat at 43% for both periods and the Company continues to strive for increased product margins.

Operating Expenses

Operating expenses increased $52,101 or 13% to $456,844 for the quarter ended January 31, 1997, as compared to $404,743 for the same period in 1996. The increase is comprised of an increase of $43,507 or 14% in selling and administrative expenses and an increase of $8,594 or 1% in research and development expenses.

The increase in selling and administrative expenses are due to an increase in advertising costs which are associated with the BridgeNet product line, an increase in salesmen's commissions and an increase in consulting fees and salary increases for personnel. The increase in research and development expenses is due to the Company's expanded research and development efforts on its BridgeNet product. The Company anticipates that the funds allocated to R&D will position the Company for future growth.

Net Other Income (Expense)

Net other income (expense) decreased to an expense of $2,394 for the quarter ended January 31, 1997 compared to income of $800 for the same period in 1996. The expense relates primarily to interest expense of $2,002 for the quarter ended January 31, 1997.

Income Tax Expense

The Company recorded an income tax provision of $29,600 for the quarter ended January 31, 1997 as compared to $77,406 for same period in 1996. The income tax provision of $29,600 was offset against the Company's deferred tax asset at January 31, 1997.


Six Months Ended January 31, 1997 compared with six months ended
January 31, 1996.

Overview

The Company's operating revenues increased $71,646 to $1,942,043 for the six months ended January 31, 1997 as compared to the same period in 1996. The increase in operating revenues is due to an increase in demand for the weighing and label generating systems product lines coupled with a decrease in the bar code and software product lines. The decrease in net income is attributed to an increase in operating expenses.

Net Income

Net Income decreased $5,491 to $110,619 for the six months ended January 31, 1997, compared to net income of $116,110 for the same period in 1996. The decrease in net income is primarily attributed to an increase in operating expenses of $70,210 or 9% for the six months ended January 31, 1997 compared to the same period in 1996.

Operating Revenues

Operating revenues increased $71,646 to $1,942,043 for the six months ended January 31, 1997 compared to $1,870,397 in the same period last year. The increase is due to an increase in demand of approximately $388,000 in the weighing and label generating systems product lines coupled with a decrease in the bar code, software and card device product lines of approximately $316,000.

Cost of Sales

Cost of Sales increased to 54% of revenues for the six months ended January 31, 1997, compared to 53% for the same period in 1996. The Company has been able to maintain without much fluctuation favorable profit margins for both periods.

Operating Expenses

Operating expenses increased 9% or $70,210 to $869,319 for the six month ended January 31, 1997 compared to $799,109 in the same period in 1996. The increase is comprised of an increase of $45,560 or 8% in selling and administrative expenses and an increase of $24,650 or 13% in research and development expenses. The Company has increased its direct selling efforts as systems integrators (while still supporting its Distributor and VAR channels) in an effort to produce an improved revenue stream. The Company continues to increase its research and development on its BridgeNet software products. The increase in selling and administrative expenses is primarily due to an increase in advertising and marketing, salesmen's commissions consulting fees and salary increases.


Net Other Income (Expenses)

Net other income increased $12,371 to $14,048 for the six months ended January 31, 1997, compared to net other income of $1,731 for the same period in 1996. The increase is primarily due to an increase in interest income from the Company's money market account.

Income Tax Expense

The Company recorded an income tax provision of $73,700 for the six months ended January 31, 1997 as compared to $78,350 for the same period in 1996. See footnote two on page 8 for additional information on income taxes.

Liquidity and Capital Resources

At January 31, 1997 the Company had $682,774 in cash and cash equivalents compared to $394,344 at July 31, 1996. Working Capital and the current ratio were $1,745,514 and 5.39 to 1 at January 31, 1997 versus $1,489,689 and 4.81 to 1 at July 31, 1996. Net cash provided by operating activities was $311,310 for the first six months of 1996.

Capital expenditures were approximately $6,900 and $36,800 for the six month periods ended January 31, 1997 and 1996, respectively.

The Company believes that cash and working capital are at sufficient levels to support the needs of the Company for the near future.

	With the Company entering into a licensing agreement with NetWeave Corporation, the Company will require additional working capital. The Company is currently seeking a working capital line of credit and has approached several lenders and expects to have a line of credit in place within the near future.

	VERTEX INDUSTRIES, INC. AND SUBSIDIARY

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held an Annual Meeting of Stockholders on
January 15, 1997.

(b)	The names of each Director elected at the Annual
Meeting are as follows:

    James Q. Maloy
    Ronald C. Byer
    Irwin Dorros
    Wilbur Highleyman
    George Powch

The above directors were elected for a one year term.

                       FOR            AGAINST       ABSTAIN

James Q. Maloy      3,425,672         195,125        15,089

Ronald C. Byer      3,456,747         164,050        15,089

Wilbur Highleyman   3,619,247           1,550        15,089

George Powch        3,619,797           1,000        15,089

Irwin Dorros        3,619,247           1,550        15,089

      (c) A brief description of each other matter voted upon at the Annual Meeting and the number of affirmative votes and the number of negative votes cast with respect to each such matter follows. Each such matter was approved.

      (i)     The ratification of Arthur Andersen LLP as the
Company's Independent Public Accountants for the fiscal year ending July 31, 1997:

	For			Against		Abstain
	  3,609,403		12,991		13,492

     (ii)    To amend the Company's Incentive Stock Option
Plan to increase the number of shares of Common
Stock available under the plan from 1,000,000 shares to 1,500,000 shares

	For			Against		Abstain
	  3,352,191		106,316		177,379

Item 6.	Exhibits and Reports on Form 8 - K

(a)	None
(b)	There have been no reports filed
on form 8 - K for the quarter ended
January 31, 1997

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



 March 17, 1997

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



March 17, 1997