Form 10-Q
period 1997-04-30
VERTEX INDUSTRIES INC
filed 1997-06-16
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended April 30, 1997

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

                        Yes     X         No  ______

Common stock, par value $.005 per share: 5,110,107 shares outstanding as of June 16, 1997.

                      VERTEX INDUSTRIES, INC. AND SUBSIDIARY

                                    FORM 10-Q

                                 April 30, 1997


                                    I N D E X


                                                             PAGE

Part I.  Financial Information

         Item 1.  Financial Statements
         Consolidated Balance Sheets
         April 30, 1997 and July 31, 1996 . . . . . . . . . . 3

         Consolidated Statements of Operations
         three and nine months ended April 30, 1997
         and 1996. . . . . . . . . . . . . . . . . . . . . . .5

         Consolidated Statements of Changes in
         Stockholders' Equity - for the year ended
         July 31, 1996 and nine months ended
         April 30, 1997. . . . . . . . . . . . . . . . . . . .6

         Consolidated Statements of
         Cash Flows - nine months
         ended April 30, 1997 and 1996 . . . . . . . . . . . .7

         Notes to Consolidated Financial Statements. . . . . .8

         Item 2.  Management's Discussion and Analysis
         of Consolidated Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . .10

Part II - Other Information

         Item 6. Exhibits and Reports on form 8 - K  . . . . .14

         Signatures. . . . . . . . . . . . . . . . . . . . . .15

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                      April 30, 1997      July 31, 1996
                                         (Unaudited)          (Audited)
 CURRENT ASSETS:
  Cash and Cash Equivalents              $  640,202         $ 394,344
  Accounts Receivable, Less Allowance
   for Doubtful Accounts of
   $75,985 at April 30, 1997 and
   July 31, 1996                            536,406           608,164
  Notes and other receivables               177,291           170,755
  Inventories                               656,409           693,179
  Prepaid Expenses and
   other current assets                      63,635            13,885
                                         -----------        ---------
    Total Current Assets                  2,073,943         1,880,327
                                         -----------        ---------
  PROPERTY, EQUIPMENT,
       AND CAPITAL LEASES:
  Property and Equipment                  1,743,258         1,725,502
  Capital Leases                            141,757           141,757
                                         ----------         ---------
    Total Property, Equipment and
      Capital Leases                      1,885,015         1,867,259
  Less:  Accumulated Depreciation and
         Amortization                    (1,501,528)       (1,393,102)
                                         -----------        ---------
    Net Property, Equipment
     and Capital Leases                     383,487           474,157
                                         -----------        ---------
 OTHER ASSETS:
  Cost in Excess of Net Assets
   of Companies Acquired, Net of
   accumulated amortization of
   $338,051 at April 30, 1997 and
   $301,016 at July 31, 1996                 75,837           112,872
  Deferred tax asset                        188,500           195,000
  Other Assets                               52,958            53,500
                                         ----------         ----------
    Total Other Assets                      317,295           361,372
                                         ----------         ----------
  Total Assets                           $2,774,725        $2,715,856
                                         ==========        ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        April 30, 1997      July 31, 1996
                                                          (Unaudited)        (Audited)
 CURRENT LIABILITIES:
  Long-Term debt, current portion                          $     2,800          $    2,800
  Current portion of obligations
  under capital leases                                          20,030              32,849
  Accounts payable                                             126,731             169,632
  Accrued Expenses and Other Liabilities                       128,679              99,237
  Customer Deposits/Unearned Revenue                           173,579              86,120
                                                               -------             -------
     Total Current Liabilities                                 451,819             390,638
                                                               -------             -------
 LONG-TERM LIABILITIES:
  Long-Term Debt, Less Current Portion                             467               2,567
  Obligations Under Capital Leases,
  Net of Current Portion                                        18,008              30,308
                                                               -------              ------
    Total Long-Term Liabilities                                 18,475              32,875
                                                               -------              ------
 EXCESS OF NET ASSETS OF ACQUIRED COMPANIES OVER COST
 NET OF ACCUMULATED AMORTIZATION of $486,131 at
 April 30, 1997 and $479,165 at July 31, 1996                     --                 6,966
                                                               -------              ------
 COMMITMENTS AND CONTINGENCIES                                    --                   --
                                                               -------              ------
 STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share 2,000,000
   shares authorized; none issued and outstanding                 --                   --
  Common Stock, par value $.005
   per share, authorized 20,000,000 shares; issued
   5,122,979 shares at April 30, 1997 and 5,108,979
   shares at July 31, 1996, respectively                        25,615              25,545

  Capital in Excess of Par Value                             5,191,538           5,182,188
  Accumulated Deficit                                       (2,862,153)         (2,871,787)
                                                            ----------           ---------
                                                             2,355,000           2,335,946
  Less: Treasury stock, 12,872
        shares at cost                                         (50,569)            (50,569)
                                                             ----------           ---------
    Total Stockholders' Equity                               2,304,431           2,285,377
                                                             ----------           ---------
    Total Liabilities and
     Stockholders' Equity                                   $2,774,725          $2,715,856
                                                             ==========          ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                              Three Months Ended April 30      Nine Months Ended April 30
                                   1997          1996               1997           1996
OPERATING REVENUE              $  681,622     $ 859,424          $2,623,665      $2,729,821

COST OF SALES                     367,335       411,024           1,269,788       1,289,583
                               -----------    ---------          ----------      ----------

GROSS PROFIT                      314,287       448,400           1,353,877       1,440,238
                               -----------    ----------         ----------      ----------

OPERATING EXPENSES:

Selling and Administrative        355,466       327,104           1,005,501         931,579
Research and Development          135,173        86,652             354,457         281,286
Total Operating Expenses       -----------    ----------         ----------       ---------
                                  490,639       413,756           1,359,958       1,212,865
                               -----------    ----------         ----------       ---------

OPERATING INCOME (LOSS)          (176,352)       34,644              (6,081)        227,373
                               -----------    ----------         ----------       ---------

OTHER INCOME NET                    8,167         1,311              22,215           3,042
                               -----------    ----------         ----------       ---------

Income (Loss) before income
taxes                            (168,185)       35,955              16,134         230,415
                               ------------   ----------         ----------       ---------

INCOME TAX/PROVISION (Benefit)    (67.200)       14,879               6,500          93,229
                               ------------   ----------         ----------       ---------

Net Income (Loss)             $  (100,985)      $21,076              $9,634      $  137,186
                              =============   ==========         ==========      ==========

Income (Loss) per share of
Common Stock                  $    (.02)      $      --          $      --       $      .03
                              =============   ==========         ==========      ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:             5,253,509      5,094,507          5,250,035       5,086,091

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (Unaudited)

                                     Common Stock                Capital
                                   $.005 Par Value               in Excess        Accumulated        Treasury
Year ended July 31, 1996         Shares       Amount             Par Value          Deficit            Stock        Total
------------------------        --------      ------             ---------        -----------        --------       -----
Balance at July 31, 1995       5,080,979      $25,404           $5,167,951       $(3,109,535)       $(50,569)    $2,033,251

Exercise of Stock Options         28,100          141               14,237              --               --          14,378

Net income for the year
ended July 31, 1996                 --             --                  --            237,748             --         237,748
                               ----------     ---------         ----------       -------------      ----------     --------

Balance at July 31, 1996       5,108,979      $ 25,545          $5,182,188       $(2,871,787)       $(50,569)    $2,285,377
                               =========      =========         ==========       ============       ==========   ==========

Nine months ended
April 30, 1997

Exercise of Stock Options         14,000            70              9,350                --               --          9,420

Net Income for the nine
months ended April 30, 1997           --            --                 --              9,634              --          9,634
                                --------      ---------       -----------        -----------       ----------    ----------

Balance at April 30, 1997      5,112,979       $25,615         $5,191,538        $(2,862,153)       $(50,569)    $2,304,431
                               =========      ==========       ==========        ============      ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                        Nine Months Ended
                                                              April 30,1997        April 30,1996
Cash Flows from Operating Activities:
    Net Income                                                $     9,634           $   137,186
                                                              ------------          -----------
      Adjustments to reconcile net income to net cash
      provided by operating activities:
            Depreciation and amortization                         138,495               104,826
            Deferred taxes                                          6,500                91,406
(Increase) or Decrease in operating assets:
Accounts receivable                                                71,758               (59,255)
Inventories                                                        36,770               139,879
Notes and other receivables                                        (6,536)                  --
Prepaid expenses and other current assets                         (49,750)               (7,348)

Increase or (decrease) in operating liabilities:
Accounts payable                                                  (42,901)              (23,105)
Customer Deposits                                                  87,459              (126,920)
Accrued expenses and other liabilities                             29,442                (5,947)
                                                              -------------         -------------
Net adjustments to reconcile net income to
net cash provided by operating activities                         271,237                128,332
                                                              -------------         -------------
Net Cash provided by operating activities                         280,871                265,418
                                                              -------------         -------------
Cash Flows from Investing Activities:
    Additions to property and equipment                           (17,756)               (54,886)
    Decrease in other assets                                          542                    202
                                                              -------------          ------------
Net cash used for investing activities                            (17,214)               (54,684)
                                                              -------------          ------------
Cash Flows from Financing Activities:
    Payment of long term debt                                      (2,100)                (2,100)
    Payment of capitalized lease obligations                      (25,119)               (19,837)
    Proceeds from issuance of common stock                          9,420                 12,978
                                                              -------------          ------------
    Net Cash used for financing  activities                       (17,799)                (8,959)
                                                              -------------          ------------
Net Increase in Cash                                              245,858                201,775

Cash and Cash Equivalents at Beginning of Period                  394,344                321,881
                                                              -------------          ------------
Cash and Cash Equivalents at End of Period                    $   640,202            $   523,656
                                                              =============          ============

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

As of April 30, 1997 the Company had a deferred tax asset valuation allowance of approximately $1.5 million with a net deferred tax asset of approximately $188,500 which was recorded in prior years relating to the realization of the NOLs. As of April 30, 1997 the Company has not adjusted the deferred tax asset valuation allowance.

In assessing the realizability of the $188,500 net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its past history of operating losses. Management believes that the $188,500 net deferred tax asset represents a reasonable estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

3.	Accounting for Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective in the Company's 1997 fiscal year. The statement encourages entities to adopt the fair value-based method of accounting for employee stock options, as opposed to the method which measures compensation cost for those plans using the intrinsic value-based accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has decided not to adopt the recognition provisions of SFAS No. 123. However, the disclosure requirements of SFAS No. 123 will be adopted for fiscal year end 1997.


4.	License Agreement with NetWeave Corporation

On February 17, 1997 the Company entered into a license agreement with NetWeave Corporation to develop, market, sell and support the NetWeave product worldwide. Vertex Industries will pay NetWeave a royalty on the initial licenses sold and on annual license fees paid by the customer for maintenance and support of the NetWeave product.

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
Condition and Results of Operations

Results of Operations

Three months ended April 30, 1997 compared with three months ended April 30, 1996.

Overview

The Company experienced a 21% decrease in operating revenues and recorded a net loss of $100,985 for the quarter ended April 30, 1997, compared to net income of $21,076 for the same period in 1996. The decrease in operating revenues is primarily attributed to a decrease in demand for the label generating systems (LGS) product line in the amount of $273,000 for the quarter ended April 30,1997 as compared to the same period in 1996. The NetWeave licensing agreement contributed approximately $50,000 in operating revenues for the quarter ended April 30, 1997. A major portion of the NetWeave licensing agreement revenue is in annual license fees (ALFs). Because of the annual nature of these contracts, the revenue from each is recorded as one twelfth of the total each month rather than the entire amount of the contract at signing. ALFs are prepaid, so the Company receives cash flow but amortizes the revenue over the life of the license or twelve months. In addition, in order to support the customer base which the Company received as part of the agreement, the Company is supporting those annual license contracts which were already in effect as of the date of the license agreement. This amounts to providing approximately six months, on the average, of annual license support with no accompanying cash flow or revenue. This could be viewed as one of the costs associated with of the licensing agreement. The decrease in net income is due to a decrease in operating revenues in addition to a decrease in gross profit margin and an increase in operating expenses due to the license agreement with NetWeave.

Net Income (Loss)

Net income decreased $122,061 to a net loss of $100,985 for the quarter ended April 30, 1997 as compared to net income of $21,076 for the same period in 1996. The decrease in net income to a net loss is primarily due to a decrease in operating revenue of approximately 21% to $681,622 for the quarter ended April 30, 1997 as compared to $859,424 for the same period in 1996.
The decrease is also attributed to an increase in operating expenses of approximately $76,883 or 19% in 1997 as compared to the same period in 1996.

Operating Revenues

Operating revenues decreased $177,802 or 21% to $681,622 for the quarter ended April 30, 1997, compared to $859,424 for the same period in 1996. The decrease in operating revenues is primarily attributed to an decrease in demand for the LGS product line of approximately $273,000. The NetWeave licensing agreement generated approximately $50,000 in operating revenues for the quarter ended April 30, 1997.

Cost of Sales

Cost of Sales increased to 54% of revenues in the third quarter of 1997 compared to 48% for the same period in 1996. The increase is primarily due to a change in the sales mix in which sales of lower margin products increased whereas sales of higher margin products decreased.

Operating Expenses

Operating expenses increased $76,883 or 19% to $490,639 for the quarter ended April 30, 1997, as compared to $413,756 for the same period in 1996. The increase is primarily due to the NetWeave licensing agreement which had operating expenses of approximately $79,000 for the quarter ended April 30, 1997.

On February 17, 1997 the Company commenced operating the Pennsylvania office of NetWeave Corporation. The components of the increase in operating expenses are an increase of $28,362 or 9% in selling and administrative expenses and an increase of $48,521 or 56% in research and development expenses for the quarter ended April 30, 1997 as compared to 1996. The Company continues to expand its research and development efforts on its BridgeNet Software product line.

Net Other Income

Net other income increased $6,856 to $8,167 for the quarter ended April 30, 1997 compared to $1,311 for the same period in 1996. The increase is due to an increase in interest income on the Company's money market account.

Provision for Income Taxes

The Company recorded an income tax benefit of $67,200 for the quarter ended April 30, 1997 as compared to an income tax provision of $14,879 for the same period in 1996. The income tax benefit of $67,200 was offset against the Company's deferred tax asset at April 30, 1997.

Nine months ended April 30, 1997 compared with nine months ended April 30, 1996.

Overview

The Company's operating revenues decreased approximately 4% and net income decreased to $9,634 for the nine months ended April 30, 1997 as compared to net income of $137,186 for the same period in 1996. The decrease in operating revenues is primarily due to a decrease in demand for the bar code and software product lines of approximately $310,000. The NetWeave licensing agreement had operating revenues of approximately $50,000 from February 17, 1997 through April 30, 1997. A major portion of the NetWeave Business Unit revenue is in annual license fees (ALFs). Because of the annual nature of these contracts, the revenue from each is recorded as one twelfth of the total each month rather than the entire amount of the contract at signing. ALFs are prepaid, so the Company receives cash flow but amortizes the revenue over the life of the license or twelve months. In addition, in order to support the customer base which the Company received as part of the agreement, the Company is supporting those annual license contracts which were already in effect as of the date of the license agreement. This amounts to providing approximately six months, on the average, of annual license support with no accompanying cash flow or revenue. This could be viewed as one of the costs of the license agreement. The decrease in net income is attributed to a decrease in operating revenues and an increase in operating expenses.

Net Income

Net Income decreased $127,552 to $9,634 for the nine months ended April 30, 1997, compared to net income of $137,186 for the same period in 1996. The decrease in net income is attributed to a decrease in the operating revenues of 4%. The decrease is also due to an increase in operating expenses of $147,093 or 12% for the nine months ended April 30, 1997 compared to the same period in 1996.

Operating Revenues

Operating revenues decreased 4% to $2,623,665 for the nine months ended April 30, 1997 compared to $2,729,821 in the same period last year. The decrease is due to a decrease in demand of approximately $374,251 in the card devices, bar code, software and LGS product lines coupled with an increase in the weighing product line of $218,000. The NetWeave licensing agreement generated operating revenues of approximately $50,000 from February 17, 1997 through April 30, 1997.

Cost of Sales

Cost of Sales increased to 48% of revenues for the nine months ended April 30, 1997, compared to 47% for the same period in 1996. The slight increase is due to a shift in the sales mix from the higher margin products to the lower margin products.

Operating Expenses

Operating expenses increased 12% or $147,093 to $1,359,958 for the nine months ended April 30, 1997 compared to $1,212,865 for the same period in
1996. The increase is comprised of an increase of $73,922 or 8% in selling and administrative expenses which is due to $55,000 of selling and adminis-trative expenses from the NetWeave Business Unit and an increase in advertising
expenses of approximately $19,000.   Research and development expenses
increased $73,171 or 26% for the nine months ended April 30, 1997 as compared to the same period in 1996. The NetWeave licensing agreement had $24,173 in research and development expenses in addition to an increase in the Company's research and development on its BridgeNet software products.


Net Other Income

Net other income increased $19,173 to $22,215 for the nine months ended April 30, 1997, compared to net other income of $3,042 for the same period in 1996. The increase is primarily due to the interest income received on the Company's money market account.

Provision for Income Taxes

The Company recorded an income tax provision of $6,500 for the nine months ended April 30, 1997 as compared to $93,229 for the same period in 1996. See footnote two on page 8 for additional information on income taxes.

Liquidity and Capital Resources

At April 30, 1997 the Company had $640,202 in cash compared to $394,344 at July 31, 1996. Working Capital and the current ratio were $1,622,124 and
4.42 to 1 at April 30, 1997 versus $1,489,689 and 4.81 to 1 at July 31, 1996.
Net cash provided by operating activities was $280,871 for the first nine months of 1997.

Capital expenditures were approximately $17,756 and $54,886 for the nine month periods ended April 30, 1997 and 1996, respectively.

As previously mentioned on February 17, 1997 the Company entered into a license agreement with NetWeave Corporation. The Company intends on using working capital and the working capital line of credit to generate sales in both the NetWeave and BridgeNet product lines.

The Company received a $300,000 discretionary working capital line of credit from a financial institution. The line of credit bears an interest rate of prime plus 1% and expires in January, 1998. The Company has not borrowed against this line of credit as of April 30, 1997.

                     Vertex Industries, Inc. and Subsidiary


Part II - Other Information


Item 6.	Exhibits and Reports on Form 8 - K

        (a)     None
        (b)     There have been no reports filed
                on form 8 - K for the quarter ended
                April 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             VERTEX INDUSTRIES, INC.
                                     Registrant




                       By       S/ Robert T. McLaughlin
                                  Robert T. McLaughlin
                          Chief Financial Officer, Treasurer
                         (on behalf of the Registrant and as
                              principal financial officer)

 June 16, 1997