Form 10-K
period 1997-07-31
VERTEX INDUSTRIES INC
filed 1997-10-29
CIK 779681

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended July 31, 1997
                        Commission file number 0-15066

                             VERTEX INDUSTRIES, INC.
               (Exact name of Company as specified in its charter)

            New Jersey                                 22-2050350
     (State of incorporation)          (I.R.S. Employer Identification No.)

   23 Carol Street, Clifton, New Jersey                   07014
 (Address of principal executive offices)               (Zip Code)

	Company's telephone number, including area code: (973) 777-3500

	Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.005 per share

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X    	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

As of October 23, 1997 the aggregate market value of the voting stock held by non-affiliates of the Company was $ 3,215,135 (based upon the closing price of the common stock as reported on the NASDAQ system as of October 22, 1997).

As of October 23, 1997 the Company had 5,130,107 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits to Company's Registration Statement on Form S-18 (No. 33-
897-NY) filed under the Securities Act of 1933, as amended and effective June 2, 1986, its Registration Statement on Form 8-A filed under the Securities Act of 1934 as amended, its Annual Reports on Form 10-K filed on or about October 31, 1986 through October 31, 1996 and Current Reports filed on Form 8-K dated January 14, 1987, July 22, 1987 and April 10, 1996 and Registration Statements on Form S-8 filed on November 2, 1992, March 1, 1993, March 24, 1993, April 27, 1993, October 2, 1993, October 22, 1993,
February 25, 1994, September 23, 1994, January 23, 1997, and July 8, 1997 S-4 filed on July 20, 1994, and 10KA filed on June 14, 1996.

PART I

Item 1.  Business

General

Vertex Industries, Inc. ("Vertex" or "the Company") produces and sells systems, having both software and hardware components, that are utilized in the collection and processing of data, the identification of goods, services and individuals, and solutions for the automation of warehouse operations. The primary technologies related to these systems and their devices involve computers as well as bar-code and credit/debit card scanners, readers, decoders, and terminals. These devices may be wired directly to the host computer or transmit the data via Radio Frequency technology. Such devices generally read pre-set encoded information and transmit it to a computer for processing by existing or new applications and/or storage. The software packages, may be developed by Vertex or purchased from a third party and resold by Vertex as part of the solution.
 The Company also manufactures and markets precision weighing equipment and weights.

The Company's systems and devices are used for the automatic sorting and tracking of inventory, routing and instructions for personnel as well as the collection of data in factories, warehouses, hospitals and other commercial establishments on a real time basis. Many of Vertex's solutions for its current warehouse customers involve the picking and packing of orders for customers with specific label compliance and EDI requirements and the receiving, put-away of goods being received from outside suppliers. Other applications of Vertex's devices may involve verifying an individual's identity for security access and attendance in commercial, academic and industrial settings and to facilitate the operation of automated factory equipment.

The Company's business focus is currently undergoing a transformation from primarily producing hardware devices to developing sophisticated, easy-to-use software products designed for data collection and computer networking and software resold from third parties. These systems may also contain hardware devices manufactured by third parties which Vertex resells as part of the solution for the customer. In the software area, Vertex has developed and enhanced its BridgeNet Data Collection Management System ("BridgeNet") and is developing other related software. BridgeNet performs real time data collection and transaction processing involving simple to complex systems and interfaces with a wide variety of dissimilar equipment. An application program development package for unskilled programmers is part of the system. BridgeNet can be used with other manufacturer's hardware as well as with Vertex's own devices. The Company continues to increase the different types of computers on which BridgeNet can reside.

The Company is also producing and selling a semi-automated coin collection system for pay public telephones that utilizes BridgeNet as its operating software. This system enables automatic communication and processing of data concerning collectors' routes, scheduling and individual telephones. It usually makes the collection process more efficient and productive and reduces manual record keeping and administration. To date, the Company has sold coin-collection systems to Bell Atlantic for the states of New Jersey, Pennsylvania, Delaware, Maryland and West Virginia and to Ameritech for the states of Ohio, Illinois, Michigan, Wisconsin and Indiana.

Vertex is producing and marketing a student attendance and access control system for urban public schools. This system also employs BridgeNet and provides automatic identification of students and minimizes the entry of unauthorized persons in public schools for safety and other concerns. To date, the Company has sold numerous attendance/access control systems to the New York City and Chicago Public School Systems.

Vertex has enhanced its software product offering with the addition of a product called NetWeave through a licensing arrangement with the NetWeave Corporation. NetWeave is a software middleware product that allows disparate computing systems to interoperate with each other. NetWeave allows programmers to connect their applications which may be residing on separate major host systems, including those from IBM, Digital, Unisys, Tandem and large UNIX systems. Although there are competing products, NetWeave has a unique advantage in that it runs on some of the major legacy systems which are not covered by the competition such as Unisys and Tandem. In addition to its own marketplace, NetWeave brings added capability to BridgeNet. With the addition of NetWeave to the Vertex product offering, the customer now has the ability to bring data from the factory or warehouse directly to their legacy database.

The Company's offices are located at 23 Carol Street, Clifton,
New Jersey 07014-0996 and its telephone number is (973) 777-3500. The Company was organized as a corporation in the State of New Jersey in November 1974.


History

When originally organized, the Company was designed to be a holding company which would acquire, own and manage a series of related businesses. In December 1975, Vertex acquired the shares of the Torsion Balance Company, a manufacturer of precision weighing instruments and weights and later merged that company into it. In July 1976, the Company acquired the assets relating to a magnetic card reader line from the Cramer Timer Division of Conrac Corporation. This acquisition was the beginning of its card reader and writer product line. In April 1983 the Company purchased the assets of Identicon Corp. ("Identicon") pertaining to its existing bar code scanners and terminals. In June 1983, Vertex also acquired the existing magnetic stripe, optical and static card product line of Amp Incorporated.

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

CTSI had been engaged in the business of developing, manufacturing and marketing computer terminals and label generating systems for use in the bar code industry. The Company assisted CTSI with the promotion and marketing of its Execuport 2400 intelligent printing system.
 This was accomplished both in conjunction with the sale of related Vertex products as well as on a stand-alone basis. CTSI common stock is publicly held, and it has been a reporting company under the Securities Exchange Act of 1934, as amended. CTSI moved its total operations into Vertex's facility at 23 Carol Street, Clifton, New Jersey and became a subtenant of Vertex.

The Company has subsequently purchased the assets of CTSI and assumed its liabilities, under the terms of an asset purchase agreement between the two companies. This transaction was approved by the requisite number of CTSI shareholders at a special shareholders meeting held on August 29, 1994. The transaction was closed on August 31, 1994. The agreement provided for (a) the purchase by Vertex of the primary assets of CTSI, including inter alia, patent rights, machinery, equipment, inventories, receivables, cash, bank deposits, books, records and goodwill and, (b) the assumption of all its liabilities. The base purchase price of $1,600,000 which, after adjustment for CTSI's cash, receivables and payables became $1,699,580, was offset against CTSI's indebtedness of $1,257,001 owed to Vertex, based upon an effective date of June 30, 1994. The difference of $442,579 was paid by the issuance of Vertex Common Stock. The value of the Vertex Common Stock as of June 30, 1994 (as calculated pursuant to the Asset Purchase Agreement) was $1.875 per share. Therefore, the Company issued 236,042 shares of its Common Stock to CTSI which were registered by an S-4 Registration Statement filed with the Securities and Exchange Commission effective July 28, 1994 (Registration No. 33-76378). The shares were distributed in an exchange offer to minority shareholders of CTSI with an expiration date of October 14, 1994 which was subsequently extended to November 14, 1994.

On June 17, 1996 two wholly-owned inactive subsidiaries, Versci, Inc. and Sentry One were merged into the Company.

Industry Background

Automated Identification involves the utilization of specialized machines that automatically read predetermined and generally encoded information contained on various media and transmit it to computers for processing and storage. The Automated Identification industry encompasses a number of technologies. These include, among others, magnetic stripe, laser and smart cards, bar code, optical character and pattern recognition, and radio frequency identification. Vertex's operations cover only a portion of these technologies and relate to pattern recognition, magnetic stripe cards and bar code technologies.

As currently applied, the Company's technologies function in several ways. They serve to identify an individual for security access, financial transactions and time and attendance employment records. In addition, they can provide identification, sorting and tracking of inventory and products in a variety of industrial and commercial settings. All of these functions are performed automatically by special equipment, devices and software. Each of such technologies usually perform some, but not all, of these functions.

Bar codes are configurations of parallel lines or bars and spaces of differing widths, printed or etched on a package, label or tag. Specific sequences and groupings of the lines or bars and spaces represent in coded form a series of numbers, letters or graphic symbols. These codes are placed on forms, inventory, finished products, tools and plastic cards to identify the specific item or individual concerned. With regard to products and inventory, these codes contain information related to their identification number, routing, origin and composition. Affixed to goods, tools or cards carried by individuals, bar codes are an organizational tool that permit an end user, on an automatic and real-time basis, to identify them, obtain specific information about them, and to apply that data in their processing or employment as well as for record keeping purposes.

The primary equipment utilized in bar code technology are printing devices, scanners, terminals and decoders. The Company markets scanners, terminals, printers and decoders. The scanner is a device that machine-reads the bar code. Printers generally print bar codes. On the other hand, terminals and decoders interpret the data received from the scanner, convert it into standard computer language, store and then transmit it to a computer.

Bar coding has several significant advantages as a data collection and entry system over visual observation and manual recordation. Machine readability generally affords rapid and accurate readings even in harsh industrial environments. Moreover, data is transmitted quickly and directly to the user's computer for storage or implementation, thus enhancing management's control.

The Company does not manufacture or sell any devices that interpret or encode laser cards or smart cards. Vertex has manufactured and marketed card readers and encoders (writers) pertaining only to magnetic stripe, which are based on older technology, but the only sales which are currently being made are for the repair of units and the supply of spare parts for existing customers.

Products
                              Bar Code Products

Vertex manufactures, sells and distributes a line of bar code scanners, printers and data collection terminals, both portable and fixed.
  Offered in many different models, these devices are used mainly in factories, warehouses and hospitals.

The Company's bar code scanners fall into both contact and non-contact categories. Vertex offers a bar code label generating system. It is a microprocessor-based stand-alone device that furnishes a variety of standard format labels.

In prior years, the Company has manufactured less and less of the terminals that it sells. The nature of Vertex's product offering is changing from that of selling hardware devices to that of selling solutions to customer's needs which is accomplished mainly through software offerings. The hardware requirements of these solutions can be supplied by offering products which best fill the need from a variety of manufacturers under terms of resellers agreements. Vertex has such agreements with manufacturers which allow the purchase of these devices at a discount of 25-50% from the list price of the item.

The Company's Data Collection BridgeNet Transaction Processor has the capability of accepting simultaneous input from up to 32 terminals and allows such terminals to communicate with the host computer bi-directionally through a single host port. In systems applications, this device is used as a preprocessor to handle a large number of terminals in order to off-load the host in time critical applications.

                             Software Products

The Company's main software product, BridgeNet, performs data collection and transactional processing functions. It is a complete Data Collection Management System for real time data collection providing connectivity of dissimilar equipment and compatibility with most major networks. It includes a development system which allows the creation of application programs by persons not highly skilled as programmers.

While originally conceived and implemented for personal computers running on DOS operating system, BridgeNet has been expanded to run on UNIX-based machines such as Sun Sparc, Hewlett Packard's HP/9000, AT&T 3B2, DEC VAX and IBM RS 6000 platforms plus the IBM AS/400. BridgeNet also runs on most of the popular portable data terminals on the market and has been recently implemented on Windows 95 and Windows NT.

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

Recent releases of BridgeNet have included direct access to all major SQL databases and support for radio frequency ("RF") terminals. Remote terminals (direct connection or radio frequency) running on a Vertex data collection system can have direct access to host databases such as Oracle, Informix, Access, Sybase and others. Powerful new RF terminals are being manufactured by such companies as Symbol Technologies, Intermec, Norand and Telxon. These terminals allow applications to be developed where an operator can be in direct contact with a host computer database from a remote location in a factory or warehouse while he is picking and packing an order, checking inventory status or a similar function. In these instances, BridgeNet would be resident on both the RF terminal and the host. It would handle the application on the RF portable, communications with the host and the access to the host database.

BridgeNet serves as the necessary software component in several of Vertex's hardware systems, including its school attendance/access control and its public telephone, coin-collection systems.

On February 17, 1997, the Company entered into a license agreement with Netweave Corporation to develop, market, and support the NetWeave product worldwide. Vertex will pay NetWeave Corporation a royalty on the initial licenses sold and on the annual license fees paid by the customer for maintenance and support of the NetWeave product.

The NetWeave product lets companies integrate their otherwise incompatible IBM, Digital, Unisys, Tandem, UNIX, and PC systems into a seamless whole. The NetWeave product has been used as a means of managing information by customers such as The New York Stock Exchange, Amtrak, Credit Agricole(France), Generale Bank(Belgium) and The Hungarian National Railway. The synergy that exists between the NetWeave product and BridgeNet, provides Vertex with access to new customers with legacy systems and the need for direct data collection solutions without having to change computer platforms or databases.

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

To date, Vertex has sold and installed one School System in each
of  60 New York City public high schools.    In addition, it has sold and
installed 6 School Systems to Chicago, Illinois, and is currently attempting to interest numerous other cities in purchasing this system.

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

To date, the Company has sold the Telephone Systems to Bell
Atlantic for installation in the states of New Jersey, Pennsylvania, Delaware, Maryland, West Virginia and Virginia and to Ameritech for use in the states of Ohio, Michigan, Illinois, Wisconsin and Indiana. Vertex is discussing the sale of its Telephone System to other telephone companies.


                                Card Products

Vertex has manufactured and sold many different models of magnetic stripe card readers, encoders (writers) and decoders. Recently, the Company has deemphasized sales of new card devices. Presently, the only sales being made in this area is for repair of previously sold units and for spare parts. There have been no significant expenditures in either marketing or R&D for the card products in the fiscal year ending July 31, 1997.

                    Precision Weighing Equipment and Weights

The Company manufactures and/or sells mechanical precision weighing equipment, weight sets and accessories under the trade name of "Torbal". Operating on the torsion principle, these devices are utilized to weigh small amounts of materials from a minute fraction of a gram to 4,500 grams. The items weighed by this equipment include drugs, medicine, powders, grains, dairy products, inks, gemstones, ball bearings and other materials.

The Company produces and sells mainly pharmaceutical balances and weight sets. Vertex enjoys a good reputation in the pharmacy market. There have been no significant R&D or marketing expenditures for these products for the fiscal year ending July 31, 1997.

                           Label Generating Systems

The Model 2400 Label Generating System("2400") was acquired as part of the asset purchase agreement with Computer Transceiver Systems Inc.("CTSI") in August 1994. Prior to the sale of its assets to Vertex, CTSI supplied and supported an intelligent bar code system, the Execuport 2400, intended for various applications within the automatic identification market. Vertex has been manufacturing the 2400 for CTSI.

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

During Fiscal Year 1996, the Company developed the capability of printing thermal bar code labels in a similar manner to the Model 2400 Label Generating Systems except that the label stock used is 4 inches wide instead of 8 1/2 inches. Unlike, the Model 2400, the Company does not actually manufacture the printer mechanism, but instead has developed and manufactured a computerized printed circuit board. This board can be mounted within any one of several different manufacturers' printers and provide that printer with the capability to connect to different computer systems and print labels based upon formats which are stored within a replaceable module mounted on the printed circuit board. As with the Model 2400, the host computer need only transmit the variable data, while the label formats and character sets are stored within the printed circuit board itself.

                            Product Prices and Revenues

The prices of the Company's products range as follows: (a) Bar code products from $110 to $5,000; (b) Card products from $40 to $200(repairs and parts); (c) weighing equipment and weights from $50 to $1,200; (d) Label Generating Systems from $100 to $5600 and (e) Software Products pricing varies with the individual application.

The following table sets forth the contribution to revenues of each of the Company's principal product lines during the periods indicated:

                                     Year Ended July 31,

Product Lines(1)            1997            1996         1995

Bar Code Equipment(2)	$  488,827	$  756,039	$1,025,762
Card Devices            $   49,806      $   64,674      $  105,737
Weighing Equipment
        and weights	$1,291,054	$1,100,382	$1,291,377
Label Generating
       Systems          $  688,195      $1,015,295      $  724,533
Software (3)            $  710,716      $  848,090      $      --

(1)	All of the above product lines include revenues from repair
	services.
(2)	Includes revenue from software for 1995.
(3)	Includes revenue of $104,533 from the NetWeave Licensing
	agreement for 1997.

Manufacturing and Supply

Vertex's manufacturing operation runs on a batch basis in which a group of products move from station to station for processing and testing at irregular intervals. Manufacturing is not accomplished on a continuous flow or conventional production line basis. Generally, the Company manufactures its products pursuant to specific customer orders. It usually purchases a major portion of its related inventory upon receiving such orders.

Vertex designs and assembles its own printed circuit boards and other devices and builds its wiring assemblies and enclosures. It then assembles the components into finished products. The Company also designs and develops its own software. Vertex inspects and tests its products prior to and/or during assembly and then has each finished product undergo a complete test prior to shipment.

The Company acquires raw materials used in its products from third-party sources. Most supplies, materials and parts required for the manufacture of its products, including those custom-made for it, are available from many sources. In the past, the Company has been able to adjust its stocking and procurement procedures to mitigate the effects of slow delivery of parts. However, it is not certain that shortage of parts may not have an adverse impact on its operations in the future.

As the nature of the Company's business continues to change to that of a system solutions provider, the manufacturing portion of the business continues to decrease in size. Presently, the major item manufactured is the pharmaceutical balance. This business has remained constant over the past ten years.


Maintenance and Service

Depending on the product concerned, the Company offers a ninety day to one-year warranty which includes parts and labor regarding hardware. To date, warranty costs have been immaterial. All other repair work is performed at standard quoted rates, which are adjusted from time to time, and which is generally accomplished in the Company's factory. Products sold by the Company but manufactured by others are covered by the manufacturers' standard warranty and service agreements.

Vertex encourages its customers to purchase annual maintenance contracts on software purchased from the Company. The normal fee for the maintenance contract is 15-18% of the original purchase price of the software package. For this fee, the customer is entitled to "bug" fixes and updates to his software which are released by the company during the period of the contract. The contract does not include major revisions.


Marketing and Sales

The Company sells its BridgeNet products through a direct sales force, distributors and value added resellers in the United States. In recent months, the Company has placed more emphasis on direct sales of systems utilizing its software to end users. The Company entered into a Master Distribution Agreement with NetWeave Europe, Ltd. ("NWE") in July 1996 for distribution of its BridgeNet product in Europe. NWE ceased operations in September of 1996 and the contract was terminated with no sales having been achieved.

The NetWeave product is sold through sales representatives and through direct channels in the United States. Vertex has a Master
Distributor, SX Consultancy LTD., based in the UK which is responsible for sales of NetWeave in Europe, the Middle East and Asia. They in turn have distributors for the product in most of the countries in Europe and Australia and New Zealand.

The Model 2400 Label Generating System has been marketed and sold directly to end users and through value added reseller channels. In recent years MedPlus, Inc. a company in Cincinnati, Ohio and Time-Med, a company in Burr Ridge, Illinois have been the primary distributors. Most of Label Generating System sales during the Fiscal Year ending July 31,

1997 were made to customers in the medical and healthcare fields, and 62.4% and 72.4% of all sales of the Model 2400 in fiscal 1997 and 1996, respectively, were made to MedPlus. On June 5, 1997 Time-Med terminated its contract with the Company whereby the Company received $75,000 in cash and all of the label generating systems which Time-Med purchased from the Company as consideration for terminating the contract.

Sales of Vertex's weighing equipment and weights are made through approximately 60 laboratory supply distributors and wholesale drug suppliers in the United States and Canada. The Company has no written contract other than purchase orders with any of these distributors or suppliers of this line and thus such distribution arrangements are non-exclusive and cancelable at will. The Company usually grants discounts ranging from 10% to 35%, depending on the product and quantity sold to such distributors and suppliers.

The Company promotes the sales of some or all of its products through national advertising, direct mailings, distributors' catalogs, trade shows and product literature. Its marketing effort has been designed to support and promote the sales of its bar code products, software and systems solutions.

Customers

The Company sells its products, directly or indirectly, to numerous customers, ranging in size from small companies to Fortune 100 corporations. Its customers are end users, original equipment manufacturers as well as distributors. Many of its customers are repeat purchasers. Vertex's business is generally not seasonal.

Backlog

As of July 31, 1997 the Company's backlog, was approximately
$703,794 as compared with a backlog of approximately $646,818 as of July 31, 1996. The Company currently anticipates manufacturing and delivering substantially all of such total backlog during the current fiscal year, which ends July 31, 1997. Backlog figures generally include those orders that are in writing and executed by the customer and are for both products and services. On most orders, payment is due within 30 days of shipment.

Research and Development

The Company intends to continue its research and development activities mainly in the area of its BridgeNet and NetWeave software products and considers these efforts vital to its future business and prospect. It anticipates the continuation and expansion of such efforts primarily directed toward the improvement of existing products and the development of new products and applications in the Automatic Identification area. For the fiscal years ended July 31, 1997 and 1996 the Company spent $496,862 and $377,318 respectively, for research and development.

Patents

The Company holds approximately 7 active patents all of which relate to its card reader product line in the United States and abroad. Approximately 3 products of Vertex are covered by these patents. Vertex is currently de-emphasizing this product line. The Company believes, however, that it is possible that a number its competitors and potential competitors could develop, produce and market products similar to the Company's if they so chose.

Employees

As of July 31, 1997 the Company had 32 full time employees, including its officers, of whom 11 were engaged in manufacturing, 13 in administration, 7 in engineering and research and development, and 1 in repair services. As of July 31, 1996, Vertex had a total of 31 full time employees.

All production and maintenance employees of the Company are covered by a collective bargaining agreement between the Company and Local 262 of the New Jersey AFLCIO which runs through November 5, 1999. Other Company's employees, including clerical, administration, sales and marketing and engineering, are not covered by such an agreement. The Company considers its relations with its employees to be satisfactory.

Designing and manufacturing the Company's equipment requires substantial technical capabilities in many disparate disciplines, from mechanics and computer science to electronics and mathematics. While the Company believes that the capability and experience of its technical employees compare favorably with other similar manufacturers, there is no guarantee that it can retain existing employees or attract and hire capable technical employees it may need in the future, or, if it is successful, that such personnel can be secured on terms deemed favorable to the Company.

Competition

In all its products lines, Vertex faces competition from numerous foreign and domestic manufacturers of various sizes. In the Company's opinion, dominant companies with which it competes are Manhattan Associates, Kronos and Epic Data in data collection software, Intermec Corporation and Zebra Technologies Corporation in Label Generating Systems and Mettler and Sartorius in precision weighing equipment. Many of its competitors have greater financial, technical and marketing resources than the Company. Competition in these areas is further complicated by possible shifts in market shares due to technological innovation, changes in product emphasis and applications and new entrants with greater capabilities or better prospects.

In the Company's opinion, its weighing equipment and weights business is part of a maturing industry that offers little or no prospects for long-term growth. As a consequence, Vertex is placing greater emphasis and more of its resources on the development of its bar code and software products. For all its products, the Company generally competes on the basis of price, product performance and features.

Item 2.  Properties

The Company leases from an unrelated third party a 40,000 square foot building in Clifton, New Jersey for its manufacturing facilities and executive offices. This lease runs from May 31, 1993 to May 31, 1998 at an annual rental of $130,680 for the first 3 years and $142,560 for the next two years.

On May 20, 1993 the Company entered into a 2-1/2 year sublease with Thea & Schoen, Inc., regarding its Clifton facility which covers approximately 13,200 square feet for use as a storage/warehouse space. The annual rent approximates $33,000 plus pro rata or percentage charges for taxes, heat and electricity. Under the sublease, the sublessee had an option to renew for an additional 2-1/2 years at such annual rent to be increased by rises in a certain consumer price index. On October 12, 1995 the Company amended its sublease agreement with Thea & Schoen, Inc., whereby Thea & Schoen exercised its renewal option and leased an additional 3,900 square feet from the Company bringing Thea & Schoen's total square footage to approximately 17,100 square feet for an annual rent of approximately $45,657.

	Pursuant to the NetWeave Licensing Agreement the Company leases from a related party a 2,000 square foot office building in Philadelphia, Pennsylvania at a monthly rent of $2,200 plus utilities. The lease term is from February 17, 1977 to August 15, 1997. The Company has not extended the lease and is currently on a month to month basis.

The Company's facilities are considered adequate for present and expansion purposes.

Item 3:  Legal Proceedings

The Company is not aware of any material litigation, whether pending or threatened, to which it is or may become a party.

Item 4:  Submission of Matters to a Vote of Security Holders

The Company did submit matters involving the election of directors, approval of an increase in the number of shares in its qualified incentive stock option plan, and approval of its selection of certified independent accountants to a vote of security holders through the solicitation of proxies or otherwise during the second quarter of the fiscal year covered by this report.

                                PART II

Item 5:  Market for Company's Common Equity and Related
         Stockholder Matters

The principal market for the Company's shares of Common Stock, par value $.005 per share is the over-the-counter market. Such shares are quoted in the NASDAQ system under the symbol VETX.

The following table sets forth, for the periods shown, the high and low sale prices concerning such shares of Common Stock as furnished by
 NASDAQ:
                          High                     Low
1996

First Quarter            1 3/8                     3/4
Second Quarter           1 1/16                    1/2
Third Quarter            2 1/4                     3/4
Fourth Quarter           3 5/16                  1

1997

First Quarter            1 3/4                   1 1/16
Second Quarter           1 1/2                    15/16
Third Quarter            1 1/4                   1
Fourth Quarter           1 3/16                   11/16

 (1)	The Company split its common stock on a 2 for 1 basis
on April 19, 1993.

The approximate number of holders of record of the Company's shares of Common Stock, par value $.005 per share as of September 30, 1997 was
252. This number includes numerous brokerage firms that hold such shares in street name. The Company estimates that there are more than 3,000 beneficial shareholders as of October 23, 1997. There were no holders of record of the Company's shares of Preferred Stock, par value $.01 per share.

The Company has not paid any cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

Item 6.  Selected Consolidated Financial Data


	A SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
	For the Years Ended July 31, Are As Follows:

                              1997           1996          1995          1994          1993
Revenues                 $ 3,228,598    $ 3,784,480   $ 3,147,409   $ 4,013,619   $ 4,701,177

Net Income (Loss)        $  (473,060)   $   237,748   $(1,219,339)  $  (607,840)  $   390,881

Average Number of
Shares Outstanding         5,102,003      5,360,763     5,060,832     4,805,401     4,402,662

Net Income or
   (Loss) Per Share      $      (.09)   $       .04   $      (.24)  $      (.13)  $       .09

Working Capital          $ 1,184,762    $ 1,489,689   $ 1,077,890   $ 1,924,166   $ 2,305,317

Current Ratio                 3.03:1         4.81:1        2.93.1        6.17:1        5.64:1

Property, Equipment
and Capital Leases       $ 1,895,152    $ 1,867,259   $ 1,725,122   $ 2,235,478   $ 2,067,048

Less:  Accumulated
   Depreciation
&  Amortization          $ 1,545,071    $ 1,393,102   $ 1,268,462   $ 1,730,566   $ 1,635,047

Property, Equipment
  Capital Leases and
  Leased Equipment
   -Net                 $    350,081    $   474,157   $   456,660   $   504,912   $   432,001

Total Assets            $  2,433,455    $ 2,715,856   $ 2,663,031   $ 3,304,595   $ 3,542,614

Long-Term Debt          $     17,065    $    32,875   $    38,926   $    68,382   $    75,642

Stockholder's Equity    $  1,831,412    $ 2,285,377   $ 2,033,251   $ 2,815,546   $ 2,883,791

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Year ended July 31, 1997 compared with Year Ended July 31, 1996

Operating Revenues

	Operating revenues decreased $555,882 or 15% to
$3,228,598 for the fiscal year ended July 31, 1997 as compared to $3,784,480 for the same period in 1996. Revenue for the weighing
equipment product line increased 17% or $190,672 to $1,291,054   for
the year ended July 31, 1997 as compared to $1,100,382 in 1996. The increase is due to an increase in product demand. Revenue for the bar code product line decreased $267,212 or 35% to $488,827 for 1997 as compared to $756,039 for fiscal 1996. The decrease is due to a lack of orders for bar code hardware products. Revenue for the Card Reader product line decreased to $49,806 in 1997 from $64,674 for the same period in 1996. Management does not expect revenue from this product line to increase and currently the company is supporting its existing customer base.

	Revenue for the software product line which includes the Company's BridgeNet software product decreased $137,374 or 16% to $710,716 in fiscal 1997 as compared to $848,090 for the same period in 1996. BridgeNet continues to be the Company's main focus and the product of the future. The Company did not generate as many custom application projects as it had forecasted for 1997. Management expects revenue from the BridgeNet product line coupled with the NetWeave product line to increase in future years. Revenue from the Label Generating Systems ("LGS") product line decreased $327,100 or 32% to $688,195 for the year ended July 31, 1997 as compared to $1,015,295 for the same period in 1996. The decrease is due to a decrease in demand for the Model 2400 Label Generating System. The decrease is also due to Time-Med terminating its contract to purchase the Model 2400 LGS.

Operating Expenses

	Cost of Sales increased to 55% of revenues 1997 as compared to 46% in 1996. The increase is attributed to a reserve for obsolete inventory of $132,000 and in cost of sales of $155,000 for the NetWeave Licensing agreement.

	Selling and administrative expenses increased $226,411 or 18% to $1,511,949 as compared to $1,285,538. The increase is primarily due to the NetWeave Licensing Agreement which generated $123,000 in selling and administrative expenses for fiscal 1997. The increase is also due to a $50,000 contingency reserve for the restructuring of the NetWeave Licensing Agreement in addition to a $80,000 reserve for the NetWeave note receivable and factored receivables.

	Research and development expenses increased 32% or
$119,544 to $496,862 for the year ended July 31, 1997 as compared to $377,318 for the same period in 1996. The increase is due to
                                       18
<PAGE)
$68,000 from the NetWeave Licensing Agreement in addition to $51,000 from the Company's R&D department. The Company did not generate sufficient custom programming jobs so programmers spent more time on enhancing the Company's software products.

Operating Income (Loss)

	The Company recorded an operating loss of $580,489 for fiscal 1997 as compared to operating income of $392,566 in fiscal 1996. The operating loss in 1997 is due to a number of factors such as a decrease in revenue of $555,882 coupled with an increase in operating expenses of $417,173. The operating loss is also due to $262,000 in non-recurring changes for fiscal 1997. Management expects to increase revenues and keep operating expenses constant in 1998.

Other income

	Interest income increased from $21,961 to $38,801 in 1997 as compared to $16,840 in 1996. The increase is due to additional funds available which the Company invested and generated interest income. Interest expense decreased $4,462 in fiscal 1997 to $6,372 as compared to $10,834 in fiscal 1996. The decrease is due to the Company's reduction in capital leases.

	In 1997 the Company recorded $75,000 in other income.
The $75,000 pertains to the termination of Time-Med's contract to purchase label generating systems from the Company. The Company received $75,000 in cash and all of the previously purchased LGS from Time-Med in settlement on the contract.

Net Income (Loss)

	The Company recorded a net loss of $473,060 in 1997 as compared to net income of $237,748 in 1996. The net loss in 1997 is attributed to a decrease in operating revenues, and an increase in operating expenses. The Company recorded $262,000 in non-recurring charges in fiscal 1997. The non-recurring charges relate to inventory reserve, reserve for notes receivable and factored receivables and the restructuring of the NetWeave Licensing Agreement.

	The Company continues to focus on its BridgeNet Data Collection Management System and the NetWeave middleware product. The majority of the Company's R&D expenditures are spent on BridgeNet and NetWeave. The Company continued its R&D effort on porting BridgeNet to Windows 95 and Windows NT and expects to generate future revenue from this effort.

	In addition the Company has hired a new Vice President of Sales and Marketing in August, 1997 and has hired an additional sales person in October 1997. The Company anticipates increased revenues from the above two hires.

	The Company continues to expand its customer base which includes: AMP, Inc., Bell Atlantic, Lucent Technologies,

Gemini Industries, P.C. Richards and Tommy Hilfiger. The Company anticipates future custom application projects with the above mentioned companies.

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

The Company has increased its direct sales and marketing efforts with the hiring of an additional sales person in fiscal 1996 and anticipates that this will have an impact in fiscal 1997. The Company also expanded its Value Added Reseller (VAR) channel, and has trained many members of their technical staff on Vertex's products.

Vertex continues to expand and service the systems installed at Bell Atlantic. They are a prime customer for the Windows NT port as mentioned above.

	The Company has developed the capability of printing thermal bar code labels for the health care industry on a 4 inch wide label stock. This capability can be adapted to multiple printers.

Capital Resources and Liquidity:

Working capital decreased to $1,184,762 at July 31, 1997 from $1,489,689 on July 31, 1996. The decrease is primarily due to a decrease in accounts receivable, notes receivable and in inventory, coupled with an increase in accrued expenses and other liabilities and an increase in deferred revenue in 1997 as compared to 1996. The Company's cash position increased from $394,344 at July 31, 1996 to $608,553 at July 31, 1997 due to the above factors. Management believes that cash and working capital are at sufficient levels to meet the short term needs of the Company. The Company is looking for additional financing and is formulating a business plan to deal with the long term needs of the Company.

Capital expenditures were approximately $28,000 and $118,000 for the fiscal years ended July 31, 1997 and 1996, respectively. The Company upgraded its computer hardware and software systems in fiscal 1996.

Item 8.  Financial Statements and Supplementary Data

The information called for by this "Item 8" is included following the "Index to Financial Statements and Schedules" appearing at the end of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

	Not applicable.

                         	PART III

Item 10.  Directors and Executives Officers of the Company

Certain information about directors and officers of the Company is contained in the following table:

Name	Age	Position

James Q. Maloy(1)	65	Chairman
                                and Director

Ronald C. Byer(1)	64	President, CEO
                                and Director

Robert T. McLaughlin	35	Chief Financial
                                Officer and
                                Treasurer

Barbara H. Martorano	40	Secretary

Wilbur Highleyman(2)	64	Director

George Powch(2)         49      Director

Irwin Dorros(2)         68      Director

(1) Members of Stock Option Committee and Trustees under the
401(K)Plan.

(2) Members of Audit Committee.

All directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. Directors who are not officers receive $1,000 annual compensation, paid quarterly, for attending director's meetings and are reimbursed for all related expenses.

Mr. Maloy, a co-founder of the Company, has been its Chairman of the Board of Directors and a director on a full-time basis since its inception in 1974. In 1983, he became President and chief executive officer as well. From 1962 to 1974, Mr. Maloy served as executive vice president, as well as marketing and engineering managers for Datascan, Inc., a publicly-held company that was acquired by Dymo Industries, Inc. in 1972. Datascan was a designer and manufacturer of electro-mechanical equipment. From 1955 to 1962 Mr. Maloy was employed by Bendix Aviation Corp. rising to a project manager and heading a major group. At Bendix he was involved in the design and manufacture of electronic test equipment for the military. Mr. Maloy is a graduate of City College of New York with a bachelor's degree in electrical engineering. On July 31, 1995 Mr. Maloy stepped down as President of the Company and on January 17, 1996 he stepped down as Chief Executive Officer, but remains Chairman of the Board, and a Director.

Mr. Byer joined the Company in 1975 and has served as Vice
President of Marketing and Sales since 1979, Treasurer since 1983, Executive Vice President since 1985 and a Director since 1976. From 1963 to 1975, Mr. Byer held various positions at Datascan, Inc. After its acquisition by Dymo Industries, Inc., he became manager of its newspaper computer systems group. From 1958 to 1972 Mr. Byer was employed by Bendix Aviation Corp. Mr. Byer has a bachelor's degree in electrical engineering from Rensselaer Polytechnic Institute ("RPI"). Mr. Byer was promoted to President of the Company on July 31, 1995 and to Chief Executive Officer on January 17, 1996.

	Mr. McLaughlin joined the Company in November, 1995 and has served as Chief Financial Officer and Treasurer. Mr. McLaughlin is a Certified Public Accountant and started his career in public accounting with the firm of Peat Marwick Mitchell & Co. From 1988 to 1992 he was Vice President, Treasurer and Controller of Valley Savings Bank (NASDAQ:VSB). From 1992 to 1994 he was Assistant Controller of Hanover Direct, Inc. (AMEX:HDI). From 1994 until he joined the Company Mr. McLaughlin operated his own public accounting firm. Mr. McLaughlin has a Bachelor of Science degree in accounting from Manhattan College.

 	Mrs. Martorano joined the Company in June, 1990 and has served in a variety of positions, including Sales Coordinator, Office Administrator, Assistant to the Secretary, President and Chairman of the Board, as well as, Corporate Secretary as of January 17, 1996. Mrs. Martorano is a graduate of Berkeley, Garret Mountain Campus.

Dr. Highleyman was elected to the Company's Board of Directors in 1985. He is currently chairman of NetWeave, a network software vendor. From 1962 to date he founded and has served as chairman of the board of directors of the Sombers Group, a supplier of turnkey software packages. He founded Mini Data Services, Inc., a data processing services supplier in 1969 and served as its chairman of the board from that date until 1991. He was also a director of Science Dynamics, Inc., a publicly-held company. From 1962 to 1968 he was co-founder and vice-president of Data-Trends, a publicly-held supplier of turnkey realtime computer systems. He holds a bachelor of electrical engineering from RPI, a masters of electrical engineering from Massachusetts Institute of Technology and a doctorate of electrical engineering from Brooklyn Polytechnic Institute.

Mr. Powch has served as a Director of the Company since 1987.
 He is President & CEO of Huber + Suhner (North America) Inc., responsible for the North American units of Huber + Suhner AG of Switzerland. These include Champlain Cable Corporation, a manufacturer of specialty wire and cable, Huber + Suhner, Inc. a manufacturer and reseller of RF and microwave components for telecommunications, and Huber + Suhner (Canada) Ltd. He was previously Vice President & General Manager of Cinch Connectors, a division of Labinal Components & Systems, Inc. From 1987 to 1993, Mr. Powch was President of BFI-IBEXSA International Inc., a distributor of electronic components. Prior to that, he held a variety of positions including President of Diffracto Ltd.(1984-
1986) and VP & General Manager of Bendix's Robotics Division (1981-
1983). Mr. Powch has an MBA degree from Harvard Business School, an M.S. degree from Stanford University and a B.S. from MIT, both in Electrical Engineering.

Dr. Dorros was elected to Vertex's Board of Directors in 1987.
 He is currently retired and a consultant in telecommunications. From 1982 to July 1993 Dr. Dorros served as Executive Vice President and Director of Bell Communications Research ("Bellcore"). He was responsible for all the Bellcore's technical programs including research, development and engineering. From 1978 to 1982, he served as an Assistant Vice President of AT&T for network planning. From 1956 to 1978, Dr. Dorros was employed by Bell Telephone Laboratories in various capacities, including Director of Systems Engineering programs. His current consulting work pertains to management and mergers and acquisitions in telecommunications. Dr. Dorros holds Bachelor and Master of Science degrees from the Massachusetts Institute of Technology and a Doctorate in Electrical Engineering from Columbia University. He is a member of the National Academy of Engineering.

Item 11.  Executive Compensation

	The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 1995, 1996 and 1997 of those persons who were, at July 31, 1997, executive officers of the Company earning annually $100,000 or more:

                             SUMMARY COMPENSATION TABLE


									      All Other
Annual Compensation                      Long-Term Compensation             Compensation
  (a)      (b)    (c)      (d)          (e)         (f)        (g)         (h)        (i)
                                       Other     Restricted                           All
Name and                               Annual      Stock                   LTIP      Other
Principal         Salary   Bonus    Compensation   Award(s)   Options/   Payouts Compensation
Position    Year    ($)      ($)          ($)         ($)      SARs (#)    ($)         $)
James Q.   1997   $ 54,571    -         $ 2,765      -           -          -          -
Maloy      1996   $ 56,520    -         $ 5,210
Chairman   1995   $ 96,852    -         $ 6,506      -           -          -          -

Ronald C.  1997   $115,000    -         $ 6,150
Byer       1996   $106,480    -         $ 6,055      -           -          -          -
CEO,       1995   $ 87,901    -         $ 6,506      -           -          -          -
President

(1)	All Officers and non-union employees of Vertex are covered by a pension plan that is financed by voluntary employee and Company contributions. See "401(k) Savings and Retirement Plan" and Note 8 of Notes to Financial Statements.

(2)	Messrs. Maloy and Byer are each provided with an automobile by the
Company; a portion of which may represent the personal use thereof estimated at $2,500 per year and is excluded.

On November 13, 1995 Mr. McLaughlin was granted 50,000 stock options at an exercise price of $.75 which vest over five years and expire on November 13, 2005. These shares were granted under the Company's Incentive Stock Option Plan. Stock appreciation rights are not granted under the Incentive Stock Option Plan. The Company does not currently have in effect a Long-Term Incentive Plan ("LTIP") and, consequently, no such awards were granted to Vertex's executive officers in fiscal years covered above.

	There were no unexercised options, under the incentive stock option plan to purchase the Company's common stock in fiscal 1996 by the above named officers. On March 31, 1997 Mr. McLaughlin exercised an option for 10,000 shares of common stock.

	The Company had no other executive officers other than Mr. Maloy, Mr. Byer, Mr. McLaughlin and Mrs. Martorano.

The Company entered into a three (3) year employment contract with Carlo Pastore commencing on May 14, 1993 to serve as its Sales and Marketing Director. Under this contract, Mr. Pastore is to receive as compensation: (a) an annual salary of $80,000 plus one percent (1%) commission on all Vertex's bar code product sales; (b) reimbursement of business expenses incurred; (c) grant of a five (5) year stock option to purchase up to 75,000 shares of Vertex's Common Stock under its Incentive Stock Option Plan at an exercise price of $7.625; (d) the same group benefits received by other Vertex executives and (e) use of a leased automobile costing up to $750 per month and a right of first refusal to purchase such vehicle at the end of the lease term. On October 6, 1995 the Company terminated Mr. Pastore's employment. Among other things Mr. Pastore received fourteen weeks compensation, 35,000 non-qualified stock options at $1.25 per share which expire October 6, 2000, the use of a Company paid auto with the option to buy at the end of the lease term, reimbursement for medical coverage through December 31, 1995 and a line of credit with Vertex Industries to establish his own value added reseller business. The Company presently has no obligation to supply Mr. Pastore with a line of credit.

On May 19, 1993, Vertex also entered into a three (3) year employment contract with Kevin R. Halloran, its Technical Director. Pursuant to the terms of this agreement, Mr. Halloran will earn an annual base salary of $95,000, which increases by 3% on each November 6th from 1993 through 1995. Under this contract, Mr. Halloran receives reimbursement for business expenses and normal group benefits available to other Company executives. This contract also provides Mr. Halloran with the grant of a 10 year non-qualified stock option agreement to purchase up to 300,000 shares of Vertex's common stock at an exercise price of $7.875 per share. Such options may be exercised in 75,000 share increments on or after each November 6th from 1993 through 1996. Should the market price for the Company's common stock decline below the exercise price of the options, the Employee may chose to retire all unexercised options and have new ones granted to the extent of the number of unexpired options outstanding with a new exercise price at the then market price. On December 29, 1995 Mr. Halloran retired all unexercised options (300,000 options) and had new options granted at $.50, the market price of the common stock on December 29, 1995. On April 3, 1997 Mr. Halloran terminated his employment with the Company. The Company waived the 30 day termination clause on the above mentioned options.

Under the Company's Incentive Stock Option Plan ("The Plan"), options to purchase a maximum of 1,500,000 shares of its Common Stock may be granted to officers and other key employees of the Company. Options granted under the Plan are intended to qualify as incentive stock options under the Economic Recovery Tax Act of 1981 (the "1981"
Act) as amended.

The Plan is administered by the Board of Directors and a committee presently consisting of two members of the Board which determines which persons are to receive options, the number of shares that may be purchased under each option and the exercise prices. In the event an optionee voluntarily terminates his employment with the Company, he has the right to exercise his accrued options within 30 days of such termination. However, the Company may redeem any accrued options held by each optionee by paying him the difference between the option price and the then fair market value. If an optionee's employment is involuntarily terminated, other than because of death, he also has the right to exercise his accrued options within 30 days of such termination. Upon death, his estate or heirs have one year to exercise his accrued options. The maximum term of any option is ten years and the option price per share may not be less than the fair market value of the Company's shares on the date the option is granted. However, options granted to persons owning more than 10% of the voting shares of the Company may not have a term in excess of five years and the option price per share may not be less than 110% of the fair market value on the date the option is granted.

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

Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. Options granted under the Plan are protected by anti-dilution provisions increasing the numbers of shares issuable thereunder and reducing the exercise price of such options, under certain conditions. The Plan expires on October 9, 2005. Any option outstanding at the termination date will remain outstanding until it expires or is exercised in full, whichever occurs first. At the Company's annual meeting in the second quarter of fiscal 1997 the Company's shareholders approved an additional 500,000 shares of common stock to be issued under the incentive stock option plan for a total of 1,500,000 shares of common stock in the plan.

As of July 31, 1997 options to acquire 966,000 shares of the Company's Common Stock at exercise prices of $.475 to $8.12 per share have been granted under the Plan to 13 employees and three directors of the Company. As of July 31, 1997 298,400 options have been exercised and 667,600 options are outstanding, with 144,600 options presently exercisable.

	During fiscal 1997 the Company granted 140,000 options to two service firms as partial payment for financial, legal and consulting services. The options are exercisable at 20,000 options at $1.00, 20,000 options at $1.25, 20,000 options at $1.75, 40,000 at $3.00 and
40,000 options at $4.00 and expire at various dates through February, 2001. These options are currently exercisable. These stock options have been registered under the Securities Act of 1933 on form S-8. During fiscal 1996 the Company granted 35,000 options to two service firms as partial payment for financial, legal and consulting services.
 The options are exercisable at 20,000 options at $.91 and 15,000 options at $.75 and expire on February 14, 2001 and January 26, 1999.

Vertex maintains a 401(k) savings plan (the "401(k) Plan") for the benefit of all employees age 18 or over who have worked for at least six months and who are not covered by a collective bargaining agreement. The 401(k) Plan is qualified under Section 401(a) of the Code and is intended to qualify under Section 401(k) of the Code.

Under the current terms of the 401(k) Plan, employees may elect to defer from Federal income tax from 1% to 17% of their annual compensation, not to exceed Internal Revenue Code limits and have it contributed to the 401(k) Plan on their behalf. In addition, Vertex makes a contribution of up to 3% of a contributing employee's salary.
 The salary deferrals are fully vested, while the Company's contributions vest 20% upon the completion of the second year of service with the Company or its subsidiaries, 20% upon completion of the third year of service, 20% upon the completion of the fourth year of service, 20% upon the completion of the fifth year of service and the remaining 20% upon the completion of the sixth year of service or, if earlier, upon the death, disability or retirement of the participant. Benefits under the 401(k) Plan are generally distributed in a lump sum following the participant's retirement, death, disability or termination of employment, or in a case of hardship, prior to the termination of the participant's employment.

The assets accumulated by the 401(k) Plan are held in a trust, the trustees of which are Messrs. Maloy and Byer, who are officers and directors of the Company. Under the terms of the 401(k) Plan, Vertex has agreed to indemnify the trustees to the fullest extent permitted by law against any liability whatsoever for any action taken or omitted by them in good faith in connection with the 401(k) Plan unless it results from their own willful misconduct.

The charge against income for matching contributions for fiscal
1997, 1996 and 1995 were $5,787, $14,865, and $5,342, respectively.

The following directors of Vertex were granted qualified stock options in the amounts specified opposite their names, at the exercise prices so indicated and on the dates specified:

     Name of            Number of         Exercise Price      Date of
    Director          Option Shares (1)    Per Option (1)      Grant

Wilbur Highleyman        32,000               $ 4.25         1/20/93
                         10,000                 1.00         6/11/97

Irwin Dorros             32,000               $ 4.25         1/20/93
                         10,000                 1.00         6/11/97

George Powch             24,000               $ 4.25         1/20/93
                         10,000                 1.00         6/11/97

(1)	Adjusted for 2 for 1 stock split effective April 19, 1993.
(2)	No options were granted to Directors in Fiscal 1996 and 1995.
(3)	The above options were granted under the incentive stock option plan as discussed above.


Item 12:  Security Ownership of Certain Beneficial Owners and
          Management

The following information table sets forth certain information regarding the Company's Common Stock owned on September 30, 1997 by (i) each who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Names and Address of
Directors, Officers and              Shares Owned  (1) (2)
5% Shareholders                         Number      Percent

James Q. Maloy                       1,202,208       23.4
 23 Carol Street
 Clifton, New Jersey
Ronald C. Byer                         448,422        8.7
 23 Carol Street
 Clifton, New Jersey
All officers and director            1,700,630       33.2
 as a group (6 persons)

(1)	Does not give effect to the issuance of up to 1,500,000 shares of
Common Stock reserved for issuance under the Company's incentive stock option plan, 522,000 shares under non-qualified stock options.

(2)	Gives effect to a 2 for 1 stock split effective April 19, 1993

(3)	Includes 8,000 shares of Common Stock owned by Dr. Dorros, 40,000 shares of common stock owned by Mr. Powch and 2,000 shares of Common Stock owned by Dr. Highleyman's pension plan

Item 13.  Certain Relationships and Related Transactions

	On May 23, 1996, the Company entered into a contingent and conditional Memorandum of Agreement (the "Memorandum"), as amended by letters of July 15, 1996 and Board Resolution of September 25, 1996, with Netweave Corp. ("NetWeave"), pursuant to which the parties could enter into a business combination, proposed generally as an exchange of all of Netweave's stock for a portion of the Company's common stock and warrants to purchase the Company's common stock. The proposed business combination was subject to fulfillment of certain conditions set forth in the Memorandum relating principally to the achievement of specific business goals and objectives by Netweave Corp. NetWeave did not attain the necessary financial ratios and operating results required within the Memorandum for the Company to acquire NetWeave. In connection with the planned transaction the Company advanced NetWeave $100,000 for working capital purposes and received a promissory note. The note bears interest at 6%. In July 1996 the Company entered into a factoring agreement with NetWeave whereby the Company would factor certain accounts receivable of NetWeave. NetWeave has defaulted on the $100,000 note and no interest has been paid. NetWeave has defaulted on the factored receivables which have a balance of $81,369 as of July 31, 1997. The Company is in the process of restructuring the repayment of the note and the factored receivables amounts from NetWeave.

        On February 17, 1997 the Company entered into a License Agreement with NetWeave Corporation to develop, market, sell and support the NetWeave product worldwide. The Company will pay NetWeave a royalty on the initial licenses sold and on annual license fees paid by the customer for maintenance and support of the NetWeave product. Under terms of the License Agreement, NetWeave Corporation assigns its existing customer base to The Company along with the existing sales representative agreements in the U.S. and the master distributor agreement with SX Consultancy for Europe and Asia. SX Consultancy is a European software distributor and developer of custom software based in the UK with ties to distributors in Asia. The Company will maintain the current NetWeave Corporation facility in Philadelphia along with existing employees. Vertex leases the facility for $2,200 from Dr. Wilbur Highleyman. The License Agreement replaces the
Conditional Acquisition Agreement which the Company announced in May,
1996. The Sombers Group, Inc. custom software portion of the original agreement remains part of NetWeave Corporation. For the year ended
July 31, 1997, the NetWeave License Agreement generated revenues of $105,000. For the year ended July 31, 1997 the Company paid NetWeave Corporation $20,000 in royalty payments.

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

1. and 2.  Financial Statements:

1.  Financial Statements and Supplementary Data:

Index to Consolidated Financial Statements

Reports of Independent Public Accountants

Consolidated Balance Sheets as of July 31, 1997 and 1996

Consolidated Statements of Operations for the Years Ended
July 31, 1997, 1996 and 1995

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended July 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the Years Ended
July 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:

Schedules for the Years Ended July 31, 1997, 1996 and 1995.

Schedule II - Valuation Qualifying Accounts

Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Separate financial statements for Vertex Industries, Inc.
are not required. Vertex Industries, Inc. total assets at July 31, 1997, constitute more than 75% of total consolidated assets at the same date.

3.  Exhibits:

The following list of exhibits are incorporated by reference from the Company's Registration Statement filed under the Securities Act of 1933, as amended (File No. 33-897-NY) and those filed pursuant to Registration Statement on Form 8-A under the Securities Exchange Act of 1934.

1.1	Form of Underwriter's Warrant Agreement and Warrant.

	2.1	Form of Common Stock Certificate.

	3.1	Articles of Incorporation and Amendment.

	3.2	Amended By-laws (See also Registration Statement on
                Form 8A referred to above).

	5.1	Opinion of Cascone & Rapaport, including its consent.

	10.1	Assets Purchase Agreement between the Company and
                Identicon Corp. dated April 25, 1983.

	10.2	Assets Purchase Agreement between the Company and Amp
                Incorporated dated June 2, 1983.

	10.3	License Agreement between the Company and Speed Queen
                Company dated March 16, 1985 and amendment thereto.

	10.4	Distributor Agreement between the Company and Saab
                Automation AB dated September 4, 1984 and amended June
                17, 1986.

	10.5	Incentive Stock Option Plan dated October 10, 1985 and
                Form of Agreement.

	10.6	Union Contract between the Company and Local 2262 of
                New Jersey dated November 6, 1984.

	10.9	Lease between the Company and Ninth Avenue Equities
                Co., dated May 9, 1983.

	10.10	Agreements between the Company and Robert L.
                Richardson dated August 1, 1981.

	10.11	Agreement between the Company and Calvin S. Wesley
                dated December 20, 1984.

	10.12	Promissory Notes of the Company issued to Messrs.
                Maloy and Byer dated December 15 and 16, 1975.

	10.13	Forms of Agreement between the Company and its Sales
                Representatives.

	10.14	Purchase Agreement between Vertex, VBM and Dicom,
                Amendment and certain schedules thereto.

	10.15	Purchase Agreement between Vertex and CTSI and certain
                schedules thereto.

	10.16	401(k) Retirement and Savings Plan.

	10.17	OEM Agreement between Vertex and Scientific Games,
                Inc. dated November 2, 1987.

        10.18	Employment Agreement between the Company and
		Carlo Pastore dated May 14, 1993.

        10.19	Employment Agreement between the Company and
		Kevin R. Halloran dated May 19, 1993.

        10.19	Lease Agreement between the Company and
		KHIP Associates dated August 20, 1993.

        10.20   Sublease Agreement between the Company and
		Thea & Schoen, Inc. dated May 20, 1993.

        10.21   Consulting Agreement between the Company and
		Kearney Systems, Inc. dated September 24, 1993.

        10.21   Royalty Agreement between the Company and
		Kearney Systems, Inc. dated September 24, 1993.

        10.22 	Commission Agreement between the Company and
		Tri-State Telecomputers, Inc. dated June 7, 1993.

        10.23	Employment Termination Agreement between the Company
                and Carlo Pastore dated September 26, 1995.

        10.24	Sublease Agreement between the Company and Thea &
                Schoen, Inc. dated October 12, 1995.

        10.25 Retainer agreement between Company and Jeffrey Marks, Esq. Dated January 26, 1996.

        10.26 Consulting and Stock Option agreement between Company and Vamcom Corporation dated February 15, 1996.

	10.27	Indemnity Agreement between Company and Robert T.
                McLaughlin dated April 3, 1996.

	10.28	Letter  Agreement between Company, Computer
                Transceiver Systems, Inc and Seymour H. Bucholz and Rosner, Bresler, Goodman & Bucholz dated May 1, 1996.

	10.29	Memorandum of Agreement and Amendment between Company
                and NetWeave Corporation and Somber Group Inc. dated
                May 23, 1996.

	10.30	Loan Agreement and Promissory Note between Company and
                NetWeave Corporation dated May 30, 1996.

	10.31	Certificate of Merger of Sentry One into Vertex
                Industries, Inc. dated June 17, 1996.

	10.32	Certificate of Merger of Versci, Inc. into Vertex
                Industries, Inc. dated June 17, 1996.

	10.33	Master Distribution Agreement between Company and
                NetWeave (Europe) dated July 1, 1996.

	10.34	Factoring Agreement between Company and NetWeave
                Corporation dated July 18, 1996.

	10.35	Assignment and Amendment to Factoring Agreement Dated
                October 8, 1996. (Filed herewith)

	10.36	Agreement with Davis Sauders Associates, LLC. Dated
                November 1, 1996.   (Filed herewith)

	10.37	Amendment to Assignment and Amendment to Factoring
                Agreement dated November 6, 1996. (Filed herewith)

	10.38	Retainer Agreement between Company and Law Offices of
                Jeffrey D. Marks, Esq. P.C. dated January 9, 997.
                (Filed herewith)

	10.39	Pre-License Agreement between Company and NetWeave
                Corporation dated February 18, 1997.(Filed herewith)

	10.40	License Agreement between NetWeave Corporation and
                Vertex Industries, Inc. dated February 19, 1997
                (Filed herewith)

	10.41	Consulting Agreement between Company and Summit
                Marketing & Public Relations, Inc. dated July 7, 1997. (Filed herewith)

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fiscal year ended July
31, 1997.

                       VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:

Reports of Independent Public Accountants                        F-2, F-3

Consolidated Balance Sheets as of July 31, 1997 and 1996         F-4, F-4a

Consolidated Statements of Operations for the Years Ended
  July 31, 1997, 1996 and 1995                                   F-5

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended July 31, 1997, 1996 and 1995               F-6

Consolidated Statements of Cash Flows for the Years Ended
  July 31, 1997, 1996 and 1995                                   F-7

Notes to Consolidated Financial Statements                       F-8 to F-18

SUPPLEMENTAL SCHEDULE:

Schedule II -- Valuation and Qualifying Accounts for the Years
  Ended July 31, 1997, 1996 and 1995                              F-19

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vertex Industries, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of Vertex Industries, Inc. and subsidiary (a New Jersey Corporation) as of July 31,
1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertex Industries, Inc. and subsidiary as of July 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Roseland, New Jersey
October 7, 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Vertex Industries, Inc. and Subsidiary:

    We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Vertex Industries, Inc. and Subsidiary for the year ended July 31, 1995 and have also audited the supplemental schedule for the year ended July 31, 1995 listed in the index on page F-1 of this Form 10-K. These financial statements and the supplemental schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the supplemental schedule based on our audit.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Vertex Industries, Inc. and Subsidiary for the year ended July 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                            s/Sax, macy, Fromm & Co., PC
                              Sax Macy Fromm & Co., PC
                            Certified Public Accountants

Clifton, New Jersey
October 3, 1995

                    VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                              JULY 31, 1997 AND 1996
ASSETS                                                                  1997          1996
CURRENT ASSETS:
  Cash and cash equivalents                                           $608,553      $394,344
  Accounts receivable, less allowance for doubtful
       accounts of $75,985 July 31, 1997 and 1996                      450,266       608,164
  Note and other receivables, net                                       95,451       170,755
  Inventories, net                                                     582,609       693,179
  Prepaid expenses and other current assets                             32,861        13,885
                                                                       -------       -------
           Total current assets                                      1,769,740     1,880,327
PROPERTY, EQUIPMENT AND CAPITAL LEASES                               1,895,152     1,867,259
  Less- Accumulated depreciation and amortization                   (1,545,071)   (1,393,102)
                                                                    ----------     ---------
       Net property, equipment and capital leases                      350,081       474,157
                                                                    ----------     ---------
OTHER ASSETS:
 Cost in excess of net assets of companies acquired,
    net of amortization (accumulated amortization of
    $350,395 and $301,016 at July 31, 1997 and 1996, respectively)      63,492       112,872
    Deferred tax asset                                                 195,000       195,000
 Other assets                                                           55,142        53,500
                                                                    ----------     ---------
               Total other assets                                      313,634       361,372
               Total assets                                         $2,433,455    $2,715,856
                                                                    ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                              JULY 31, 1997 AND 1996
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                  1997             1996
CURRENT LIABILITIES:
  Current portion of long-term debt                                               $2,567           $2,800
  Current portion of obligations under capital leases                             14,516           32,849
  Accounts payable                                                               129,622          169,632
  Accrued expenses and other liabilities                                         170,643           99,237
  Deferred Revenue                                                               267,630           86,120
                                                                                 -------          -------
                Total current liabilities                                        584,978          390,638
                                                                                 -------          -------
LONG-TERM LIABILITIES:
  Long-term debt, net of current portion                                               0            2,567
  Obligations under capital leases, net of current portion                        17,065           30,308
                                                                                --------          -------
                Total long-term liabilities                                       17,065           32,875
                                                                                --------          -------
EXCESS OF NET ASSETS OF COMPANIES ACQUIRED OVER COST, net
  of amortization (accumulated amortization of $486,131 and $479,165
  at July 31, 1997 and 1996, repectively)                                              0            6,966

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred stock, par value $.01 per share; 2,000,000 shares authorized;
    none issued an outstanding                                                         0                0
  Common stock, par value $.005 per share; 20,000,000 shares authorized;
   5,137,979 and 5,108,979 issued at July 31, 1997 and 1996, respectively         25,690           25,545
  Additional paid-in captial                                                   5,201,138        5,182,188
  Accumulated deficit                                                         (3,344,847)      (2,871,787)
                                                                              ----------       -----------
                                                                               1,881,981        2,335,946
  Less-Treasury stock, 12,872 shares at cost at July 31, 1997
     and 1996, respectively                                                      (50,569)         (50,569)
                                                                              ----------       -----------
                      Total stockholders' equity                               1,831,412        2,285,377
                                                                              ----------       -----------
                      Total liabilities and stockholders' equity              $2,433,455       $2,715,856
                                                                              ==========       ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                       F-4a

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            For the Years Ended July 31
                                                        1997             1996          1995
OPERATING REVENUES                                  $3,228,598        $3,784,480    $3,147,409
                                                    ----------        ----------    ----------

OPERATING EXPENSES:
    Cost of sales                                    1,800,276         1,729,058     1,717,364
    Selling and administrative                       1,511,949         1,285,538     1,625,508
    Research and development                           496,862           377,318       349,775
    Restructuring expenses                                   0                 0       800,765
                                                     ---------         ---------     ---------
           Total operating expenses                  3,809,087         3,391,914     4,493,412
                                                     ---------         ---------     ---------
           Operating income (loss)                    (580,489)          392,566    (1,346,003)
                                                     ---------         ---------     ---------

OTHER INCOME (EXPENSE):
        Interest income                                 38,801            16,840        15,038
        Interest expense                                (6,372)          (10,834)      (14,468)
        Other                                           75,000             1,676         4,199
                                                     ---------         ----------    ----------
                                                       107,429             7,682         4,769
                                                     ---------         ----------    ----------
Income (loss) before income taxes                     (473,060)          400,248    (1,341,234)
                                                     ---------         ----------    ----------

INCOME TAX PROVISION (BENEFIT):
        Federal                                              0           138,287       (88,100)
        State                                                0            24,213       (33,795)
                                                     ---------         ----------    ----------
                  Income tax provision (benefit)             0           162,500      (121,895)
                                                     ---------         ----------    ----------
                  Net income (loss)                  ($473,060)         $237,748   ($1,219,339)
                                                     =========         ==========  ============

NET INCOME (LOSS) PER SHARE OF COMMON STOCK              ($.09)             $.04         ($.24)
                                                     =========         ==========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        5,102,003          5,360,763    5,060,832
                                                     =========         ==========   ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                         VERTEX INDUSTRIES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
                                                                        Additional
                                                    Common Stock          Paid-In        Accumulated      Treasury
                                                  Shares     Amount       Capital          Deficit         Stock      Total
BALANCE, July 31, 1994                           4,844,837   $24,224     $4,726,687       ($1,890,196)    ($45,169)   $2,815,546

 Issuances of common stock-
   Consideration for CTSI assets                   236,042     1,180        441,399                 0            0       442,579
   2,872 shares of parent common stock acquired
   by subsidiary                                         0         0              0                 0       (5,400)       (5,400)
   Overpayment on stock options refunded                 0         0           (135)                0            0          (135)
 Net loss                                                0         0              0        (1,219,339)           0    (1,219,339)
                                                   --------   -------     ---------        ----------      --------   -----------

BALANCE, July 31, 1995                           5,080,879    25,404      5,167,951        (3,109,535)     (50,569)    2,033,251

 Exercise of stock options                          28,100       141         14,237                 0            0        14,378
 Net income                                              0         0              0           237,748            0       237,748
                                                 ---------   -------     ----------        ----------       --------  -----------

BALANCE, July 31, 1996                           5,108,979    25,545      5,182,188        (2,871,787)     (50,569)    2,285,377

 Exercise of stock options                          24,000       120         14,600                 0            0        14,720
 Issuance of stock in consideration for services     5,000        25          4,350                 0            0         4,375
 Net loss                                                0         0              0          (473,060)           0      (473,060)
                                                  ---------   -------    -----------       -----------      -------   ----------

BALANCE, July 31, 1997                           5,137,979   $25,690     $5,201,138       ($3,344,847)    ($50,569)   $1,831,412
                                                 =========   ========   ===========       ===========     ========  ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                      VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          For the Years Ended July 31
                                                                      1997            1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              ($473,060)        $237,748      ($1,219,339)
        Adjustments to reconcile net income (loss) to net cash    ----------        --------      ------------
           provided by (used for) operating activities-
             Depreciation and amortization                          194,382          147,347          142,899
             Deferred taxes                                               0          162,500         (165,100)
             Gain on sale of fixed assets                                 0            2,000           (1,524)
             Stock issued in consideration for services               4,375                0                0
             Noncash restructuring charge                                 0                0          800,765
            (Increase) decrease in assets-
              Accounts receivable, net                              157,898         (145,552)         280,368
              Inventories                                           110,570          129,863         (105,268)
              Prepaid expenses and other current assets             (18,976)          15,490           11,040
              Note and other receivables                             75,304         (170,755)               0
             Increase (decrease) in liabilities-
              Accounts payable                                      (40,010)          (9,245)          16,293
              Accrued expenses and other liabilities                 71,406          (51,859)         (32,279)
              Deferred revenue                                      181,510         (113,370)         199,490
                                                                  ---------         ---------         -------
                    Net adjustments                                 736,459          (33,581)       1,146,684
                                                                   ---------         ---------       ---------
                      Net cash provided by (used for)
                       operating activities                         263,399          204,167          (72,655)
                                                                   ---------         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                             (27,892)         (117,720)         (76,968)
   Proceeds from sale of fixed assets                                    0             3,166            6,858
   Deferred acquisition costs -- CTSI                                    0                 0           31,564
   Increase in other assets                                         (1,642)           (3,791)          (1,625)
                                                                   -------          --------        ---------
                    Net cash used for investing activities         (29,534)         (118,345)         (40,171)
                                                                   -------          --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of debt                                              (2,800)           (2,800)          (2,800)
    Repayment of obligations under capital lease                   (31,576)          (24,937)         (23,374)
    Purchase of treasury stock                                           0                 0           (5,400)
    Overpayment on stock option refunded                                 0                 0             (135)
    Proceeds from exercises of stock options                        14,720            14,378                0
                                                                   -------           -------         ---------
                    Net cash used for financing activities         (19,656)          (13,359)         (31,709)
                                                                   -------           --------        ----------
                    Net increase (decrease) in cash                214,209            72,463         (144,535)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     394,344           321,881          466,416
                                                                   -------           -------          -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $608,553         $394,344         $321,881
                                                                   ========         ========         ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1)	SUMMARY OF SIGNIFICANT
	ACCOUNTING POLICIES:

This summary of significant accounting policies of Vertex Industries, Inc. and Subsidiary (the Company) is presented to assist in understanding the Company's consolidated financial statements.

Nature of Business-
The Company sells and distributes bar code scanners, printers, data collection terminals, software, automated card devices and precision weighing equipment to customers located primarily within the United States. Sales of bar code printers are primarily to the health care industry. Sales of precision weighing equipment are primarily to retail pharmacies. The Company also provides systems integration for turnkey automated data collection solutions in real-time systems.

Use of Estimates in the
Preparation of Financial Statements-

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation and Reporting-

The consolidated financial statements include the accounts of Vertex Industries, Inc. (Vertex), and its majority-owned subsidiary, Computer Transceiver Systems, Inc. (CTSI). All significant intercompany transactions have been eliminated.

Revenue Recognition-

The Company recognizes revenues related to software sales in compliance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 91-1 "Software Revenue Recognition." Product revenue is recorded at the time of shipment provided that no significant vendor and post contract support obligations remain outstanding and collection of the resulting receivable is deemed probable of collection by management. Maintenance and support service agreements are recognized on a straight-line basis over the life of the service agreement, generally twelve months, and is reflected in deferred revenue in the accompanying consolidated balance sheets.

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

Cost in Excess of Net Assets
of Companies Acquired-

The excess of cost of purchased businesses over the fair value of their assets at the acquisition date is being amortized on the straight-line method over 5 years.

Excess of Fair Value of Net Assets
of Companies Acquired Over Cost-

The excess of fair value of net assets of companies acquired over cost on the date of acquisition is being amortized on the straight-line method over a period of 20 years.

Net Income (Loss) Per Share of Common Stock-

Net income (loss) per share is computed based on the weighted average number of common stock and common stock equivalents, if dilutive, outstanding during each period.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which makes certain changes to the manner in which earnings per share is reported.
The Company is required to adopt this standard for the year ending July 31, 1998. The adoption of this standard will require restatement of prior years' earnings per share. If the Company had adopted the new standard in 1997, there would have been no change in the per share or weighted average shares reflected in the accompanying consolidated statements of operations for the fiscal year ended July 31, 1997.

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

Stock Based Compensation-

The Financial Accounting Standards Board issued a standard, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 has been applied. The Company has elected to continue to account for employee stock-based compensation under Opinion 25 and has made the required disclosures under SFAS 123 (see Note 11).

(2)       PURCHASE OF SUBSIDIARY'S ASSETS:

On August 31, 1994, pursuant to an "Asset Purchase Agreement" dated May 1, 1993 and with the approval by the respective Boards of Vertex and CTSI and the shareholders of CTSI, Vertex, which owned approximately 56.9% of CTSI shares, acquired all of CTSI's assets and assumed all of its liabilities.
The purchase included inventory, equipment, receivables, proprietary tech-nology, goodwill and other intangibles. The agreed purchase price of $1,699,580 was paid by Vertex through the cancellation of CTSI's indebtedness to Vertex in the amount of $1,257,001, with the balance of $442,579 being paid through the issuance of 236,042 shares of Vertex common stock. Vertex common stock in the amount of 233,170 shares exchanged in this transaction were subsequently distributed to the subsidiary's shareholders in exchange for certain outstanding shares of common stock of the subsidiary which have since been retired.

In connection with the acquisition, the Company recorded $535,017 of costs in excess of net assets acquired (goodwill) which includes the market value of the shares issued plus $92,438 in legal and accounting costs incurred. Because of a declining demand for the CTSI product line, the Company, during fiscal 1995, recognized a $500,000 impairment in the carrying value of the goodwill recorded in this and earlier acquisitions and revised the estimated useful life over which future benefits are expected to be realized to five years. As of July 31, 1997 and 1996, unamortized goodwill in connection with the CTSI acquisition of $62,860 and $77,085 is included in the accompanying consolidated balance sheets, respectively. The $500,000 charged to operations is included in restructuring expenses as disclosed in Note 14.

(3)	INVENTORIES:
  Inventories consist of the following-
                                                                 July 31
                                                              1997      1996
Raw materials                                                $7,071    $7,432
Work in process                                              40,605    67,028
Finished goods and parts, net of obsolescence reserves of
   $139,419 and $34,619 in 1997 and 1996, respectively      534,933   618,719
                                                            -------   -------
                                                           $582,609  $693,179
                                                           ========  ========
(4)	PROPERTY, EQUIPMENT
	AND CAPITAL LEASES:
Details of property, equipment and capital leases are as follows-
                                                               July 31
                                                          1997         1996
Property and equipment-
     Leasehold improvements                            $283,926      $282,228
     Machinery and equipment                            223,911       223,911
     Tools, dies and patterns                           451,682       451,682
     Office furniture and equipment                     561,898       561,898
     Computer equipment                                 111,802        93,565
     Exhibit equipment                                  120,176       112,218
                                                      ---------     ---------
                   Total                              1,753,395     1,725,502

     Less- Accumulated depreciation
                        and amortization             (1,427,119)   (1,310,489)
                                                     -----------   -----------
                   Net property and equipment           326,276       415,013
                                                     -----------   -----------
  Capital leases-
    Office equipment                                     86,448        86,448
    Automobiles                                          55,309        55,309
                                                       -----------   ---------
                   Total                                141,757       141,757

    Less-Accumulated amortization                      (117,952)      (82,613)
                                                       -----------    --------
         Net capital leases                              23,805        59,144
                                                       -----------    --------
         Net property, equipment and capital leases    $350,081      $474,157
                                                      ============  ==========

Depreciation and amortization of property, equipment and capital leases for the fiscal years ended July 31, 1997, 1996 and 1995 was $151,969, $122,835 and $119,761, respectively.

(5)	LONG-TERM DEBT:
Long-term debt consists of the following-
                                                                    July 31
                                                               1997       1996
Note payable to bank, due in monthly principal installments
of $233 plus interest at 1.25% above the prime rate           $2,567     $5,367
Less- Current portion of long-term debt                        2,567      2,800
                                                             --------   -------
            Long-term debt                                        $0     $2,567
                                                             ========  ========
The long term debt matures on Jun 30, 1998 and is secured by telephone equipment of the Company.

(6)	NOTE AND OTHER RECEIVABLES:

In 1996 the Company advanced NetWeave Corp., a related party, $100,000 for working capital purposes and received a promissory note. The note bears interest at 6%. NetWeave Corp. has defaulted on the note and no interest has been paid. The Company is in the process of restructuring repayment of the note and has recorded a reserve of $50,000 against the note (see Note 15).

In 1996, the Company entered into a factoring agreement with NetWeave Corp. whereby certain accounts receivable were to be factored by the Company.
As of July 31, 1997 the Company had a gross factored receivable balance of $81,369 and an allowance for doubtful accounts reserve of $35,918 related to the factored receivables. The Company is in the process of restructuring the repayment of the factored receivables.

(7)	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expenses and other liabilities consist of the following-

                                               July 31
                                       1997               1996
Professional fees                    $37,384            $30,690
Vacation salaries                      1,366             17,003
Sales tax                             20,979             20,569
Commissions                           10,194                986
Payroll and deductions                48,910             27,026
Income taxes payable                   1,810              2,963
Accrued contingency reserve           50,000                  0
                                      ------             -------
                                    $170,643            $99,237
                                    ========            =======
The accrued contingency reserve relates to the estimated costs associated with the restructuring of the NetWeave licensing agreement.

(8)	PENSION PLANS:

The Company maintains a 401(k) plan, which is a defined contribution plan covering substantially all of the nonunion employees. Eligible employees can contribute up to 17% of their compensation not to exceed Internal Revenue Code limits. The Company will match 50% of the amount contributed by employees, up to 3% of compensation as defined. Company contributions for the years ended July 31, 1997, 1996 and 1995 was $5,787, $14,865 and $5,342,
respectively.

(9)	INCOME TAXES:

Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities.

The net deferred tax assets in the accompanying consolidated balance sheets consist of the following-
                                                       1997        1996
Deferred tax assets-
  Allowance for accounts, note and other receivables  $62,000     $30,000
  Deductible goodwill amortization                    206,000     212,000
  Inventory                                            55,000       9,000
  Deferred revenue                                    107,000      21,000
        Net operating loss carryforwards            1,759,000   1,496,000
                                                    ---------   ---------
               Total deferred tax assets            2,189,000   1,768,000

Deferred tax liabilities -- Depreciation              (97,000)    (77,000)

Valuation allowance                                (1,897,000) (1,496,000)
                                                   ----------- -----------
               Net deferred tax asset                $195,000    $195,000
                                                   =========== ===========
Deferred tax assets arise from the tax benefit of net operating loss carry-forwards which are expected to be utilized to offset taxable income and from timing differences between the recognition in financial statement and tax returns of certain inventory costs, bad debt reserve allowances on receiv-ables, depreciation on fixed assets and amortization of certain intangible assets.

A valuation allowance on the deferred tax assets has been provided based on the Company's assessment of ability to realize such assets in the future.

The components of the income tax provision (benefit) included in the consolidated statements of operations for the fiscal years ended July 31, 1997, 1996 and 1995 consist of the following-
                                            1997        1996       1995
Current-
        Federal                               $0          $0      $18,600
        State                                  0           0       24,605
Deferred                                       0     162,500     (165,100)
                                         ---------   --------    ---------
        Total income tax provision
         (benefit)                            $0     $162,500   ($121,895)
                                         =========   ========   ==========

At July 31, 1997, the net operating loss carryforwards available to offset future taxable income consist of approximately $4,532,000 in Federal net operating losses which will expire in various amounts through 2012, and state net operating losses of approximately $3,633,000 which will expire in various amounts through 2004.

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows-

                                        1997          1996      1995

Statutory rate                        (34.0%)        34.0%     (34.0%)
Effect of-
  Valuation allowance                  34.0           0.0       10.9
  Federal graduated rates               0.0           0.0        7.3
  Permanent differences                 0.0           0.6        0.8
  State income taxes, net of
     Federal tax effect                 0.0           6.0       (2.1)
        Alternative minimum tax         0.0           0.0        1.4
Other, net                              0.0           0.0        6.6
                                      ------        ------      -----
        Effective income tax rate       0.0%         40.6%      (9.1%)
                                      =======       =======     ======

(10)	COMMITMENTS AND
	CONTINGENT LIABILITIES:

	Leases-

The Company leases certain equipment under capital leases with expiration dates through April 2001.

The Company leases its plant and office facilities located in Clifton, New Jersey. The lease expires on May 31, 1998. Annual rental is $142,560. In addition, the Company is obligated to pay applicable real estate taxes, repairs and insurance.

In 1993, the Company began subleasing under a 30-month renewable lease a portion of its plant in Clifton, New Jersey. During 1996, the lease was renewed for an additional 30-month period and expires in May 1998. Under the terms of the sublease, the tenant is required to pay annual rent of $45,657, plus a proportionate share of utilities. The Company leases office space in Philadelphia Pennsylvania from a related party under a month-to-month lease for $2,200 per month plus utilities.

Rent expense for the years ended July 31, 1997, 1996 and 1995 was $154,660, $121,032 and $135,500, respectively.

Minimum lease payments and sublease rental income are as follows-



                                                Equipment             Sublease
                                                  Capital   Operating  Rental
Year Ended July 31                                Leases      Leases   Income

1998                                             $15,642    $130,047   $38,048
1999                                               7,180      10,800         0
2000                                               7,180       9,000         0
2001                                               5,385           0         0
                                                 -------    --------   -------
                Total                             35,387    $149,847   $38,048
                                                            =========  =======
Less- Amount representing interest                (3,806)
                                                 -------
                Present value of net
                        minimum lease payments    31,581

Less- Current portion of obligations
        under capital leases                      14,516
                                                 -------
             Long-term portion of obligations
                     under capital leases        $17,065
                                                 =======

Employment Agreements-

The Company had an employment agreement with one individual through November 1996 which provided for annual compensation of approximately $103,000 and stock options.

Other-

In June 1997, a customer terminated an agreement to purchase certain product from the Company. The agreement was originally for a two-year period. The customer paid $75,000 to terminate the agreement. This amount is reflected as other income in the accompanying consolidated statements of operations.

(11)	STOCKHOLDERS' EQUITY:

Incentive Stock Options-

The Company has an Incentive Stock Option Plan which provides for the granting of options to officers and other key employees to purchase shares of the Company's common stock. The maximum number of shares to be issued as part of the plan is 1,500,000. The maximum term of any option is ten years and the option price per share may not be less than the fair market value of the stock on the date the option is granted. Options granted to persons owning more than 10% of the voting shares of the Company may not have a term of more than five years and may not be less than 110% of fair market value.

                                                        July 31
                                            1997          1996        1995

Options outstanding, beginning of year   341,600         338,200    255,700
Granted                                  450,000         159,000     95,500
Exercised                                (24,000)        (28,100)         0
Canceled                                (100,000)       (127,500)   (13,000)
                                        ---------       ---------   --------
Options outstanding, end of year         667,600         341,600    338,200
                                        =========       =========   ========

Options price range                   $.475-$8.12      $.475-$8.12  $.475-$8.12
Options exercisable                       144,600           99,400      123,100
Options available for grant               534,000          384,000      415,500

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation.
In accordance with the provisions the Company accounts for its stock option plans under Opinion 25 and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the table below-

                                               1997              1996
Net income (loss) - as reported             ($473,060)         $237,748
Net income (loss) - pro forma               ($499,529)         $229,479
Earnings (loss) per share - as reported         ($.09)             $.04
Earnings (loss) per share - pro forma           ($.10)             $.04

The weighted average fair value at date of grant for options granted in 1997 and 1996 were $.46 and $.50, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model based on the weighted average market price of $0.85 in 1997 and 1996 using the following assumptions-

Expected stock price volatility                       91%
Risk-free interest rate                               6.67%
Weighted average expected life of options             3 years

The effects of applying SFAS 123 and the results obtained through the use of the Black-Scholes option pricing model are not necessarily indicative of future values.

Other Stock Options-

In connection with an employment agreement, the Company granted an employee an option to purchase up to 300,000 shares of common stock, at an option price of $7.875 per share, expiring the earlier of June 29, 2003, one year after death, or 30 days after termination. The agreement allowed the employee to retire these options at their original grant price, should the market price of the Company's common stock drop below the exercise price of the options, and have the options granted again at the then market price. During 1996, the employee retired all 300,000 options exercisable at $7.875 and was subsequently granted 300,000 at an exercise price of $.50 per option the then market value of the common stock. During 1997, the employee left the Company and the Company agreed to waive the termination clause in the agreement.

During 1997, the Company granted 140,000 options to two service firms as partial payment for legal, financial and consulting services. The options are exercisable at prices between $1.00 and $4.00 and expire at various dates through January 1, 2000. These options are currently exercisable. During 1996, the Company granted 35,000 options to two services firms as partial payment for financial and consulting services. The options are exercisable at prices between $.75 and $.91 and expire at various dates through February 2001. These options are currently exercisable.

(12)	MAJOR CUSTOMERS:

The Company had no customer which accounted for more than 10% of revenue for the fiscal year ended July 31, 1997.

During July 31, 1996, the Company had two customers which accounted for 13.5% and 12.5% of revenue. At July 31, 1996, approximately $229,000 and $101,000, respectively, of accounts receivable were from those customers.

The Company had one customer that accounted for 16.5% of revenue during the year ended July 31, 1995.

(13)	SUPPLEMENTAL DISCLOSURES
	OF CASH FLOW INFORMATION:

                                                            July 31
                                                    1997      1996     1995

Interest paid                                      $6,372    $10,834  $14,468
Stock issued in consideration for services          4,735          0        0
Noncash investment and financing activities-
  Capitalized lease and note payable transactions
   related to purchases of property and equipment       0     27,778        0
                                                  ========    ======   =======

During the year ended July 31, 1997, the Company issued 5,000 shares of its stock to a public relations firm for services valued at $4,375.

(14)	RESTRUCTURING EXPENSES:

In the fourth quarter of fiscal 1995, the Company recorded a restructuring charge. This amount includes the write-off of $500,000 of goodwill acquired in the purchase of assets of the Company's subsidiary, CTSI and $300,765 of obsolete inventory.

(15)	LICENSE AGREEMENT WITH
	NETWEAVE CORPORATION:

On February 17, 1997 the Company entered into a license agreement
(the "Agreement") with NetWeave Corporation (NetWeave) to develop, market, sell and support the NetWeave product worldwide. The Company will pay NetWeave a royalty on the initial licenses sold and on annual license fees paid by the customer for maintenance and support of the NetWeave product. Under terms of the Agreement, the NetWeave Corporation assigns its existing customer base to the Company along with the existing sales representative agreements in the
U. S. and the master distributor with SX Consultancy for Europe and Asia.
SX Consultancy is a European software distributor and developer of custom software based in the UK. Under the Agreement, the Company is responsible for rental payments of the current NetWeave Corporation facility in Philadelphia along with existing employees. The Agreement replaces the Conditional Acquisition Agreement which the Company announced in May, 1996.
For the year ended July 31, 1997, the NetWeave Licensing agreement generated revenues of $105,000. During 1997, the Company paid $20,000 of royalties to NetWeave Corporation.

                                                                 SCHEDULE II

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
                                              Balance at         Additons       Deductions       Balance at
                                              Beginning        Charged to          From             End of
                                              of Period         Expense         Allowances          Period
Year Ended July 31, 1997-
  Deducted from accounts receivable for
                doubtful accounts             $75,985                 $0                $0          $75,985
  Deducted from inventory as valuation
                allowance                      34,619            204,000            99,200          139,419


Year Ended July 31, 1996-
  Deducted from accounts receivable for
                doubtful accounts              75,985                  0                 0           75,985
	Deducted from inventory as valuation
                allowance                      59,444             48,000            72,825           34,619

Year Ended July 31, 1995-
  Deducted from accounts receivable for
                doubtful accounts              15,000             71,015            10,030           75,985
  Deducted from inventory as valuation
                allowance                      50,000             74,500            65,056           59,444


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   October 27, 1997    VERTEX INDUSTRIES, INC.



                                s/Ronald C. Byer
                           Chief Executive Officer, President

Pursuant to the requirements by the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


October  27, 1997               s/James Q. Maloy
                                Chairman of the Board,
                                and Director

October 27, 1997                s/Ronald C. Byer
                                Chief Executive Officer,
                                President and Director

October 27, 1997                s/Robert T. McLaughlin
                                Chief Financial Officer
                                and Treasurer

October 27, 1997                s/Irwin Dorros
                                Director


October 27, 1997                s/Wilbur Highleyman
                                Director


October 27, 1997                s/George Powch
                                Director