Form 10-Q
period 1997-10-31
VERTEX INDUSTRIES INC
filed 1997-12-12
CIK 779681

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended October 31, 1997

                           Commission file Number 0-15066

                               Vertex Industries, Inc.
          (Exact name of registrant as specified in its charter)


                   New Jersey                       22-2050350
          (State of Incorporation)     (I.R.S. Employer Identification No.)


              23 Carol Street Clifton, New Jersey          07014
            (Address of Principal Executive Offices)    (Zip Code)

                   Registrant's Telephone Number:  (973) 777-3500

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     X         No  ______

Common stock, par value $.005 per share: 5,135,107 shares outstanding as of December 12, 1997.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARY

                                  FORM 10-Q

                               October 31, 1997


                                   I N D E X




                                                            PAGE

Part I.  Financial Information

         Item 1.  Financial Statements
         Consolidated Balance Sheets-
         October 31, 1997 and July 31, 1997. . . . . . . . . .3

         Consolidated Statements of Operations
         three months ended October 31, 1997
         and 1996 . . . . . . . . . . . . . . . . . . . . . . 5

         Consolidated Statements of Changes in
         Stockholders' Equity - for the year ended
         July 31, 1997 and three months ended
         October 31, 1997. . . . . . . . . . . . . . . . . . .6

         Consolidated Statements of
         Cash Flows - three months
         ended October 31, 1997 and 1996 . . . . . . . . . . .7

         Notes to Consolidated Financial Statements. . . . . .8

         Item 2.  Management's Discussion and Analysis
         of Consolidated Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . 10

Part II - Other Information

         Item 5. Other Information . . . . . . . . . . . . . 12

         Item 6. Exhibits and Reports on form 8 - K  . . . . 12

         Signatures. . . . . . . . . . . . . . . . . . . . . 13

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                           October 31, 1997              July 31, 1997
                                              (Unaudited)
CURRENT ASSETS:
     Cash and Cash Equivalents                  $485,968                    $608,553
       Accounts Receivable, Less Allowance
       for Doubtful Accounts of
       $75,985 at October 31, 1997 and
       July 31, 1997                             478,615                     450,266
     Notes and other receivables                  78,144                      95,451
     Inventories                                 508,382                     582,609
     Prepaid Expenses and
       other current assets                       32,670                      32,861
                                               ---------                   ---------

        Total Current Assets                   1,583,779                   1,769,740
                                               ---------                   ---------
PROPERTY, EQUIPMENT,
                AND CAPITAL LEASES:
     Property and Equipment                    1,757,978                   1,753,395
     Capital Leases                              141,757                     141,757
                                               ---------                   ---------
        Total Property, Equipment and
            Capital Leases                     1,899,735                   1,895,152
     Less:    Accumulated Depreciation and
                 Amortization                 (1,575,401)                 (1,545,071)
                                              ----------                   ---------
     Net Property, Equipment
      and Capital Leases                         324,334                     350,081
                                              ----------                   ---------
OTHER ASSETS:
     Cost in Excess of Net Assets
        of Companies Acquired, Net of
        accumulated amortization of
        $362,740 at October 31, 1997 and
        $350,395 at July 31, 1997                 51,147                      63,492
     Deferred tax asset                          195,000                     195,000
     Other Assets                                 55,009                      55,142
                                              ----------                   ---------
         Total Other Assets                      301,156                     313,634
                                              ----------                   ---------

     Total Assets                             $2,209,269                  $2,433,455
                                              ==========                  ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                               October 31, 1997              July 31, 1997
                                                  (Unaudited)
CURRENT LIABILITIES:
      Long-Term debt, current portion               $1,867                        $2,567
      Current portion of obligations
         under capital leases                        8,241                        14,516
      Accounts payable                             151,411                       129,622
      Accrued Expenses and Other Liabilities       148,411                       170,643
     Deferred Revenue                              313,982                       267,630
                                                ----------                    -----------
          Total Current Liabilities                623,912                       584,978
                                                ----------                    -----------
LONG-TERM LIABILITIES:
      Obligations Under Capital Leases,
      Net of Current Portion                        16,920                        17,065
                                                ----------                    -----------
          Total Long-Term Liabilities               16,920                        17,065
                                                ----------                    -----------
          Total Liabilities                        640,832                       602,043
                                                ----------                    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred Stock, par value $.01
     per share 2,000,000 shares
          authorized; none issued
          and outstanding                               --                            --
     Common Stock, par value $.005
          per share, authorized 20,000,000
          shares; issued 5,142,979 shares at
          October 31, 1997 and 5,137,979
          shares at July 31, 1997,
          respectively                              25,715                        25,690

     Additional paid-in capital                  5,205,801                     5,201,138
     Accumulated Deficit                        (3,612,510)                   (3,344,847)
                                               ------------                   -----------
                                                 1,619,006                     1,881,981
     Less:  Treasury stock, 12,872
          shares at cost                           (50,569)                      (50,569)
                                               ------------                    ----------
        Total Stockholders' Equity               1,568,437                     1,831,412
                                               ------------                    ----------
        Total Liabilities and
          Stockholders' Equity                  $2,209,269                    $2,433,455
                                               ============                   ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                 Three Months Ended October 31
                                                      1997            1996

OPERATING REVENUES                                  $652,993       $1,005,014

COST OF SALES                                        393,894          498,748
                                                  ----------       ----------
GROSS PROFIT                                         259,099          506,266

OPERATING EXPENSES:
          Selling and Administrative                 410,032          300,621
          Research and Development                   122,363          111,854
                                                  ----------       ----------
     Total Operating Expenses                        532,395          412,475
                                                  ----------       ----------
OPERATING INCOME (LOSS)                             (273,296)          93,791
                                                  ----------       ----------
OTHER INCOME AND (EXPENSES):
          Interest Income                              6,662           15,081
          Interest Expense                            (1,029)          (1,707)
          Other                                           --            3,068
                                                  ----------       ----------
          Net Other Income                             5,633           16,442
                                                  ----------       ----------

     Income (Loss) Before Income Taxes              (267,663)         110,233
                                                  ----------       ----------
     Income Tax Provision                                --            44,100
                                                  ----------       ----------
Net Income (loss)                                  ($267,663)         $66,133
                                                  ==========       ==========
Net Income (loss) per share of
Common Stock                                          ($.05)             $.01
                                                  ==========       ==========
Weighted Average Number of
Shares Outstanding                                 5,128,150        5,389,424
                                                  ===========       =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                    VERTEX INDUSTRIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                       Common Stock            Additional
                                     $.005 Par Value            Paid-In         Accumulated     Treasury
Year ended July 31, 1997          Shares          Amount        Capital           Deficit         Stock           Total
Balance at July 31, 1996         5,108,979        $25,545      $5,182,188      ($2,871,787)    ($50,659)       $2,285,377

Exercise of Stock Options           24,000            120          14,600               --           --            14,720

Issuance of stock in
consideration of services            5,000             25           4,350               --           --             4,375

Net loss for the year
ended July 31, 1997                    --             --             --           (473,060)          --          (473,060)
                                 ----------       --------     ----------      ------------    ---------       -----------
Balance at July 31, 1997         5,137,979        $25,690      $5,201,138      ($3,344,847)    ($50,569)       $1,831,412
                                 ----------       --------     ----------      ------------    ---------       -----------

Three months ended October
31, 1997 (Unaudited)

Issuance of stock in
consideration of services            5,000             25           4,663              --            --             4,688

Net loss for the three
months ended October 31, 1997           --             --              --         (267,663)          --          (267,663)
                                  ---------        --------     ----------      ------------    ---------       ----------

Balance at October 31, 1997      5,142,979        $25,715      $5,205,801      ($3,612,510)    ($50,569)       $1,568,437
                                 =========        ========     ==========      ============    =========       ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                                         Three Months Ended
                                                                           October 31, 1997              October 31, 1996
Cash Flows from Operating Activities:
          Net Income (loss)                                                 ($267,663)                         $66,133
                                                                            ----------                         -------
               Adjustments to reconcile net income (loss) to net
               cash (used for) provided by operating activities:
                       Depreciation and amortization                           42,675                           41,842
                       Common stock issued for services                         4,688                               --
                       Deferred taxes                                              --                           44,100

               (Increase) or decrease in operating assets:
                       Accounts receivable, net                               (28,349)                          68,177
                       Inventories                                             74,227                           83,924
                       Notes and other receivables                             17,307                         (155,269)
                       Prepaid expenses and other current assets                  191                          (64,300)

               Increase or (decrease) in operating
               liabilities:
                      Accounts payable                                         21,789                           (6,501)
                      Deferred revenue                                         46,352                          (69,620)
                      Accrued expenses and other
                      liabilities                                             (22,232)                          10,763
                                                                              --------                         --------
          Net adjustments to reconcile net income (loss) to
          net cash (used for) provided by operating activities                156,648                          (46,884)
                                                                              --------                         --------
          Net cash (used for) provided by operating activities               (111,015)                          19,249
                                                                              --------                         --------
Cash Flows from Investing Activities:
          Additions to property and equipment                                  (4,583)                          (4,175)
          (Increase) decrease in other assets                                     133                             (204)
                                                                              --------                         --------
          Net cash used for investing activities                               (4,450)                          (4,379)
                                                                              --------                         --------
Cash Flows from Financing Activities:
          Payment of long term debt                                              (700)                            (700)
          Payment of capitalized lease obligations                             (6,420)                          (7,282)
          Proceeds from issuance of common stock                                   --                            1,920
                                                                              --------                         --------
          Net cash used for financing activities                               (7,120)                          (6,062)
                                                                              --------                         --------
Net (Decrease) Increase in Cash                                              (122,585)                           8,808

Cash and Cash Equivalents at Beginning of Year                                608,553                          394,344
                                                                             ---------                         --------
Cash and Cash Equivalents at End of Period                                   $485,968                         $403,152
                                                                             =========                        =========

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                    VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements including the footnotes thereto, included in the Vertex Industries, Inc. and subsidiary (the "Company") Annual Report on Form 10-K for the year ended July 31, 1997. In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, the results of operations and cash flows of the Company and its consolidated subsidiary for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

2.	Income Taxes

At July 31, 1997 the Company had net operating loss ("NOLs") carryforwards available to offset future taxable income of approximately $4.5 million and $3.6 million for Federal and state tax purposes, respectively. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences. As of October 31, 1997, the Company had a deferred tax asset valuation allowance of approximately $1.9 million with a net deferred tax asset of approximately $195,000.

In assessing the realizability of the $195,000 net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating losses. Management believes that the $195,000 net deferred tax asset represents a reasonable estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

3.	Net Income (Loss) Per Share of Common Stock

	Net income (loss) per share is computed based on the weighted average number of common stock and common stock equivalents, if dilutive, outstanding during each period.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which makes certain changes to the manner in which earnings per share is reported. The Company is required to adopt this standard for the year ending July 31, 1998. The adoption of this standard will require restatement of prior years' earnings per share. For the first quarter ended October 31, 1997 SFAS No. 128 had no material impact on earnings per share.

ITEM 2.	Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations

Results of Operations

Three months ended October 31, 1997 compared with three months ended October 31, 1996.

Overview

The Company experienced a 35% decrease in operating revenues and recorded a net loss of $267,663 for the quarter ended October 31, 1997, compared to net income of $66,133 for the same period last year. The decrease in operating revenues is primarily due to a decrease in demand for the label generating systems, bar code and software product lines offset by an increase in demand for the weighing equipment product line. The NetWeave license agreement generated $134,000 in operating revenue for the quarter ended October 31, 1997.

Net Income

The Company recorded a net loss of $267,663 for the quarter ended October 31, 1997 as compared to net income of $66,133 for the same period last year. The net loss is attributed to a decrease in operating revenues of approximately $352,021 or 35% in addition to a decrease of approximately 10% in gross margin percentage in fiscal 1997 as compared to last year. Operating expenses increased approximately $119,920 or 29% for the three months ended October 31, 1997 compared to the same period last year.

Operating Revenues

Operating Revenues decreased $352,021 or 35% to $652,993 for the quarter ended October 31, 1997, compared to $1,005,014 for the same period last year. The decrease in operating revenue is attributed to a decrease in demand for label generating systems, bar code and software product lines of approximately $498,000 offset by an increase in sales in the weighing equipment product line of approximately $27,000 and revenue of approximately $134,000 from the NetWeave license agreement. The Company did not receive several large bar code orders in the first quarter of fiscal 1998 as was forecasted. The Company expects to receive these orders either in the second or third quarter of 1998. In an effort to increase revenues the Company hired an additional salesperson in October 1997. The Company has added new software and hardware products to its product offerings which include a complete warehouse management system, a message brokering software product and a new line of printers.

Cost of Sales

Cost of Sales increased to 60% of revenues for the first quarter of fiscal 1997 compared to 50% for the same period last year. The increase is primarily due to a change in the sales mix from higher margin products to lower margin products. The increase is also due to the NetWeave license agreement which had a cost of sales of 71% of revenues for the quarter ended October 31, 1997.

Operating Expenses

Operating expenses increased $119,920 or 29% for the first quarter of fiscal 1997 compared to the same period in 1996. Selling and administrative expenses increased $109,411 or 36% to $410,032 for the quarter ended October 31, 1997 as compared to $300,621 for the same period in 1996. Research and development expenses increased $10,509 or 9% to $122,363. The increase in selling and administrative expense is primarily due to operating costs associated with the NetWeave license agreement. In an effort to reduce expenditures the Company will close the NetWeave Philadelphia, Pennsylvania office on December 31, 1997 and consolidate that operation into its Clifton NJ office. The Company continues its effort to streamline operations and reduce operating expenses.

Other Income and Expenses

Net other income was $5,633 for the quarter ended October 31, 1997 compared to $16,442 for last year. The decrease of $10,809 is primarily due to a decrease in interest income from notes and other receivables from NetWeave Corporation.

Liquidity and Capital Resources

At October 31, 1997 the Company had $485,968 in cash and cash equivalents compared to $608,553 at July 31, 1997. Working Capital and the current ratio were $959,867 and 2.54 to 1 at October 31, 1997 versus $1,184,762 and 3.03 to 1 at July 31, 1997. Net cash used for operating activities was $111,015 in the first three months of fiscal 1997.

Capital expenditures were approximately $4,583 and $4,175 for the three month periods ended October 31, 1997 and 1996, respectively.

The Company believes that cash and working capital are at sufficient levels to support the short term needs of the Company.
The Company is seeking additional financing to deal with the long term financing needs of the Company.

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARY


Part II - Other Information

Item 5.	Other Information

On October 30, 1997 the Company was notified by NASDAQ that the Company was not in compliance with the current NASDAQ listing requirements. The Company has until January 30, 1998 to cure the deficiency or to request a hearing. Otherwise the Company will be de-listed effective with the close of business on January 30, 1998, in which case it is probable that the Company would trade in the Over-the-counter Bulletin Board Market.

The Company is currently formulating a plan to achieve compliance with both the current and future NASDAQ listing requirements.

Item 6.	Exhibits and Reports on Form 8 - K

        (a)     None
        (b)     There have been no reports filed
                on form 8 - K for the quarter ended
                October 31, 1997

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



 December 12, 1997