Form 10-Q
period 1998-01-31
VERTEX INDUSTRIES INC
filed 1998-03-17
CIK 779681

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       For quarter ended January 31, 1998

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

                         Yes     X         No  ______


Common stock, par value $.005 per share: 5,135,107 shares outstanding as of March 16, 1998.

                   VERTEX INDUSTRIES, INC. AND SUBSIDIARY

                                 FORM 10-Q

                              January 31, 1998

                                 I N D E X


                                                        PAGE

Part I.  Financial Information

         Item 1.  Financial Statements
         Consolidated Balance Sheets-
         January 31, 1998 and July 31, 1997 . . . . . . . . .3

         Consolidated Statements of Operations
         three and six months ended January 31, 1998
         and 1997 . . . . . . . . . . . . . . . . . . . . . .5

         Consolidated Statements of Changes in
         Stockholders' Equity - for the year ended
         July 31, 1997 and six months ended
         January 31, 1998. . . . . . . . . . . . . . . . . . 6

         Consolidated Statements of
         Cash Flows - six months
         ended January 31, 1998 and 1997 . . . . . . . . . . 7

         Notes to Consolidated Financial Statements. . . . . 8

         Item 2.  Management's Discussion and Analysis
         of Consolidated Financial Condition and
         Results of Operations . . . . . . . . . . . . . . .10

Part II - Other Information

          Item 4. Submission of Matters to Vote
            of Security Holders . . . . . . . . . . . . . . 14

          Item 5.  Other Information. . . . . . . . . . . . 15

          Item 6. Exhibits and Reports on form 8 - K. . . . 16

          Signatures. . . . . . . . . . . . . . . . . . . . 17

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                 January 31, 1998        July 31, 1997
                                                    (Unaudited)
CURRENT ASSETS:
     Cash and Cash Equivalents                        $488,597             $608,553
     Accounts Receivable, Less Allowance
        for Doubtful Accounts of
        $75,985 at January 31, 1998 and
        July 31, 1997                                  623,416              450,266
	Notes and other receivables                     79,901               95,451
     Inventories                                       474,987              582,609
     Prepaid Expenses and
       other current assets                             20,535               32,861
                                                     ----------           ---------
         Total Current Assets                        1,687,436            1,769,740
                                                     ----------           ---------
PROPERTY, EQUIPMENT,
                AND CAPITAL LEASES:
     Property and Equipment                          1,773,904            1,753,395
     Capital Leases                                    141,757              141,757
                                                     ---------            ---------
        Total Property, Equipment and
            Capital Leases                           1,915,661            1,895,152
     Less:    Accumulated Depreciation and
                 Amortization                       (1,605,730)          (1,545,071)
                                                    -----------          -----------
    Net Property, Equipment
      and Capital Leases                               309,931              350,081
                                                    -----------          -----------
OTHER ASSETS:
     Cost in Excess of Net Assets
        of Companies Acquired, Net of
        accumulated amortization of
        375,085 at January 31, 1998 and
        $350,395 at July 31, 1997                       38,802               63,492
     Deferred tax asset                                195,000              195,000
     Other Assets                                       55,380               55,142
                                                    ----------           ----------
         Total Other Assets                            289,182              313,634
                                                    ----------           ----------
     Total Assets                                   $2,286,549           $2,433,455
                                                    ==========           ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                                January 31, 1998           July 31, 1997
                                                   (Unaudited)
CURRENT LIABILITIES:
     Long-Term debt, current portion                    $1,167                   $2,567
     Current portion of obligations
         under capital leases                            6,905                   14,516
     Accounts payable                                  177,689                  129,622
     Accrued Expenses and Other Liabilities            204,306                  170,643
     Deferred Revenue                                  333,403                  267,630
                                                    -----------               -----------
          Total Current Liabilities                    723,470                  584,978
                                                    -----------               -----------
LONG-TERM LIABILITIES:
     Obligations Under Capital Leases,
     Net of Current Portion                             14,304                   17,065
                                                    -----------               -----------
          Total Long-Term Liabilities                   14,304                   17,065
                                                    -----------               -----------
          Total Liabilities                            737,774                  602,043
                                                    -----------               -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred Stock, par value $.01
     per share 2,000,000 shares
          authorized; none issued
          and outstanding                                  --                        --
     Common Stock, par value $.005
          per share, authorized 20,000,000
          shares; issued 5,147,979 shares at
          January 31, 1998 and 5,137,979
          shares at July 31, 1997,
          respectively                                  25,740                   25,690

     Additional paid-in capital                      5,209,838                5,201,138
     Accumulated Deficit                            (3,636,234)              (3,344,847)
                                                    -----------              -----------
                                                     1,599,344                1,881,981
     Less:  Treasury stock, 12,872
          shares at cost                               (50,569)                 (50,569)
                                                    -----------              -----------
        Total Stockholders' Equity                   1,548,775                1,831,412
                                                    -----------              -----------
        Total Liabilities and
          Stockholders' Equity                      $2,286,549               $2,433,455
                                                    ===========             ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                                          Three Months Ended Jan. 31     Six Months Ended Jan. 31
                                              1998           1997             1998       1997
OPERATING REVENUES                          $885,212       $937,029      $1,538,205   $1,942,043

COST OF SALES                                449,540        403,705         843,434      902,453
                                           ---------      ---------       ---------    ---------
GROSS PROFIT                                 435,672        533,324         694,771    1,039,590
                                           ---------      ---------       ---------    ---------
OPERATING EXPENSES:
          Selling and Administrative         365,042        349,414         775,074      650,035
          Research and Development           100,564        107,430         222,927      219,284
                                           ----------     ---------       ----------     -------
     Total Operating Expenses                465,606        456,844         998,001      869,319
                                           ----------     ---------       ----------     -------

OPERATING INCOME (LOSS)                      (29,934)        76,480        (303,230)     170,271
                                           ----------     ---------       ----------     -------

OTHER INCOME AND (EXPENSES):
          Interest Income                      6,883           (392)         13,545       14,689
          Interest Expense                      (673)        (2,002)         (1,702)      (3,709)
          Other                                   --             --              --        3,068
                                           ----------     ---------       ----------      ------
          Net Other Income                     6,210         (2,394)         11,843       14,048
                                           ----------     ---------       ----------      ------

     Income (Loss) Before Income Taxes       (23,724)        74,086        (291,387)     184,319
                                           ----------     ---------       ----------    --------

     Income Tax Provision                        --          29,600             --        73,700
                                           ----------     ---------       ----------    --------

Net Income (loss)                           ($23,724)       $44,486       ($291,387)    $110,619
                                           ==========     ==========      ==========    ========
Net Income (loss) per share of
Common Stock                                    $.00           $.01           ($.06)        $.02
                                           ==========     ==========      ==========    ========
Weighted Average Number of
Shares Outstanding                         5,134,618      5,349,500       5,131,384    5,402,086
                                           ==========     ==========      =========    =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                     VERTEX INDUSTRIES, INC. AND SUBSIDIARY
			        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    Common Stock         Additional
                                  $.005 Par Value         Paid-In     Accumulated    Treasury
Year ended July 31, 1997        Shares        Amount       Capital       Deficit        Stock       Total
Balance at July 31, 1996       5,108,979     $25,545     $5,182,188   ($2,871,787)    ($50,659)   $2,285,377

Exercise of Stock Options         24,000         120         14,600            --           --        14,720

Issuance of stock in
consideration of services          5,000          25          4,350            --           --         4,375

Net loss for the year
ended July 31, 1997                   --          --             --      (473,060)          --      (473,060)
                               ----------   ---------    -----------  ------------    ---------   -----------

Balance at July 31, 1997       5,137,979     $25,690     $5,201,138   ($3,344,847)    ($50,569)   $1,831,412
                               ----------   ---------    -----------  ------------    ---------   -----------
Six months ended January
31, 1998 (Unaudited)
Issuance of stock in
considerration of services         10,000          50          8,700             --          --          8,750

Net loss for the six
months ended January 31, 1998         --          --             --       (291,387)         --       (291,387)
                               ---------     --------    -----------   ------------    ---------   -----------
Balance at January 31, 1998    5,147,979     $25,740     $5,209,838    ($3,636,234)    ($50,569)   $1,548,775
                               =========     ========    ===========   ============    =========   ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                    VERTEX INDUSTRIES, INC. AND SUBSIDIARY
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (UNAUDITED)
                                                                                    Six Months Ended
                                                                          January 31, 1998       January 31, 1997
Cash Flows from Operating Activities:
          Net Income (loss)                                                   ($291,387)              $110,619
               Adjustments to reconcile net income (loss) to net
               cash (used for) provided by operating activities:
                       Depreciation and amortization                             85,349                 89,151
                       Common stock issued for services                           8,750                    --
                       Deferred taxes                                                --                 73,700

               (Increase) or decrease in operating assets:
                       Accounts receivable, net                               (173,150)                73,025
                       Inventories                                              107,622                 68,219
                       Notes and other receivables                               15,550                (57,925)
                       Prepaid expenses and other
                       current assets                                            12,326                (57,512)

               Increase or (decrease) in operating
               liabilities:
                      Accounts payable                                           48,067                (21,626)
                      Deferred revenue                                           65,773                 (8,377)
                      Accrued expenses and other
                      liabilities                                                33,663                 42,036
                                                                               --------              ---------
          Net adjustments to reconcile net income (loss) to
          net cash (used for) provided by operating activities                  203,950                200,691
                                                                               --------              ---------
          Net cash (used for) provided by operating activities                  (87,437)               311,310
                                                                               --------              ---------
Cash Flows from Investing Activities:
          Additions to property and
          equipment                                                             (20,509)                (6,949)
          (Increase) decrease in other assets                                      (238)                  (210)
                                                                               ---------             ----------
          Net cash used for investing activities                                (20,747)                (7,159)
                                                                               ---------             ----------
Cash Flows from Financing Activities:
          Payment of long term debt                                              (1,400)                (1,400)
          Payment of capitalized lease obligations                              (10,372)               (16,241)
          Proceeds from issuance of common stock                                     -                   1,920
                                                                               ---------             ----------
          Net cash used for financing activities                                (11,772)               (15,721)
                                                                               ---------             ----------
Net (Decrease) Increase in Cash                                                (119,956)               288,430

Cash and Cash Equivalents at Beginning of Year                                  608,553                394,344
                                                                              ----------             -----------
Cash and Cash Equivalents at End of Period                                     $488,597               $682,774
                                                                              ==========             ===========

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

At July 31, 1997 the Company had net operating loss ("NOLs") carryforwards available to offset future taxable income of approximately $4.5 million and $3.6 million for Federal and state tax purposes, respectively. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences. As of January 31, 1998, the Company had a deferred tax asset valuation allowance of approximately $1.9 million with a net deferred tax asset of approximately $195,000.

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

	     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which makes certain changes to the manner in which earnings per share is reported. The Company is required to adopt this standard for the year ending July 31, 1998. The adoption of this standard will require restatement of prior years' earnings per share. For the three and six months ended January 31, 1998 SFAS No. 128 had no material impact on earnings per share.

ITEM 2.	Management's Discussion and Analysis of Consolidated Financial
Conditions and Results of Operations

Results of Operations

Three months ended January 31, 1998 compared with three months ended January 31, 1997.

Overview

The Company experienced a 6% decrease in operating revenues and recorded a net loss of $23,724 or $0 per share for the quarter ended January 31,1998, compared to net income of $44,486 or $.01 per share for the same period in 1997. The decrease in operating revenues is attributed to a decrease in demand for all of the Company's product lines except the barcode and the NetWeave product lines. The decrease in net income to a net loss is primarily due to an decrease in operating revenues in addition to an increase in operating expenses.

Net Income

Net income decreased $68,210 to a net loss of $23,724 for the quarter ended January 31, 1998 as compared to net income of $44,486 for the same period in 1997. The decrease in net income is primarily due to a decrease in operating revenues of approximately $51,817 or 6% in 1998 as compared to the same period in 1997. The decrease in net income is also attributed to an increase in operating expenses of approximately $8,762 or 2% in 1998 as compared to the same period in 1997.

Operating Revenues

Operating revenues decreased $51,817 or 6% to $885,212 for the quarter ended January 31, 1998, compared to $937,029 for the same period in 1997. The decrease in operating revenues is attributed to a decrease in demand for all of the Company's product lines of approximately
$452,000 except for the barcode and NetWeave product lines. The NetWeave and barcode product lines experienced an increase in demand of approximately $400,000.

Cost of Sales

	Cost of Sales increased to 50% of revenues for the three months ended January 31, 1998 as compared to 43% for the same period last year. The increase is primarily due to a change in the sales mix from higher margin products to lower margin products in addition to approximately $33,603 in royalties to NetWeave Corporation.

Operating Expenses

Operating expenses increased $8,762 or 2% to $465,606 for the quarter ended January 31, 1998, as compared to $456,844 for the same period in 1997. The increase is comprised of an increase of $15,628 or 5% in selling and administrative expenses and a decrease of $6,866 or 6% in research and development expenses.

	The increase in selling and administrative expenses is primarily due to operating costs associated with the NetWeave License Agreement. In effort to reduce operating expenses the Company closed the NetWeave office located in Philadelphia, Pennsylvania on December 31, 1997 and consolidated the NetWeave Licensing Agreement operation into it's Clifton, New Jersey office. The Company expects a cost savings of approximately $30,000 per month with the above office consolidation.

Net Other Income (Expense)

Net other income (expense) increased to income of $6,210 for the quarter ended January 31, 1998 compared to an expense of $2,394 for the same period in 1997. The increase is primarily due to interest income earned on the company's money market account for the quarter ended January 31, 1998.


Six Month Ended January 31, 1998 compared with six months ended January
31, 1997.

Overview

The Company's operating revenues decreased $403,838 to $1,538,205 for the six months ended January 31, 1998 as compared to operating revenues of $1,942,043 for the same period in 1997. The decrease in operating revenues is due to a decrease in demand for all of the Company's products. The NetWeave product line generated operating revenues of approximately $516,000 for the six months January 31, 1998. The Company recorded a net loss of $291,387 or $.06 per share for the six months ended January 31, 1998 as compared to net income of $110,619 or $.02 per share for the same period in 1997. The decrease in net income is attributed to a decrease in operating revenues coupled with an increase in operating expenses for the six months ended January 31, 1998 as compared to the same period in 1997.

Net Income

	The Company recorded a net loss of $291,387 or $.06 per share for the six months ended January 31, 1998, compared to net income of $110,619 or $.02 per share for the same period in 1997. The decrease in net income to a net loss is primarily attributed to a decrease in operating revenue of approximately $404,000 and an increase in operating expenses of approximately $129,000 for the six months ended January 31, 1998 as compared to the same period in 1997.

Operating Revenues

Operating revenues decreased $403,838 to $1,538,205 for the six months ended January 31, 1998 compared to $1,942,043 in the same period last year. The decrease is due to a decrease in demand for all of the Companies products except the NetWeave product line. The Company expects to receive a large order from a major telecommunications provider within the next three to four months.

Cost of Sales

Cost of Sales increased to 55% of revenues for the six months ended January 31, 1998, compared to 46% for the same period in 1997. The increase in cost of sales is attributed to a change in the sales mix from higher margin products to lower margin products in addition to $43,603 in royalties to NetWeave Corporation.

Operating Expenses

Operating expenses increased 15% or $128,682 to $998,001 for the six months ended January 31, 1998 compared to $869,319 for the same period in 1997. The increase is comprised of an increase of $125,039 or 19% in selling and administrative expenses. The increase in selling and administrative expense is primarily due to operating costs associated with the NetWeave license agreement and the hiring of a warehouse management systems salesman.

Net Other Income (Expenses)

Net other income decreased $2,205 to $11,843 for the six months ended January 31, 1998, compared to net other income of $14,048 for the same period in 1997. The decrease is primarily due to an decrease in other income from 1998 to 1997.


Liquidity and Capital Resources

At January 31, 1998 the Company had $448,597 in cash and cash equivalents compared to $608,553 at July 31, 1997. Working Capital and the current ratio were $963,966 and 2.33 to 1 at January 31, 1998 versus

$1,184,762 and 3.03 to 1 at July 31, 1997. Net cash used for operating activities was $87,437 for the first six months of fiscal 1998.

Capital expenditures were approximately $20,509 and $6,900 for the six month periods ended January 31,1998 and 1997, respectively.

The Company believes that cash and working capital are at sufficient levels to support the short term needs of the Company. The Company is seeking additional financing to deal with the long term financing needs of the Company.

                 VERTEX INDUSTRIES, INC. AND SUBSIDIARY

Part II - Other Information

Item 1.	Legal Proceedings

	On or about January 5, 1998, the Company was named as a Respondent, along with Sombers Associates, Inc., The Sombers Group, Inc., NetWeave Corporation and Wilbur Highleyman, in a monetary claim brought by Channel Group, Inc., a marketing and sales company, commenced before the American Arbitration Association, for services Channel allegedly provided to the Sombers Group, Inc.

	Although the Company vehemently denies the allegations of the claim, and intends to strongly oppose the claim, as well as seek punitive damages for unwarranted and unfounded claims against the Company, there can be no assurance that the Company will be successful in this regard. Should Vertex be found liable for the claim, it could have a substantial negative impact on the Company's operations.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held an Annual Meeting of Stockholders on January
21, 1998.

(b)	The names of each Director elected at the Annual Meeting are as follows:

                             James Q. Maloy
                             Ronald C. Byer
                             Irwin Dorros
                             Wilbur Highleyman
                             George Powch

The above directors were elected for a one year term.

                           FOR             AGAINST      ABSTAIN

James Q. Maloy          4,616,628           4,943        50,090

Ronald C. Byer          4,616,628           4,943        50,090

Wilbur Highleyman       4,616,628           4,943        50,090

George Powch            4,616,728           4,483        50,090

Irwin Dorros            4,616,728           4,843        50,090

(c)	A brief description of each other matter voted upon at the
Annual Meeting and the number of affirmative votes and the number of negative votes cast with respect to each such matter follows. Each such matter was approved.

	(i)	The ratification of Arthur Andersen LLP as the Company's
Independent Public Accountants for the fiscal year ending July
31, 1998:

              For         Against         Abstain
          4,632,585       24,070          15,006

	(ii)	To amend the Company's Incentive Stock Option Plan to
increase the number of shares of Common Stock available under the plan from 1,500,000 shares to 2,000,000 shares

              For         Against         Abstain
          2,192,076       117,954         20,295

Item 5.	Other Information

a) On October 30, 1997 the Company was notified by NASDAQ that the Company was not in compliance with the current NASDAQ listing requirements. The Company had until January 30, 1998 to cure the deficiency or to request a hearing. Otherwise the Company would be de-listed effective with the close of business on January 30, 1998, in which case it was probable that the Company would trade in the Over-the-counter Bulletin Board Market.

The Company has requested a hearing which is scheduled for, on or about March 19, 1998.

b) On March 3, 1998, the Company entered into a Merger and Reorganization Agreement (the "Agreement)" with Mortgage Plus Equity and Loan Corp. ("Mortgage Plus"), a corporation organized and existing under the laws of the State of New York, Computer Transceiver Systems, Inc. (OTCBB:
"CPTT"), the Company's inactive publicly traded subsidiary, organized and existing under the laws of the State of New York and CTS-Subsidiary, Inc., a corporation which is a wholly-owned subsidiary of CPTT, organized and existing under the laws of the State of New York.

The Agreement provides pre-merger CPTT shareholders with 4% of post merger CPTT, of which the Company shall own 2.7%. The Company anticipates recording an unrealized gain on marketable securities in connection with above transaction.

Pursuant to the Agreement, Mortgage Plus and CTS-Subsidiary, Inc.
executed, delivered and filed with the office of the New York Secretary of State, a certificate of merger, merging CTS-Subsidiary with and into Mortgage Plus, with the latter being the surviving corporation, and CPTT being it's parent corporation.

Prior to the transaction, the CPTT Board of Directors ( "Board") was comprised of the following four members: Thomas J. Tully, James Q. Maloy, Allen G. Jacobson and Ronald C. Byer. Simultaneously with the transaction, the Board, through the Unanimous Written Consent of The Board of Directors, immediately filled three vacancies then existing by electing Steven M. Latessa, Carey Wolen and John T. Blasi, respectively, to the Board. Immediately thereafter, the Board accepted the resignations tendered by Thomas J. Tully, James Q. Maloy, Allen G. Jacobson and Ronald C. Byer from their positions as directors and officers of CPTT through the Unanimous Written Consent of the Board of Directors. Each of the three newly named directors will remain as director of CPTT until his successor is duly elected and qualified.

Mortgage Plus has its corporate offices in Syosset, New York and its Home Equity Services Division in Fairfield, N.J., with retail branches in sixteen states plus the Commonwealth of Puerto Rico. Mortgage Plus provides conventional, government and non-conforming financing for residential home mortgages.

Following the merger, CPTT intends to change its name to MPEL Holdings Corp. , trade under the bulletin board symbol "MPLS" and continue to operate as a full service retail mortgage banking company. CPTT `s new address will be 6851 Jericho Turnpike, Syosset, New York 11791, and its new telephone number will be (516) 365-2700.

Item 6.	Exhibits and Reports on Form 8 - K

(a)	None
(b) There have been no reports filed on form 8 - K for the quarter ended January 31, 1998

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



 March 16, 1998