Form 10-Q
period 1998-04-30
VERTEX INDUSTRIES INC
filed 1998-06-15
CIK 779681

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                For quarter ended April 30, 1998

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

                  Yes     X         No  ______


Common stock, par value $.005 per share: 5,137,979 shares outstanding as of June 15, 1998.

                     VERTEX INDUSTRIES, INC.

                            FORM 10-Q

                         April 30, 1998


                            I N D E X


                                                             PAGE

Part I.  Financial Information

         Item 1.  Financial Statements
         Balance Sheets
         April 30, 1998 and July 31, 1997 . . . . . . . . . . 3

         Statements of Operations
         three and nine months ended April 30, 1998
         and 1997. . . . . . . . . . . . . . . . . . . . . . .5

         Statements of Changes in
         Stockholders' Equity - for the year ended
         July 31, 1997 and nine months ended
         April 30, 1998. . . . . . . . . . . . . . . . . . . .6

         Statements of
         Cash Flows - nine months
         ended April 30, 1998 and 1997 . . . . . . . . . . . .7

         Notes to Financial Statements . . . . . . . . . . . .8

         Item 2.  Management's Discussion and Analysis
         of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . 10

Part II - Other Information

         Item 5. Other Information . . . . . . . . . . . . . 14

         Item 6. Exhibits and Reports on form 8 - K  . . . . 14

         Signatures. . . . . . . . . . . . . . . . . .. . . .15

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                           VERTEX INDUSTRIES, INC.
                                                BALANCE SHEETS
                                                     ASSETS
                                                April 30, 1998                 July 31, 1997
                                                --------------                 -------------
                                                  (Unaudited)
CURRENT ASSETS:
     Cash and Cash Equivalents                      $559,063                      $608,553
     Accounts Receivable, Less Allowance
        for Doubtful Accounts of
        $75,985 at January 31, 1998 and
        July 31, 1997                                519,561                       450,266
     Notes and other receivables, net                 72,501                        95,451
     Inventories                                     448,211                       582,609
     Marketable Securities                           678,754                            --
     Prepaid Expenses and
       other current assets                           19,918                        32,861
                                                  -----------                   -----------
         Total Current Assets                      2,298,008                     1,769,740
                                                  -----------                   -----------

PROPERTY, EQUIPMENT,
                AND CAPITAL LEASES:
     Property and Equipment                        1,790,221                     1,753,395
     Capital Leases                                  141,757                       141,757
                                                  -----------                   -----------
        Total Property, Equipment and
            Capital Leases                         1,931,978                     1,895,152
     Less:    Accumulated Depreciation and
                 Amortization                     (1,632,108)                   (1,545,071)
                                                  -----------                   -----------
    Net Property, Equipment
      and Capital Leases                             299,870                       350,081
                                                  -----------                   -----------
OTHER ASSETS:
     Cost in Excess of Net Assets
        of Companies Acquired, Net of
        accumulated amortization of
        $350,395 at July 31, 1997                         --                        63,492
     Deferred tax asset                              195,000                       195,000
     Other Assets                                     68,465                        55,142
                                                  ----------                    -----------

         Total Other Assets                          263,465                       313,634
                                                  ----------                    -----------

     Total Assets                                 $2,861,343                    $2,433,455
                                                  ==========                    ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                  VERTEX INDUSTRIES, INC.
                                     BALANCE SHEETS
                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                                April 30, 1998        July 31, 1997
                                                  (Unaudited)
CURRENT LIABILITIES:
     Long-Term debt, current portion                    $467               $2,567
     Current portion of obligations
         under capital leases                          5,494               14,516
     Accounts Payable                                145,710              129,622
     Accrued Expenses and Other Liabilities          249,395              170,643
     Deferred Revenue                                243,492              267,630
                                                  -----------          -----------
          Total Current Liabilities                  644,558              584,978
                                                  -----------          -----------
LONG-TERM LIABILITIES:
     Obligations Under Capital Leases,
     Net of Current Portion                           12,876               17,065
                                                  -----------          -----------
          Total Long-Term Liabilities                 12,876               17,065
                                                  -----------          -----------
          Total Liabilities                          657,434              602,043
                                                  -----------          -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred Stock, par value $.01
     per share 2,000,000 shares
          authorized; none issued
          and outstanding                                 --                   --
     Common Stock, par value $.005
          per share, authorized 20,000,000
          shares; issued 5,147,979 shares at
          January 31, 1998 and 5,137,979
          shares at July 31, 1997,
          respectively                                25,740               25,690

     Additional paid-in capital                    5,209,838            5,201,138
     Accumulated Deficit                          (3,641,813)          (3,344,847)
     Unrealized gain on Marketable Securities        655,313                   --
                                                  -----------          ------------
                                                   2,249,078            1,881,981
     Less:  Treasury stock, 10,000 shares at
     April 30, 1998 and 12,872 shares at July
     31, 1997, shares at cost, respectively          (45,169)             (50,569)
        Total Stockholders' Equity                 2,203,909            1,831,412
                                                  -----------          -----------
        Total Liabilities and
          Stockholders' Equity                    $2,861,343           $2,433,455
                                                  ==========           ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                 VERTEX INDUSTRIES, INC.
                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)
                                            Three Months Ended April 30     Nine Months Ended April 30
                                            ---------------------------     --------------------------
                                               1998            1997            1998            1997
OPERATING REVENUES                           $953,741        $681,622       $2,491,946     $2,623,665

COST OF SALES                                 475,097         367,335        1,318,531      1,269,788
                                            ----------      ----------       ---------      ---------
GROSS PROFIT                                  478,644         314,287        1,173,415      1,353,877
                                            ----------      ----------       ---------      ---------
OPERATING EXPENSES:
          Selling and Administrative          370,304         355,466        1,145,378      1,005,501
          Research and Development            118,752         135,173          341,679        354,457
                                            ----------      ----------       ---------      ---------
     Total Operating Expenses                 489,056         490,639        1,487,057      1,359,958
                                            ----------      ----------       ----------     ----------
OPERATING (LOSS)                              (10,412)       (176,352)        (313,642)        (6,081)
                                            ----------      ----------       ----------     ----------

OTHER INCOME AND (EXPENSES):
          Interest Income                       5,423          12,704           18,968         27,393
          Interest Expense                       (590)         (4,537)          (2,292)        (8,246)
          Other                                    --              --               --          3,068
                                            ----------      ----------       ----------     ---------
          Net Other Income                      4,833           8,167           16,676         22,215
                                            ----------      ----------       ----------     ---------
     Income (Loss) Before Income Taxes         (5,579)       (168,185)        (296,966)        16,134
                                            ----------      ----------       ----------     ---------
     Income Tax Provision                          --         (67,200)              --          6,500
                                            ----------      ----------       ----------     ---------
Net Income (loss)                             ($5,579)      ($100,985)       ($296,966)        $9,634
                                            ==========      ==========       ==========     =========
Net Income (loss) per share of
Common Stock                                     $.00           ($.02)           ($.06)          $.00
                                            ==========      ==========       ==========     =========
Weighted Average Number of
Shares Outstanding                          5,135,107       5,253,509        5,132,598      5,250,035
                                            ==========      ==========       ==========     =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                      VERTEX INDUSTRIES, INC.
                        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                    Common Stock         Additional                   Unrealized Gain
                                   $.005 Par Value         Paid-In     Accumulated     on Marketable    Treasury
Year ended July 31, 1997        Shares        Amount       Capital       Deficit         Securities      Stock         Total
------------------------        ------        ------     ----------    ------------   ---------------   --------       -----
Balance at July 31, 1996      5,108,979       $25,545    $5,182,188    ($2,871,787)   $        --       ($50,659)   $2,285,377

Exercise of Stock Options        24,000           120        14,600             --             --             --        14,720

Issuance of stock in
consideration of services         5,000            25         4,350             --             --             --         4,375

Net loss for the year
ended July 31, 1997                  --            --            --       (473,060)            --             --      (473,060)
                              ---------       -------    ----------    ------------   ------------      ---------   ----------
Balance at July 31, 1997      5,137,979       $25,690    $5,201,138    ($3,344,847)   $        --       ($50,569)   $1,831,412
                              ---------       -------    ----------    ------------   ------------      ---------   ----------


Nine months ended April 30,
1998 (Unaudited)

Issuance of stock in
consideration of services        10,000            50         8,700             --              --            --         8,750
Unrealized gain on
    Marketable Securities            --            --            --             --         655,313            --       655,313

Decrease in Treasury Stock           --            --            --             --              --         5,400         5,400

Net loss for the nine
months ended April 30, 1998          --            --            --       (296,966)             --            --      (296,966)
                              ---------       -------    ----------    ------------       --------      ---------   ----------
Balance at April 30, 1998     5,147,979       $25,740    $5,209,838    ($3,641,813)       $655,313      ($45,169)   $2,203,909
                              =========       =======    ==========    ============       ========      =========   ==========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                           VERTEX INDUSTRIES, INC.
                                           STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                                                                        Nine Months Ended
                                                                          April 30, 1998                 April 30, 1997
Cash Flows from Operating Activities:
          Net Income (loss)                                                 ($296,966)                        $9,634
                                                                          ------------                   ------------
            Adjustments to reconcile net income (loss) to net
               cash provided by operating activities:
                       Depreciation and amortization                          119,956                        138,495
                       Common stock issued for services                         8,750                             --
                       Decrease in Treasury Stock                               5,400                             --
                       Deferred taxes                                             --                           6,500
                       Unrealized Gain on Marketable Securities               655,313                             --
               (Increase) or decrease in operating assets:
                       Accounts receivable, net                               (69,295)                        71,758
                       Inventories                                            134,398                         36,770
                       Notes and other receivables                             22,950                         (6,536)
                       Marketable Securities                                  648,182                             --
                       Prepaid expenses and other
                       current assets                                          12,943                        (49,750)
               Increase or (decrease) in operating
               liabilities:
                      Accounts payable                                         16,088                        (42,901)
                      Deferred revenue                                        (24,138)                        87,459
                      Accrued expenses and other
                      liabilities                                              78,752                         29,442
                                                                          ------------                   ------------
          Net adjustments to reconcile net income (loss) to
          net cash provided by operating activities                           312,935                        271,237
                                                                          ------------                   ------------
          Net cash provided by operating activities                            15,969                        280,871
                                                                          ------------                   ------------
Cash Flows from Investing Activities:
          Additions to property and equipment                                 (36,826)                       (17,756)
          (Increase) decrease in other assets                                 (13,323)                           542
                                                                          -------------                  -------------

          Net cash used for investing activities                              (50,149)                       (17,214)
                                                                          -------------                  -------------
Cash Flows from Financing Activities:
          Payment of long term debt                                            (2,100)                        (2,100)
          Payment of capitalized lease obligations                            (13,210)                       (25,119)
          Proceeds from issuance of common stock                                   --                          9,420
                                                                          -------------                  -------------
         Net cash used for financing activities                               (15,310)                       (17,799)
                                                                          -------------                  -------------
Net (Decrease) Increase in Cash                                               (49,490)                       245,858
Cash and Cash Equivalents at Beginning of Year                                608,553                        394,344
                                                                          -------------                  -------------
Cash and Cash Equivalents at End of Period                                   $559,063                       $640,202
                                                                          =============                  =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                     VERTEX INDUSTRIES, INC.
                  NOTES TO FINANCIAL STATEMENTS

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

2.   Income Taxes

     At July 31, 1997 the Company had net operating loss ("NOLs") carryforwards available to offset future taxable income of approximately $4.5 million and $3.6 million for Federal and state tax purposes, respectively. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences. As of April 30, 1998, the Company had a deferred tax asset valuation allowance of approximately $1.9 million with a net deferred tax asset of approximately $195,000.

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

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128), "Earnings per Share" which makes certain changes to the manner in which earnings per share is reported. The Company is required to adopt this standard for the year ending July 31, 1998. The adoption of this standard will require restatement of prior years' earnings per share. For the three and nine months ended April 30, 1998 SFAS No. 128 had no material impact on earnings per share.

4.   Merger of Subsidiary with MPEL Holding Corporation

      On March 4, 1998 the Company entered into an agreement with MPEL Holdings Corp., parent company of Mortgage Plus Equity and Loan Corp, a mortgage banking company whereby MPEL Holdings Corp. merged with Vertex's inactive subsidiary, Computer Transceiver Systems, Inc. (OTCBB:CPTT). The agreement provided pre-merger CPTT shareholders with 4% of the merged company, of which Vertex owns approximately 2.7%. The merged company is traded Over the Counter Bulletin Board under the symbol MPEH. The Company currently owns 226,251 shares of MPEH. In accordance with Financial Accounting Standards Boards Statement of Financial Accounting Standards No. 115 ("SFAS 115) the Company is classifying the MPEH shares as securities held for sale and accordingly has recognized an unrealized gain of $655,313 as of April 30, 1998.

ITEM  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations

Three months ended April 30, 1998 compared with three months ended April 30, 1997.

Overview

     The Company experienced a 40% increase in operating revenues and recorded a net loss of $5,579 for the quarter ended April 30, 1998, compared to a net loss of $100,985 for the same period in 1997. The increase in operating revenues is primarily due to operating revenues of $288,000 from the NetWeave licensing agreement and an increase in demand for the software product line of approximately $80,000 for the quarter ended April 30,1998 as compared to the same period in 1997. As previously announced the Company has been awarded a $4.1 million contract. This contract will significantly impact fiscal 1999. The Company continues to focus on its middleware and e-commerce technologies and expects increased revenues in these areas in the future.

Net Loss

      The Company recorded a net loss of $5,579 for the quarter ended April 30, 1998 as compared to a net loss of $100,985 for the same period in 1997. The decrease in the net loss is due to an increase in operating revenues of 40% in 1998 compared to 1997.

Operating Revenues

     Operating revenues increased $272,119 or 40% to $953,741 for the quarter ended April 30, 1998, compared to $681,622 for the same period in 1997. The increase in operating revenues is primarily attributed to the NetWeave licensing agreement which generated approximately $288,000 in operating revenues for the quarter ended April 30, 1998 as compared to $50,000 for the same period in 1997. The Company expects operating revenue to increase in future quarters due to its recently announced $4.1 million contract in addition to its middleware and e-commerce technologies.

Cost of Sales

     Cost of Sales decreased to 50% of revenues in the third quarter of 1998 compared to 54% for the same period in 1997. The decrease is primarily due to a change in the sales mix in which sales of the higher margin products (software and NetWeave products) increased whereas sales of lower margin products decreased.

Operating Expenses

     Operating  expenses  decreased $1,583 to  $489,056  for  the quarter ended April 30, 1998, as compared to $490,639 for the same period in 1997. The decrease is primarily due to the closing of the Company's Philadelphia, Pennsylvania office in December, 1997. In addition to a decrease in Research and Development expenses. As Operating Revenue increases the Company anticipates that operating expenses will also increase.


Net Other Income

     Net other income decreased $3,334 to $4,833 for the quarter ended April 30, 1998 compared to $8,167 for the same period in
1997. The decrease is due to decrease in interest income of $7,281 coupled with a decrease in interest expense of $3,947 for 1998 as compared to 1997. The decrease in interest income is due to a decrease in the amount of funds available for the Company's money market account.
                               11

Nine  months ended April 30, 1998 compared with nine months ended
April 30, 1996.

Overview

     The Company's operating revenues decreased approximately 5% and the Company recorded a net loss of $296,966 for the nine months ended April 30, 1998 as compared to net income of $9,634 for the same period in 1997. The decrease in operating revenues is primarily due to a decrease in demand for all of the Company's product lines except for the Netweave product line. The NetWeave licensing agreement had operating revenues of approximately $804,000 for the nine months ended April 30, 1998 as compared to $50,214 for the same period in 1997. In 1998 the Company had nine months of operating revenue from the Netweave licensing agreement as compared to two months in 1997.

Net Income (Loss)

      The Company had a net loss of $296,966 for the nine months ended April 30, 1998 compared to net income of $9,634 for the same period in 1997. The net loss is attributed to a decrease in operating revenues of approximately $132,000 an increase in operating expenses of approximately $127,000 and a decrease in gross margin of approximately $180,000 for the nine months ended April 30, 1998 as compared to the same period in 1997.

Operating Revenues

     Operating revenues decreased 5% to $2,491,946 for the nine months ended April 30, 1998 compared to $2,623,665 for the same period last year. The decrease is due to a decrease in demand for all of the Company's products except for the Netweave product. The NetWeave licensing agreement generated operating revenues of approximately $804,000 for the nine months ended April 30, 1998 as compared to $50,000 for the same period last year.

Cost of Sales

     Cost of Sales increased to 53% of revenues for the nine months ended April 30, 1998, compared to 48% for the same period in 1997. The increase is due to a shift in the sales mix from the higher margin products to the lower margin products. In addition to costs associated with the Netweave licensing Agreement. Cost of Sales for the Netweave licensing agreement should continue to decrease due to the closing of the Company's Philadelphia, Pennsylvania office in December 1997.

Operating Expenses

     Operating expenses increased 9% or $127,099 to $1,487,057 for the nine months ended April 30, 1998 compared to $1,359,958 for the same period in 1997. The increase is comprised of an increase of $139,877 or 14% in selling and administrative expenses which is due to additional sales personnel and expenses from the NetWeave Licensing Agreement of approximately $19,000. Research and development expenses decreased $12,778 or 4% for the nine months ended April 30, 1998 as compared to the same period in 1997.

Net Other Income

     Net other income decreased $5,539 to $16,676 for the nine months ended April 30, 1998, compared to net other income of $22,215 for the same period in 1997. The decrease is primarily due to a decrease in the interest income of $8,425 in 1998 as compared to 1997.


Liquidity and Capital Resources

     At April 30, 1998 the Company had $559,063 in cash compared to $608,553 at July 31, 1997. Working Capital and the current ratio were $1,653,450 and 3.56 to 1 at April 30, 1998 versus $1,184,762 and 3.03 to 1 at July 31, 1997. Net cash provided by operating activities was $15,969 for the first nine months of 1998.

     Capital expenditures were approximately $36,826 and $17,756 for the nine month periods ended April 30, 1998 and 1997, respectively.


      The Company requires additional financing to meet the short and long term needs of the Company and is currently seeking a working capital line of credit and has approached several lenders and expects to have a line of credit in place within the near future.

                     Vertex Industries, Inc.


Part II - Other Information



Item 6.   Exhibits and Reports on Form 8 - K

          (a)  None
          (b) The Company filed a report on form 8-K on March 6, 1998 regarding a change in the Company's Independent Public Accountants from Arthur Andersen, LLP to Sax, Macy, Fromm & Co. P.C.

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

 June 15, 1998