Form 10-K
period 1998-07-31
VERTEX INDUSTRIES INC
filed 1998-10-29
CIK 779681

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended July 31, 1998
                       Commission file number 0-15066

                         VERTEX INDUSTRIES, INC.
           (Exact name of Company as specified in its charter)

              New Jersey                        22-2050350
      (State of incorporation)    (I.R.S. Employer Identification No.)

                    23 Carol Street                        07014
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

                        YES    X       NO  _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.______

As of October 26, 1998 the aggregate market value of the voting stock held by non-affiliates of the Company was $ 3,444,349 (based upon the closing price of the common stock as reported on the over-the-counter market as of October 23, 1998).

As of October 26, 1998 the Company had 5,146,979 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Exhibits to Company's Registration Statement on Form S-18 (No. 33-897-NY) filed under the Securities Act of 1933, as amended and effective June 2, 1986, its Registration Statement on Form 8-A filed under the Securities Act of 1934 as amended, its Annual Reports on Form 10-K filed on or about October 31, 1986 through October 29, 1997 and Current Reports filed on Form 8-K dated January 14, 1987, July 22, 1987, April 11, 1996, and March 6, 1998, and Registration Statements on Form S-8 filed on November 2, 1992, March 1, 1993, March 24, 1993, April 27, 1993,
October 2, 1993, October 22, 1993, February 25, 1994, September 23, 1994, January 23, 1997, July 8, 1997 and July 10, 1998. S-4
filed on July 20, 1994, and 10KA filed on June 14, 1996.
                              -2-

                             PART I

Item 1.  Business

General

          Vertex Industries, Inc. ("Vertex" or "the Company") produces and sells systems, having both software and hardware components, that are utilized in the collection and processing of data, the identification of goods, services and individuals, solutions for the automation of warehouse operations and the integration of disparate computing systems and applications. The primary technologies related to these systems involve computers as well as data collection devices and computer software development involving various applications programs and computer operating systems. The devices may be wired directly to the host computer or transmit the data via Radio Frequency technology. Such devices generally read pre-set encoded information and transmit it to a computer for processing by existing or new applications programs. The software packages, may be developed by Vertex or purchased from a third party and resold by Vertex as part of the solution. The Company also manufactures and markets precision weighing equipment and weights.

          The  Company's  systems and devices are  used  for  the
automatic sorting and tracking of inventory, routing and instructions for personnel as well as the collection of data in factories, warehouses, hospitals and other commercial establishments on a real time basis. Many of Vertex's solutions for its current warehouse customers involve the picking and packing of orders for customers with specific label compliance and EDI requirements and the receiving, put-away of goods being received from outside suppliers. The software products supplied by The Company which allow dissimilar computers and application programs to interact is generally referred to as middleware. These products are generally sold in the banking, financial services and manufacturing industries.

          The Company's business focus has undergone a transformation from primarily producing hardware devices to developing sophisticated, software products and systems designed for data collection and computer networking and communication along with software resold from third parties. These systems may also contain hardware devices manufactured by third parties which Vertex resells as part of the solution for the customer. In the software area, Vertex has developed and enhanced its BridgeNet Data Collection Management System ("BridgeNet") and is developing other related software. BridgeNet performs real time data collection and transaction processing involving simple to complex systems and interfaces with a wide variety of dissimilar equipment. An application program development package for unskilled programmers is part of the system. BridgeNet can be used with other manufacturer's hardware as well as with Vertex's own devices. The Company continues to increase the different types of computers on which BridgeNet can reside.

          The Company has produced and sold a semi-automated coin collection system for pay public telephones that utilizes BridgeNet as its operating software. This system enables automatic communication and processing of data concerning collectors' routes, scheduling and individual telephones. It usually makes the collection process more efficient and productive and reduces manual record keeping and administration. In prior periods, The Company has sold coin-collection systems to Bell Atlantic for the states of New Jersey, Pennsylvania, Delaware, Maryland and West Virginia and to Ameritech for the states of Ohio, Illinois, Michigan, Wisconsin and Indiana. In Fiscal Year 1998, Vertex competed with other vendors and received a $4.1 Million contract from the new Bell Atlantic, which now includes NYNEX, to supply an upgraded coin collection system for the states from Maine to Virginia. The new system not only handles the coin collection, but unlocks all phones with a single electronic key.

          Vertex has produced and marketed a student attendance and access control system for urban public schools. This system also employs BridgeNet and provides automatic identification of students and minimizes the entry of unauthorized persons in public schools for safety and other concerns. To date, the Company has sold numerous attendance/access control systems to the New York City and Chicago Public School Systems.

          Vertex has enhanced its software product offering with the addition of a product called NetWeave through a licensing agreement with the NetWeave Corporation. NetWeave is a software middleware product that allows disparate computing systems to interoperate with each other. NetWeave allows programmers to connect their applications which may be residing on separate major host systems, including those from IBM, Digital, Unisys, Tandem and large UNIX systems. Although there are competing products, NetWeave has a unique advantage in that it runs on some of the major legacy systems which are not covered by the competition such as Unisys and Tandem. In addition to its own marketplace, NetWeave brings added capability to BridgeNet. With the addition of NetWeave to the Vertex product offering, the customer now has the ability to bring data from the factory or warehouse directly to their legacy database.

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

          The Company subsequently purchased the assets of CTSI and assumed its liabilities, under the terms of an asset purchase agreement between the two companies. This transaction was approved by the requisite number of CTSI shareholders at a special shareholders meeting held on August 29, 1994. The transaction was closed on August 31, 1994. The agreement provided for (a) the purchase by Vertex of the primary assets of CTSI, including inter alia, patent rights, machinery, equipment, inventories, receivables, cash, bank deposits, books, records and goodwill and, (b) the assumption of all its liabilities. The base purchase price of $1,600,000 which, after adjustment for CTSI's cash, receivables and payables became $1,699,580, was offset against CTSI's indebtedness of $1,257,001 owed to Vertex, based upon an effective date of June 30, 1994. The difference of $442,579 was paid by the issuance of Vertex Common Stock. The
                                  -5-
value of the Vertex Common Stock as of June 30, 1994 (as calculated pursuant to the Asset Purchase Agreement) was $1.875 per share. Therefore, the Company issued 236,042 shares of its Common Stock to CTSI which were registered by an S-4 Registration Statement filed with the Securities and Exchange Commission effective July 28, 1994 (Registration No. 33-76378). The shares were distributed in an exchange offer to minority shareholders of CTSI with an expiration date of October 14, 1994 which was subsequently extended to November 14, 1994.

      On March 4, 1998 the Company entered into an agreement with MPEL Holdings Corp., parent company of Mortgage Plus Equity and Loan Corp., a mortgage banking company whereby MPEL Holdings
Corp. merged with Vertex's inactive subsidiary, Computer Transceiver Systems Inc. (OTCBB:CPTT). The agreement provided pre-merger CPTT shareholders with 4% of the merged company, of which Vertex owns approximately 2.7%. The merged company is traded Over the Counter Bulletin Board under the symbol MPEH. The Company currently owns 226,251 shares of MPEH.

Industry Background

           Automated Identification involves the utilization of specialized machines that automatically read predetermined and generally encoded information contained on various media and transmits it to computers for processing and storage. The Automated Identification industry encompasses a number of technologies. These include, among others, magnetic stripe, laser and smart cards, bar code, optical character and pattern recognition, and radio frequency identification. Vertex's operations cover only a portion of these technologies and relate to pattern recognition, magnetic stripe cards and bar code technologies.

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


Products

                        Bar Code Products

          Vertex distributes bar code scanners, printers and data collection terminals, both portable and fixed. These devices are manufactured by various companies with whom The Company has distribution or VAR agreements. Offered in many different models, these devices are used mainly in factories, warehouses and hospitals.

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

          The Company's Data Collection BridgeNet Transaction Processor has the capability of accepting simultaneous input from up to 32 terminals and allows such terminals to communicate with the host computer bi-directionally through a single host port. In systems applications, this device is used as a preprocessor to handle a large number of terminals in order to off-load the host in time critical applications.
                               -7-

                         Software Products

          The Company's software product, BridgeNet, performs data collection and transactional processing functions. It is a complete Data Collection Management System for real time data collection providing connectivity of dissimilar equipment and compatibility with most major networks. It includes a development system which allows the creation of application programs by persons not highly skilled as programmers.

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

          BridgeNet serves as the necessary software component in
several  of  Vertex's  hardware  systems,  including  its  school
attendance/access  control  and  its  public   telephone,   coin-
collection systems.

           On February 17, 1997, the Company entered into a license agreement with Netweave Corporation to develop, market, and support the NetWeave product worldwide. Vertex will pay NetWeave Corporation a royalty on the initial licenses sold and on the annual license fees paid by the customer for maintenance and support of the NetWeave product. Vertex assumed the responsibility of the existing customer base for ongoing support and new license sales.

           The NetWeave product lets companies integrate their otherwise incompatible IBM, Digital, Unisys, Tandem, UNIX, and PC systems into a seamless whole. The NetWeave product has been used as a means of managing information by customers such as The New York Stock Exchange, Amtrak, Credit Agricole(France), Generale Bank(Belgium) and The Hungarian National Railway. Since the signing of this license agreement, Vertex has added new customers such as Rabo Bank(Belgium) and the U. S. Navy.

     The synergy that exists between the NetWeave product and BridgeNet, provides Vertex with access to new customers with legacy systems and the need for direct data collection solutions without having to change computer platforms or databases. The NetWeave product has become the Company's primary offering in the new Middleware Technologies group.

           In December 1997, the Company entered into a Sales and Marketing agreement with E.D.G. Enterprises, Inc., under the terms of which Vertex will sell, install and maintain Trak-Star, Part-Store and Acu-Lite software products. These products are generally referred to as Warehouse Management Systems Products(WMS).

     Warehouse Management Systems fulfill the requirements of material storage and retrieval operations in today's Supply Chain management. The warehouse of today is the buffer between the manufacturer and/or importer and the retail outlet. In some cases, the operator of the warehouse is independent and operates what is known as a third party facility. In that case, companies contract out their warehouse operations to a single consolidation facility. The operator performs the warehouse functions of multiple companies on a contract basis under, all under one roof.

     Received goods are verified against purchase orders, bar coded put-away labels are printed, allocated to specific storage locations and reported back to the host system. Items can be tracked by date, lot and serial number and selected for inspection by many different criteria. Hand Held batch and Radio Frequency are utilized to direct picking of customer orders, replenishment of goods and cycle counting.

     Customer orders to be shipped are picked by portable terminal, printed or bar coded shipping documents are prepared, routing determined by customer requirements, and packed to pre-defined container sizes. The customer is then notified of the shipment by electronic Advanced Shipping Notice(ASN).

     Trak-Star   provides  several  options  for  host   computer
interfaces. Host interface transfers are available for most every mainframe, mini and/or PC network.

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

     To  date, Vertex has sold and installed one School System in
each of  60 New York City public high schools.    In addition, it
has sold and installed 6 School Systems to Chicago, Illinois.

     The company has made no significant sales of these systems in the past few years and does not foresee significant sales in the future.

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

          In 1991, the Company sold the Telephone Systems to Bell Atlantic for installation in the states of New Jersey, Pennsylvania, Delaware, Maryland, West Virginia and Virginia and to Ameritech for use in the states of Ohio, Michigan, Illinois, Wisconsin and Indiana.

          In Fiscal Year 1998, Vertex was successful in a competitive bid to replace the hardware, upgrade the system software and add new features to the system previously sold to Bell Atlantic. The resulting contract is valued at $4.1M and will be taken to revenue in Fiscal year 1999. Bell Atlantic has acquired NYNEX and now covers the states from Virginia to Maine. Vertex is discussing the sale of its Telephone System to other telephone companies.


                          Card Products

          Vertex has manufactured and sold many different models of magnetic stripe card readers, encoders (writers) and decoders. Recently, the Company has de-emphasized sales of new card devices. Presently, the only sales being made in this area is for repair of previously sold units and for spare parts. There have been no significant expenditures in either marketing or R&D for the card products in the fiscal year ending July 31, 1998.


             Precision Weighing Equipment and Weights

          The Company manufactures and/or sells mechanical precision weighing equipment, weight sets and accessories under the trade name of "Torbal". Operating on the torsion principle, these devices are utilized to weigh small amounts of materials from a minute fraction of a gram to 4,500 grams. The items weighed by this equipment include prescription drugs, medicine, powders, grain, dairy products, inks, gemstones, ball bearings and other materials.

          The Company produces and sells mainly pharmaceutical balances and weight sets. Vertex enjoys a good reputation in the pharmacy market. There have been no significant R&D or marketing expenditures for these products for the fiscal year ending July 31, 1998.

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

          During Fiscal Year 1998, the Company has de-emphasized the Label Generating product line. Competition in the bar code printing market place is such that it would be necessary for Vertex to make a significant investment in new product development. As the Company is now focused on software and system solutions, the only sales in the Label Generating System area will be in support of existing customers.

Product Prices and Revenues

          The  prices of the Company's products range as follows:
(a) Bar code products from $110 to $5,000; (b) Card products from $40 to $200(repairs and parts); (c) weighing equipment and weights from $50 to $1,200; (d) Label Generating Systems from $100 to $5600 and (e) Software Products pricing varies with the individual application.

          The following table sets forth the contribution to revenues of each of the Company's principal product lines during the periods indicated:

                         Year Ended July 31,
Product Lines (1)            1998             1997             1996
---------------------------------------------------------------------
Barcode Equipment          $412,883         $488,827         $756,039
Card Devices                $66,472          $49,806          $64,674
Weighing Equipment
and weights              $1,231,481       $1,291,054       $1,100,382
Label Generating
Systems                    $130,004         $688,195       $1,015,295
Software                   $753,202         $606,183         $848,090
Middleware                 $972,901         $104,533               $0

(1)        All  of the above product lines include revenues  from
repair    services.


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

          The Company also designs and develops its own software utilizing an in house development staff and outside contractors.
The outside software developers are utilized on an as needed basis and are experts in their particular field.

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


Marketing and Sales

          The Company sells its BridgeNet and WMS products through a direct sales force, distributors and value added resellers in the United States. In recent years, the Company has placed more emphasis on direct sales of systems utilizing its software to end users.

          The NetWeave product is sold through sales representatives and through direct channels in the United States. Vertex has a Master Distributor, SX Consultancy LTD., based in the UK which is responsible for sales of NetWeave in Europe, the Middle East and Asia. They in turn have distributors for the product in most of the countries in Europe and Australia and New Zealand.

          The Model 2400 Label Generating System has been marketed and sold directly to end users and through value added reseller channels. In recent years MedPlus, Inc. a company in Cincinnati, Ohio and Time-Med, a company in Burr Ridge, Illinois have been the primary distributors. Most of Label Generating System sales during the prior years were made to customers in the medical and healthcare fields, and over 50% were made to MedPlus. On June 5, 1997 Time-Med terminated its contract with the Company whereby the Company received $75,000 in cash and all of the label generating systems which Time-Med purchased from the Company as consideration for terminating the contract. The Company expects no further major sales of the Label Generating Systems.

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

Backlog

          As of July 31, 1998 the Company's backlog, was approximately $4,496,000 as compared with a backlog of approximately $704,000 as of July 31, 1997. The Company currently anticipates manufacturing and delivering substantially all of such total backlog during the current fiscal year, which ends July 31, 1999. Backlog figures generally include those orders that are in writing and executed by the customer and are for both products and services. On most orders, payment is due Within 30 days of shipment.

Research and Development

          The Company intends to continue its research and development activities mainly in the area of its BridgeNet and NetWeave software products and considers these efforts vital to its future business and prospect. It anticipates the continuation and expansion of such efforts primarily directed toward the improvement of existing products and the development of new products and applications in the Automatic Identification area and Electronic Commerce. For the fiscal years ended July 31, 1998 and 1997 the Company spent $460,781 and $496,862 respectively, for research and development.

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

Employees

          As of July 31, 1998 the Company had 25 full time employees, including its officers, of whom 7 were engaged in manufacturing, 12 in administration, 5 in engineering and research and development, and 1 in repair services. As of July 31, 1997, Vertex had a total of 32 full time employees.

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

Competition

          In all its products lines, Vertex faces competition from numerous foreign and domestic manufacturers of various sizes. In the Company's opinion, dominant companies with which it competes are Manhattan Associates, Kronos and Epic Data in data collection software, McHugh Freeman and Robocom Systems in Warehouse Management Systems, and Microsoft and IBM in middleware technologies. Many of its competitors have greater financial, technical and marketing resources than the Company. Competition in these areas is further complicated by possible shifts in market shares due to technological innovation, changes in product emphasis and applications and new entrants with greater capabilities or better prospects.

          In the Company's opinion, its weighing equipment and weights business is part of a maturing industry that offers little or no prospects for long-term growth and no significant competition. As a consequence, Vertex is placing greater emphasis and more of its resources on the development of its bar code and software products. For all its products, the Company generally competes on the basis of price, product performance and features.

Item 2.  Properties

          The Company leases from an unrelated third party a 40,000 square foot building in Clifton, New Jersey for its manufacturing facilities and executive offices. This lease runs from June 1, 1998 to May 31, 2003 at an annual rental of $164,340 for the first 3 years and $170,280 for the next two years.

           On May 4, 1998 the Company entered into a five year sublease with Thea and Shoen, Inc. Under the terms of the sublease the tenant is required to pay annual rent of $53,010 for the first three years and $54,720 for the last two year, plus a proportionate share of utilities. The tenant occupies approximately 17,000 square feet.

          The Company's facilities are considered adequate for present and expansion purposes.

Item 3:  Legal Proceedings

          On or about January 5, 1998, the Company was named as a Respondent, along with Sombers Associates, Inc., The Somers Group, Inc., NetWeave Corporation and Wilbur Highleyman, in a monetary claim brought by Channel Group, Inc., a marketing and sales company, commenced before the American Arbitration Association, for services Channel allegedly provided to the Sombers Group, Inc.

          The Company challenged its having been named as a party to the arbitration in the United States District Court.

           On  or  about  August  18, 1998  the  Court  dismissed
Channel's arbitration claim against Vertex. Channel has appealed the Court's decision.

           The Company is aware of the potential for claims against it and other companies for damages arising from products and services provided by the Company that were not Year 2000 ready. The Company continues to believe that any such claim against it would be without merit. See Management Discussion and Analysis, Year 2000.

Item 4:  Submission of Matters to a Vote of Security Holders

          The Company did submit matters involving the election of directors, approval of an increase in the number of shares in its qualified incentive stock option plan, and approval of its selection of certified independent accountants to a vote of security holders through the solicitation of proxies or otherwise during the second quarter of the fiscal year covered by this report.
                             -17-

                             PART II

Item 5:  Market for Company's Common Equity and Related
         Stockholder Matters

          The principal market for the Company's shares of Common
Stock, par value $.005 per share is the over-the-counter bulletin board market under the symbol VETX.

          The following table sets forth, for the periods shown, the high and low sale prices concerning such shares of Common
Stock:

                         High                            Low
1997

First Quarter            1  3/4                   1 1/16
Second Quarter           1  1/2                    15/16
Third Quarter            1  1/4                   1
Fourth Quarter           1  3/16                   11/16

1998

First Quarter            1  1/16                   11/16
Second Quarter           1                          3/8
Third Quarter              15/16                    1/2
Fourth Quarter           1  1/2                     5/8

 (1) The Company split its common stock on a 2 for 1 basis on April 19, 1993.

     The approximate number of holders of record of the Company's shares of Common Stock, par value $.005 per share as of September 30, 1998 was 252. This number includes numerous brokerage firms that hold such shares in street name. The Company estimates that there are more than 3,000 beneficial shareholders as of October 23, 1998 There were no holders of record of the Company's shares of Preferred Stock, par value $.01 per share.

     The Company has not paid any cash dividends on its Common
Stock and does not intend to do so in the foreseeable future.


Item 6.  Selected Financial Data


               A SUMMARY OF SELECTED FINANCIAL DATA
           For the Years Ended July 31, Are As Follows:
                         1998              1997        1996          1995         1994

Revenues              $3,566,943       $3,228,598   $3,784,480    $ 3,147,409   $ 4,013,619


Net Income (Loss)       $ 48,446       $ (473,060)  $  237,748    $(1,219,339)  $  (607,840)

Average Number
of  Shares
Outstanding
         Basic         5,133,674        5,102,003    5,090,719      5,060,832     4,805,401
       Diluted         5,239,920        5,102,003    5,360,763      5,060,832     4,805,401

Net Income or
 (Loss)Per Share
         Basic              $.01            $(.09)        $.04          $(.24)       $ (.13)
       Diluted              $.01            $(.09)        $.05          $(.24)       $ (.13)

Working Capital      $ 1,594,271      $ 1,184,762  $ 1,489,689    $ 1,077,890   $ 1,924,166

Current Ratio             2.81:1           3.03:1       4.81:1         2.93.1        6.17:1

Property,
 Equipment and
 Capital Leases      $ 1,941,283      $ 1,895,152  $ 1,867,259    $ 1,725,122   $ 2,235,478

Less: Accumulated
    Depreciation &
  Amortization       $ 1,653,962      $ 1,545,071   $1,393,102    $ 1,268,462   $ 1,730,566


Property,
 Equipment
  Capital Leases and
 and Leased
 Equipment - Net      $  287,321      $   350,081   $  474,157   $    456,660   $   504,912

Total Assets          $3,228,066      $ 2,433,455   $2,715,856   $  2,663,031   $ 3,304,595

Long-Term Debt           $11,424      $    17,065   $   32,875   $     38,926   $    68,382

Stockholder's
 Equity              $ 2,336,569      $ 1,831,412   $2,285,377   $  2,033,251   $ 2,815,546

     Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Year ended July 31, 1998 compared with Year Ended July  31, 1997

Operating Revenues

             Operating revenues increased $338,345 or 10% to $3,566,943 for the fiscal year ended July 31, 1998 as compared to $3,228,598 for the same period in 1997. Revenue for the weighing equipment product line decreased 5% or $59,573 to $1,231,481 for the year ended July 31, 1998 as compared to $1,291,054 in 1997. The decrease is due to a decrease in product demand. Revenue for the bar code product line decreased $75,945 or 16% to $412,883 for 1998 as compared to $488,827 for fiscal 1997. The decrease is due to a lack of orders for bar code hardware products. For fiscal 1999 the Company expects revenues of approximately $3.3 million of bar code hardware primarily from the Bell Atlantic contract for 1,000 data collection devices. Revenue for the Card Reader product line increased to $66,472 in 1998 from $49,806 for the same period in 1997. Management does not expect revenue from this product line to increase and currently the company is supporting its existing customer base.

             Revenue  for  the software product  line  which
includes the Company's BridgeNet software product and warehouse management systems increased $147,019 or 24% to $753,202 in fiscal 1998 as compared to $606,183 for the same period in 1997. The increase is primarily due to the Bell Atlantic software order which was previously announced by the Company. The Company has added additional software products in addition to BridgeNet to its current list of products, such as warehouse management systems and it's new e-commerce product, "evolve". Management expects revenue from these products to increase in future years. Revenue from the Label Generating Systems product line decreased $558,191 or 81% to $130,004 for the year ended July 31, 1998 as compared to $688,195 for the same period in 1997. The decrease is due to a decrease in demand for the Model 2400 Label Generating System. The Company is currently supporting existing customers and does not expect any future revenue from this product line. Revenue from the Netweave licensing agreement increased to $972,901 for fiscal 1998 as compare $104,533 for the same period in 1997. The Company entered into the Netweave licensing agreement in February 1997 therefore only had five months of revenues in fiscal 1997.

Operating Expenses

             Cost of Sales decreased to 48% of revenues 1998 as compared to 55% in 1997. The decrease is partially attributed to reduced costs in operating the Netweave licensing agreement, in addition to a change in the sale mix for fiscal 1998 as compared to 1997. As the Company moves to a more service oriented company, the cost of sales should continue to decrease.

             Selling and administrative expenses increased $37,777 or 3% to $1,549,726 as compared to $1,511,949. The increase is partially due to having twelve months of operating expenses for the Netweave licensing agreement in fiscal 1998 as compared to only five months of operating expenses in fiscal 1997.

            Research and development expenses decreased 7% or $36,081 to $460,781 for the year ended July 31, 1998 as compared to $496,862 for the same period in 1997. The decrease is due to a decrease in the staff of the R&D department in addition to a decrease in R&D expenses for the Netweave licensing agreement.

Operating Income (Loss)

             The Company recorded an operating loss of $176,716 for fiscal 1998 as compared to an operating loss of $580,489 in fiscal 1997. The operating loss in 1998 is primarily attributed to the Company's sales mix and operating revenues not increasing sufficiently to cover the operating expenses of the Company's operations. Management expects to increase revenues and keep operating expenses constant in 1999.

Other income

             Interest income decreased $15,877 to $22,924 in 1998 as compared to $38,801 in 1997. The decrease is due to funds not available to invest in the Company's money market account and generate interest income. Interest expense decreased $3,610 in fiscal 1998 to $2,762 as compared to $6,372 in fiscal 1997. The decrease is due to the Company's reduction in capital leases.

             In 1997 the Company recorded $75,000 in other income. The $75,000 pertains to the termination of Time-Med's contract to purchase label generating systems from the Company. The Company received $75,000 in cash and all of the previously purchased LGS from Time-Med in settlement on the contract. In 1998 the Company did not record any other income.
                             -21-

Income Tax Provision (Benefit)

             The Company recorded an income tax benefit of $205,000 for fiscal 1998 as compared to no income tax provision or benefit for fiscal 1997. (See footnote 9 on page F-15)

             The income tax benefit for 1998 represents  the
Company's   ability  to  utilize  the  net  operating   loss
carryforwards which were generated in past years  in  fiscal
1999 and beyond.

Net Income (Loss)

             The Company recorded net income of $48,446 in 1998 as compared to a net loss of $473,060 in 1997. The net income in 1998 is primarily attributed to an income tax benefit of $205,000 which was recorded in the fourth quarter of fiscal 1998.

             The Company has shifted its focus to warehouse management systems and its e-commerce product, "evolve". The Company continues its efforts on the BridgeNet Data Collection management systems and the Netweave middleware product.

             Management expects to remain profitable for fiscal 1999 partially due to the Bell Atlantic contract, warehouse management systems, evolve, Netweave middleware and BridgeNet systems.

             The Company continues to expand its customer base which includes: AT&T, Bell Atlantic, Credit Lyonnais,
Dell Computers, Tenneco Packaging, MCI, Lucent Technologies,
Gemini Industries, P.C. Richards and Tommy Hilfiger.


Year 2000

            The Year 2000 issue arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not process dates beyond 1999, which may cause errors in information or systems failures. Assessments of the potential effects of the Year 2000 issues vary markedly among different companies, governments, consultants, economists and commentators, and it is not possible to predict what the actual impact may be. Given this uncertainty, the Company recognizes the need to remain vigilant and is continuing its analysis, assessment and planning for the various Year 2000 issues.

             In early 1998, the Company developed a program to determine Year 2000 compliance of its computer systems, products and services, as well as computer hardware which it has sold but which it did not manufacture. The Company's current product and service offerings have been designed to be Year 2000 ready. A Year 2000 committee was formed and several meetings have taken place to address the Company's Year 2000 issues. The Company has identified three areas of inquiry respecting Year 2000 compliance -- (1) the Company's internal finance and informational systems, (2) software and hardware sold or licensed to customers, and (3) third-party relationships, including vendors, suppliers and customers.

             The  Company is in the process of conducting  a
review of the above areas to determine exposure to Year 2000 issues. In the financial and information system areas, a number of applications have been identified as being Year 2000 compliant due to their recent implementation. The Company's core financial and reporting systems are Year 2000 compliant. Tests on the remaining systems are being
performed.   The Company anticipates completing these  tests
in early 1999.

             In the software and hardware area, the Company is in the process of identifying areas of exposure. The original version of Netweave which is no longer sold has been determined not to be Year 2000 compliant.

             The Company is presently developing an upgrade to the old version of Netweave which is Year 2000 compliant which will be supplied to the customers currently using this old version of Netweave.

             The Company will supply all BridgeNet customers with the processing code to insure Year 2000 compliance.
Both of the above upgrades will be available by early 1999.

             In the third-party area, the Company is in the process of assessing the Year 2000 readiness of its key suppliers, subcontractors and business partners. This project has been undertaken with a view toward assuring that the Company has adequate resources for required supplies and components, and to enable the Company to identify potential Year 2000 non-compliance problems with hardware which it has sold but did not manufacture. The Company plans to complete this project in early 1999. Letters and questionnaires have been sent out and the Company is waiting for responses.

              The Year 2000 readiness of the Company's customers varies and the Company is actively encouraging its customers to prepare their own systems for the Year 2000. The Company's major customer, Bell Atlantic, has tested the Company supplied software, BridgeNet, in conjunction with their internal systems and found BridgeNet to be Year 2000 compliant. Efforts by customers to address Year 2000 issues may absorb a substantial part of their information technology budgets in the near term and customers may either delay or accelerate the deployment and implementation of new applications and systems. This could potentially decrease demand for the Company's products and services and thereby effect the Company's revenues.

            Although the Company believes its costs in steps addressing any Year 2000 issues (for testing, third party inquiries, and remedies) shall be minimal and will not have a material adverse impact on the Company's financial position, any failure or delay in addressing the issues could result in the disruption of business in the Year 2000. In addition, the Company is aware of the potential for claims against it and other companies for damages arising from products and services provided by the Company that were not Year 2000 ready. The Company continues to believe that any such claims against it would be without merit.

             The Company has reviewed all internal equipment (excluding computer equipment) which may have embedded systems which could be date sensitive and determined that there would be no adverse affect on Company operations if these systems were determined not to be Year 2000 compliant.

             The Company has developed a contingency plan appointing a trouble shooting team of employees to quickly evaluate and remedy a Year 2000 problem when one may occur upon reaching that year.

             Finally, the Year 2000 presents a number of other risks and uncertainties that could effect the Company, including utilities failures, competition for its personnel skilled in the resolution of Year 2000 issues, building systems failures, environmental systems failures, office equipment failures, and the nature of government responses to Year 2000 issues, among others. While the Company continues to believe that the Year 2000 matters discussed above will not have a material impact on its business, financial condition or results of operations, it remains uncertain whether or to what extent the Company may be effected.

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

             Selling and administrative expenses increased $226,411 or 18% to $1,511,949 as compared to $1,285,538.
The increase is primarily due to the NetWeave Licensing Agreement which generated $123,000 in selling and administrative expenses for fiscal 1997. The increase is also due to a $50,000 contingency reserve for the restructuring of the NetWeave Licensing Agreement in addition to a $80,000 reserve for the NetWeave note receivable and factored receivables.
                            -25-

             Research and development expenses increased 32% or $119,544 to $496,862 for the year ended July 31, 1997 as compared to $377,318 for the same period in 1996. The increase is due to $68,000 from the NetWeave Licensing Agreement in addition to $51,000 from the Company's R&D department. The Company did not generate sufficient custom programming jobs so programmers spent more time on enhancing the Company's software products.

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

Capital Resources and Liquidity:

          Working capital increased to $1,594,271 at July 31, 1998 from $1,184,762 on July 31, 1997. The increase is primarily due to an increase in accounts receivable and investment securities, a decrease in inventory, coupled with an increase in accrued expenses and other liabilities and an increase in deferred revenue in 1998 as compared to 1997. The Company's cash position increased from $608,553 at July 31, 1997 to $631,362 at July 31, 1998 due to the above factors. In September 1998 the Company secured a $600,000 working capital line of credit with a New Jersey lending institution. The line of credit was specifically granted to fund the Bell Atlantic project and expires on February 28, 1999.

          Capital expenditures were approximately $46,000 and $28,000 for the fiscal years ended July 31, 1998 and 1997, respectively. Capital expenditures are primarily computer equipment used for Research and Development and internal office use.

Item 8.  Financial Statements and Supplementary Data

          The information called for by this "Item 8" is included following the "Index to Financial Statements and Schedules" appearing at the end of this Form 10-K.

Item  9.   Changes in and Disagreements with Accountants  on
Accounting and Financial Disclosure

           On March 6, 1998 the Company filed an 8-K for the
change   in  independent  public  accountants  from   Arthur
Andersen, LLP to Sax, Macy, Fromm & Company for fiscal year ended July 31, 1998.

                              PART III

Item  10.   Directors  and  Executives  Officers  of the Company

            Certain   information   about   directors    and
  officers  of  the  Company is contained in  the  following table:
  Name                         Age            Position
  James Q. Maloy(1)            66             Chairman
                                              and Director

  Ronald C. Byer(1)            65             President,
                                              CEO and
                                              Director

  Robert T. McLaughlin         36             Chief  Financial
                                              Officer and
                                              Treasurer

  Barbara H. Martorano         41             Secretary

  Wilbur Highleyman(2)         65             Director

  George Powch(2)              50             Director

  Irwin Dorros(2)              69             Director


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

       Mr. Powch has served as a Director of the Company since 1987. He is President & CEO of Huber + Suhner (North America) Inc., responsible for the North American units of Huber + Suhner AG of Switzerland. These include Champlain Cable Corporation, a manufacturer of specialty wire and cable, Huber + Suhner, Inc. a manufacturer and reseller of RF and microwave components for telecommunications, and Huber + Suhner (Canada) Ltd. He was previously Vice President & General Manager of Cinch Connectors, a division of Labinal Components & Systems, Inc. From 1987 to 1993, Mr. Powch was President of BFI-IBEXSA International Inc., a distributor of electronic components. Prior to that, he held a variety of positions including President of Diffracto Ltd.(1984-
  1986) and VP & General Manager of Bendix's Robotics Division (1981-1983). Mr. Powch has an MBA degree from Harvard Business School, an M.S. degree from Stanford University and a B.S. from MIT, both in Electrical Engineering.

       Dr.   Dorros  was  elected  to  Vertex's   Board   of
  Directors in 1987. He is currently President of Dorros Associates, consultants in telecommunications, and serves as Chairman of the New Jersey Commission on Science and Technology. From 1982 to July 1993 Dr. Dorros served as
  Executive   Vice   President   and   Director   of    Bell
  Communications Research ("Bellcore").  He was  responsible
  for   all  the  Bellcore's  technical  programs  including
  research,  development  and  engineering.   From  1978  to
  1982, he served as an Assistant Vice President of AT&T for network planning. From 1956 to 1978, Dr. Dorros was
  employed   by  Bell  Telephone  Laboratories  in   various
  capacities,  including  Director  of  Systems  Engineering
  programs.    His  current  consulting  work  pertains   to
  management    and    mergers    and    acquisitions     in
  telecommunications. Dr. Dorros holds Bachelor and Master of Science degrees from the Massachusetts Institute of Technology and a Doctorate in Electrical Engineering from
  Columbia University.   He is a member of the National
  Academy of Engineering.

  Item 11.  Executive Compensation

       The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 1998, 1997 and 1996 of those persons who were, at July 31, 1998, executive officers of the Company earning annually $100,000 or more:

                 SUMMARY COMPENSATION TABLE

        Annual              Long-Term Compensation          All Other
     Compensation                                         Compensation
  (a)       (b)     (c)    (d)        (e)           (f)       (g)        (h)        (i)

                                     Other      Restricted                         All
Name and                            Annual        Stock                 LTIP      Other
Principal          Salary   Bonus  Compensation   Award(s)   Options/   Payouts Compensation
Position    Year    ($)      ($)        ($)          ($)       SARs (#)    ($)       ($)
Ronald      1998  $115,000    -     $5,553            -           -         -        -
C.Byer
CEO         1997  $115,000    -     $6,150            -           -         -        -
President
            1996  $106,480    -     $6,055            -           -         -        -

(1) All Officers and non-union employees of Vertex are covered by a pension plan that is financed by voluntary employee and Company contributions. See "401(k) Savings and Retirement Plan" and Note 8 of Notes to Financial Statements.

(2) Messr. Byer is provided with an automobile by the Company; a portion of which may represent the personal use thereof estimated at $2,500 per year and is excluded.

On November 13, 1995 Mr. McLaughlin was granted 50,000 stock options at an exercise price of $.75 which vest over five years and expire on November 13, 2005. On November 13, 1997 Mr. McLaughlin was granted 25,000 stock options at an exercise price of $.81 which vest over five years and expire on November 13, 2007. These shares were granted under the Company's Incentive Stock Option Plan. Stock appreciation rights are not granted under the Incentive Stock Option Plan. The Company does not currently have in effect a Long-Term Incentive Plan ("LTIP") and, consequently, no such awards were granted to Vertex's executive officers in fiscal years covered above.

      There were no unexercised options, under the incentive stock option plan to purchase the Company's common stock in Fiscal 1998 by the above named officers. On March 31 1997 Mr. McLaughlin exercised an option for 10,000 shares of common stock.

      The Company had no other executive officers other than Mr. Maloy, Mr. Byer, Mr. McLaughlin and Mrs. Martorano.

     The Company entered into a three (3) year employment contract with Robert Morsch commencing on May 1, 1998 to serve as its Vice President of Sales and Marketing. Under this contract, Mr. Morsch is to receive as compensation: (a) an annual salary of $95,000 per annum plus a cost of living increase each year; (b) 1% commission on the company's operating revenue; (c) grant of 70,000 stock options at an exercise price of $.68 (35,000 options immediately vest, with the remaining 35,000 options vesting on January 1,
1999); (d) use of a leased automobile costing up to $750 per month and a right of first refusal to purchase such vehicle at the end of the lease term;(e) reimbursement of business expenses incurred and (f) the same group benefits received by other Company executives. The above stock options are in addition to the 200,000 options previously granted at an exercise price of $.75 pursuant to the Company's Incentive Stock Option Plan.

     On  September 10, 1998 the Company entered into  a  two
(2) year employment contract with Ronald Byer, Jr. to serve as its Director of Middleware Technologies. Under this contract, Mr. Byer, Jr. Is to receive as compensation: (a) an annual salary of $104,500 per annum for the first year and $109,725 per annum for the second year; (b) a grant of a five year stock option to purchase up to 25,000 shares of the Company's common stock under its Incentive Stock Option Plan at an exercise price of $.94; (c) reimbursement of business expenses and (d) the same group benefits received by other company executives. The above stock options are in addition to the 50,000 options previously granted at an exercise price of $1.06 pursuant to the Company's Incentive Stock Option Plan.

     Under the Company's Incentive Stock Option Plan ("The Plan"), options to purchase a maximum of 2,000,000 shares of its Common Stock may be granted to officers and other key employees of the Company. Options granted under the Plan are intended to qualify as incentive stock options under the Economic Recovery Tax Act of 1981 (the "1981" Act) as amended.

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

     Options  granted  under the Plan are  not  transferable
other than by will or by the laws of descent and distribution. Options granted under the Plan are protected by anti-dilution provisions increasing the numbers of shares issuable thereunder and reducing the exercise price of such options, under certain conditions. The Plan expires on October 9, 2005. Any option outstanding at the termination date will remain outstanding until it expires or is exercised in full, whichever occurs first. At the Company's annual meeting in the second quarter of fiscal 1998 the Company's shareholders approved an additional 500,000 shares of common stock to be issued under the incentive stock option plan for a total of 2,000,000 shares of common stock in the plan.

     As of July 31, 1998 options to acquire 950,000 shares of the Company's Common Stock at exercise prices of $.475 to $8.12 per share have been granted under the Plan to 13 employees and three directors of the Company. As of July
31, 1998 298,400 options have been exercised and 827,600 options are outstanding, with 373,800 options presently exercisable.

      During fiscal 1998 the Company granted 20,000 options at an exercise price of $.38 per share, to the Company's legal counsel as partial payment for legal services. These options are currently exercisable and expire on December 23,

2000. The underlying shares have been Registered under the Securities Act of 1933 on form S-8. During fiscal 1997 the Company granted 20,000 and 120,000 options to two service firms as partial payment for financial, legal and consulting services. The 20,000 options are exercisable at $1.00 and expire on January 9, 2000. The 120,000 options expired on July 7, 1998. The underlying shares have been registered under the Securities Act of 1933 on form S-8. During fiscal 1996 the Company granted 35,000 options to two service firms as partial payment for financial, legal and consulting services. The options are exercisable at 20,000 options at $.91 and 15,000 options at $.75 and expire on February 14, 2001 and January 26, 1999.

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

     The charge against income for matching contributions for fiscal 1998, 1997 and 1996 were $3,255, $5,787, and
$14,865, respectively.

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

(1)  Adjusted for 2 for 1 stock split effective April 19, 1993.
(2)  No options were granted to Directors in Fiscal 1998.
(3) The above options were granted under the incentive stock option plan as discussed above.

Item 12:  Security Ownership of Certain Beneficial Owners and
          Management

     The following information table sets forth certain information regarding the Company's Common Stock owned on September 30, 1998 by (i) each who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Names and Address of
Directors, Officers and              Shares Owned    (1) (2)
5% Shareholders                         Number       Percent

James Q. Maloy                         1,202,208       23.4
 23 Carol Street
 Clifton, New Jersey
Ronald C. Byer                           448,422        8.7
 23 Carol Street
 Clifton, New Jersey
All officers and director              1,702,630       33.1
 as a group (4 persons)(3)


(1) Does not give effect to the issuance of up to 2,000,000 shares of Common Stock reserved for issuance under the Company's incentive stock option plan, 445,000 shares under non-qualified stock options.

(2) Gives  effect  to a 2 for 1 stock split effective  April
    19, 1993

(3) Includes  50,000 shares of common stock owned  by  Mr.
    Powch  and  2,000  shares of Common  Stock  owned  by  Dr.
    Highleyman's pension plan.

Item 13.  Certain Relationships and Related Transactions

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

Item  14.   Exhibits,  Financial Statements,  Schedules  and
Reports   on Form 8-K

(a) The following documents are filed as a part of this report:

1. and 2.  Financial Statements:

          1.  Financial Statements and Supplementary Data:

          Index to Financial Statements

          Reports    of    Independent   Certified    Public
          Accountants

          Balance Sheets as of July 31, 1998 and 1997

          Statements of Operations for the Years Ended  July
          31, 1998, 1997 and 1996

          Statements of Changes in Stockholders' Equity for the Years Ended July 31, 1998, 1997 and 1996

          Statements of Cash Flows for the Years Ended  July
          31, 1998, 1997 and 1996.

          Notes to Financial Statements

          2.  Financial Statement Schedules:

          Schedules for the Years Ended July 31, 1998,  1997
          and 1996.

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

               10.36 Agreement with Davis Sauders Associates, LLC. Dated November 1, 1996.

               10.37 Amendment  to  Assignment  and  Amendment   to
               Factoring Agreement dated November 6, 1996.

               10.38 Retainer  Agreement  between
               Company and Law Offices of Jeffrey D.  Marks,
               Esq. P.C. dated January 9, 1997.

               10.39 Pre-License Agreement between
               Company  and   NetWeave  Corporation   dated
               February 18, 1997.

               10.40  License  Agreement   between
               NetWeave  Corporation and Vertex  Industries,
               Inc. dated February 19, 1997.

               10.41  Consulting Agreement  between
               Company   and  Summit  Marketing   &   Public
               Relations, Inc. dated July 7, 1997.

               10.42 Real Estate Lease between the Company and Ninth
               Avenue Equities; October 15, 1997 (filed     herewith)

               10.43 Legal Services Agreement between the Company and Jeffrey D. Marks, Esq. P.C. dated December 24, 1997 (filed herewith)

               10.44  Purchase Agreement between the Company and
               Mortgage Plus; dated March 3, 1998  (filed   herewith)

               10.45  Employment Contract between the Company and
               Robert Morsch; dated May 1, 1998 (filed herewith)

               10.46 Sub-lease between the Company and Thea and Schoen, Inc.; May 4, 1998 (filed herewith)

               10.47 Agreement between the Company and Middleberg & Associates; dated June 1, 1998 (filed herewith)

               10.48 Employment Contract between the Company and
               Ronald  Byer, Jr.; dated September  10,  1998
               (filed herewith)

(b)  Reports on Form 8-K

The  Company  filed a report on form 8-K on  March  6,  1998 reporting a change in independent public accountants from Arthur Andersen LLP to Sax, Macy, Fromm & Company for fiscal year ended July 31, 1998.

                     VERTEX INDUSTRIES, INC.

                 INDEX TO  FINANCIAL STATEMENTS



FINANCIAL STATEMENTS:

 Reports of Independent Certified Public Accountants      F-2, F-3

 Balance Sheets as of July 31, 1998 and 1997              F-4, F-5

 Statements of Operations for the Years Ended
  July 31, 1998, 1997 and 1996                               F-6

 Statements of Changes in Stockholders' Equity
  for the Years Ended July 31, 1998, 1997 and 1996           F-7

 Statements of Cash Flows for the Years Ended
 July 31, 1998, 1997 and 1996                                F-8

 Notes to Financial Statements                            F-9 to F-18


SUPPLEMENTAL SCHEDULE:

 Schedule II -- Valuation and Qualifying Accounts for
 the Years Ended July 31, 1998, 1997 and 1996                F-19

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Vertex Industries, Inc.

We have audited the accompanying balance sheet of Vertex Industries as of July 31, 1998 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vertex Industries, Inc. as of July 31, 1998 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                   s/Sax Macy Fromm & Co., PC
                                   Sax Macy Fromm & Co., PC
                                   Certified Public Accountants

Clifton, New Jersey
October 14, 1998

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Vertex Industries, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheets of Vertex Industries, Inc. and subsidiary (a New Jersey Corporation) as of July 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ending July 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertex Industries, Inc. and subsidiary as of July 31, 1997, and the results of their operations and their cash flows for the years ending July 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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


                                               s/Arthur Andersen LLP
                                               ARTHUR ANDERSEN LLP

Roseland, New Jersey
October 7, 1997

                       VERTEX INDUSTRIES,  INC.
                            BALANCE SHEETS

                        JULY 31, 1998 AND 1997

                     ASSETS                              1998           1997
CURRENT ASSETS:
 Cash and cash equivalents                            $631,362        $608,553
 Accounts receivable, less allowance for doubtful
  accounts of $75,985
  at July 31, 1998 and 1997                            837,399         450,266
 Note and other receivables, net                        67,344          95,451
 Inventories, net                                      464,389         582,609
 Investment securities                                 452,502               0
 Prepaid expenses and other current assets              21,348          32,861
                                                      --------        --------
        Total current assets                         2,474,344       1,769,740
                                                     ---------       ---------
PROPERTY, EQUIPMENT AND CAPITAL LEASES
     Property and equipment                          1,799,526       1,753,395
     Capital leases                                    141,757         141,757
                                                     ---------       ---------
          Total property, equipment and
          capital leases                             1,941,283       1,895,152
                                                     ---------       ---------
 Less- Accumulated depreciation and
 amortization                                       (1,653,962)     (1,545,071)
                                                   -----------     -----------
 Net property, equipment and capital leases            287,321         350,081
                                                   -----------     -----------
OTHER ASSETS:
 Cost in excess of net assets of companies
 acquired, net of amortization
 (accumulated amortization of $383,315 and
 $350,395 at July 31, 1998
 and 1997, respectively)                                     0          63,492
 Deferred tax asset                                    400,000         195,000
 Other assets                                           66,401          55,142
                                                    ----------      ----------
        Total other assets                             466,401         313,634
                                                    ----------      ----------
        Total assets                                $3,228,066      $2,433,455
                                                    ==========      ==========

See notes to financial statements.

                       VERTEX INDUSTRIES,  INC.
                            BALANCE SHEETS
                        JULY 31, 1998 AND 1997

      LIABILITIES AND STOCKHOLDERS' EQUITY            1998           1997
CURRENT LIABILITIES:
 Current portion of long-term debt                $        0       $2,567
 Current portion of obligations under capital
 leases                                                5,641       14,516
 Accounts payable                                    273,726      129,622
 Accrued expenses and other liabilities              257,094      170,643
 Deferred revenue                                    343,612      267,630
                                                    --------      -------
        Total current liabilities                    880,073      584,978
                                                    --------      -------
LONG-TERM LIABILITIES:
 Obligations under capital leases, net of
 current portion                                      11,424       17,065
                                                    --------      -------
        Total long-term liabilities                   11,424       17,065

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.01 per share;
 2,000,000 shares authorized;
 none issued and outstanding                               0            0

 Common stock, par value $.005 per share;
  20,000,000 shares authorized;
  5,156,979 and 5,137,979 shares issued at July
  31, 1998 and 1997, respectively                     25,785       25,690
 Additional paid-in capital                        5,223,293    5,201,138
 Accumulated deficit                              (3,296,401)  (3,344,847)
 Unrealized gain on investment securities            429,061            0
                                                  -----------  ----------
                                                   2,381,738    1,881,981
 Less- Treasury stock, 10,000 and 12,872 shares
 at cost at July 31, 1998 and 1997, respectively     (45,169)     (50,569)
                                                  -----------  -----------
        Total stockholders' equity                 2,336,569    1,831,412
                                                  -----------  -----------
        Total liabilities and stockholders'
        equity                                    $3,228,066   $2,433,455
                                                  ===========  ===========

See notes to financial statements.

                        VERTEX INDUSTRIES, INC.
                       STATEMENTS OF OPERATIONS
                                      For the Years Ended July 31

                                       1998          1997          1996
OPERATING REVENUES                 $3,566,943     $3,228,598    $3,784,480
                                   ----------     ----------    ----------
OPERATING EXPENSES:
 Cost of sales                      1,733,152      1,800,276     1,729,058
 Selling and administrative         1,549,726      1,511,949     1,285,538
 Research and development             460,781        496,862       377,318
                                   ----------     ----------    ----------
        Total operating expenses    3,743,659      3,809,087     3,391,914
                                   ----------     ----------    ----------
        Operating income (loss)      (176,716)      (580,489)      392,566
                                   ----------     ----------    -----------
OTHER INCOME (EXPENSE):
 Interest income                       22,924         38,801        16,840
 Interest expense                      (2,762)        (6,372)      (10,834)
 Other                                      0         75,000         1,676
                                  -----------     -----------    ---------
                                       20,162        107,429         7,682
                                  -----------     -----------    ---------
        Income (loss) before
        income taxes                 (156,554)      (473,060)      400,248
                                  -----------     -----------    ---------
INCOME TAX PROVISION (BENEFIT):
 Federal                             (174,455)             0       138,287
 State                                (30,545)             0        24,213
                                  -----------     -----------    ---------
        Income tax provision
        (benefit)                    (205,000)             0       162,500
                                  ------------    -----------    ---------
        Net income (loss)             $48,446      ($473,060)     $237,748
                                  ============    ===========    =========

NET INCOME (LOSS) PER SHARE OF
COMMON STOCK:
                          Basic          $.01          $(.09)        $.05
                          Diluted        $.01          $(.09)        $.04

See notes to financial statements.

                             VERTEX INDUSTRIES, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996
                                                                                          Unrealized
                                                             Additional                     Gain On
                                          Common Stock         Paid-In      Accumulated    Investment   Treasury
                                       Shares     Amount       Capital        Deficit      Securities     Stock       Total
   BALANCE, July 31, 1995            5,080,879    $25,404     $5,167,951    $(3,109,535)           0   $(50,569)    $2,033,251


   Exercise of stock options            28,100        141         14,237              0            0          0         14,378
   Net income                                0          0              0        237,748            0          0        237,748
                                     ---------    -------      ---------     -----------    ---------  ---------    ----------
   BALANCE, July 31, 1996            5,108,979     25,545      5,182,188     (2,871,787)           0    (50,569)     2,285,377

   Exercise of stock opitons            24,000        120         14,600              0            0          0         14,720
   Issuance of stock in
   consideration for services            5,000         25          4,350              0            0          0          4,375
   Net loss                                  0          0              0       (473,060)           0          0       (473,060)
                                     ---------   --------      ---------     -----------    ---------  ---------     ---------
   BALANCE July 31, 1997             5,137,979     25,690      5,201,138      (3,344,847)          0    (50,569)     1,831,412


   Issuance of stock
   in consideration for services       19,000          95         22,155               0           0          0         22,250
   Unrealized gain on
   investment securities                    0           0              0               0     429,061          0        429,061
   Decrease in treasury stock               0           0              0               0           0      5,400          5,400
   Net income                               0           0              0          48,446           0          0         48,446
                                    ---------     -------     ----------    ------------    --------   ---------    ----------
   BALANCE July 31,1998             5,156,979     $25,785     $5,223,293    $(3,296,401)    $429,061   $(45,169)    $2,336,569

See notes to financial statements.

                          VERTEX INDUSTRIES, INC.
                         STATEMENTS OF CASH FLOWS

                                         For the Years Ended July 31
                                                        1998         1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                    $48,446      ($473,060)     $237,748
                                                      -------    ------------   ----------
 Adjustments to reconcile net income
 (loss) to net cash
  Provided by  operating activities-
   Depreciation and amortization                      141,811        194,382       147,347
   Deferred taxes                                    (205,000)             0       162,500
   Gain on sale of fixed assets                             0              0         2,000
   Stock issued in consideration for services          22,250          4,375             0

     (Increase) decrease in assets-
     Accounts receivable, net                        (387,133)       157,898      (145,552)
     Note and other receivables                        28,107         75,304      (170,755)
     Inventories                                      118,220        110,570       129,863
     Prepaid expenses and other current assets         11,513        (18,976)       15,490
   Increase (decrease) in liabilities-
     Accounts payable                                 144,104        (40,010)       (9,245)
     Accrued expenses and other liabilities            86,451         71,406       (51,859)
     Deferred revenue                                  75,982        181,510      (113,370)
                                                     --------       --------      ---------
        Net adjustments                                36,305        736,459       (33,581)
                                                     --------       --------      ---------
        Net cash provided by
          Operating activities                         84,751        263,399        204,167
                                                     --------       --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                  (46,131)       (27,892)      (117,720)
 Proceeds from sale of fixed assets                         0              0          3,166
 Other                                                  1,272         (1,642)        (3,791)
                                                     --------       --------      ---------
        Net cash used for investing activities        (44,859)       (29,534)      (118,345)
                                                     --------       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of debt                                    (2,567)        (2,800)        (2,800)
 Repayment of obligations under capital lease         (14,516)       (31,576)       (24,937)
 Proceeds from exercises of stock options                   0         14,720         14,378
                                                     --------       --------      ---------
        Net cash used for financing activities        (17,083)       (19,656)       (13,359)
                                                     ---------       --------      ---------
        Net increase in cash                           22,809        214,209         72,463
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                              608,553        394,344        321,881
                                                     --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR             $631,362       $608,553       $394,344
                                                     ========       ========       ========

See notes to financial statements.

                          VERTEX INDUSTRIES, INC.
                      NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES:

   This summary of significant accounting policies of Vertex Industries, Inc. (the Company) is presented to assist in understanding the Company's financial statements.

     Nature of Business-

      The Company sells and distributes bar code scanners, printers, data collection terminals, software, automated card devices and precision weighing equipment to customers located primarily within the United States. Sales of bar code printers are primarily to the health care industry. Sales of precision weighing equipment are primarily to retail pharmacies. The company also provides systems integration for turnkey automated data collection solutions in real-time systems and warehouse management systems. In addition through the Netweave license agreement, the Company sells the Netweave middleware product.

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

     Revenue Recognition-

      The Company recognizes revenues related to software sales in compliance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 91-1 "Software Revenue Recognition." Product revenue is recorded at the time of shipment provided that no significant vendor and post contract support obligations remain outstanding and collection of the resulting receivable is deemed probable of collection by management. Maintenance and support service agreements are recognized on a straight-line basis over the life of the service agreement, generally twelve months, and is reflected in deferred revenue in the accompanying balance sheets.

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


     Net Income (Loss) Per Share of Common Stock-

     The Company adopted SFAS No. 128, "Earnings per Share," on July 31, 1998. SFAS No. 128 establishes the new standard for computation and presentation of net income per common share. Under the new requirements both basic and diluted net income per common share are presented. All prior period net income (loss) per common share data has been restated.

     Basic net income (loss) per common share is calculated by dividing net income, by the weighted average common shares outstanding during the period.

     Diluted net income per common share is computed similar to that of basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period.

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


      Investment Securities-

      The Company has classified its investment securities as available for
      sale.   Such securities are measured at fair value in the financial statements based on quoted market prices with unrealized gains and losses included in stockholders' equity.


      New Standards-

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130. "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
                                        F-11

      In addition, in June 1997, the FASB issued SFAS No. 131, "
      Disclosures About Segments of an Enterprise and Related
      Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

      Both of these new standards are effective for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations and financial position, but may have an impact on future financial statement disclosures.



(2)SALE OF SUBSIDIARY AND INVESTMENT SECURITIES:


   On March 4, 1998 the Company entered into an agreement with MPEL Holdings Corp., parent company of Mortgage Plus Equity and Loan Corp., a mortgage banking company whereby MPEL Holdings Corp. merged with Vertex's inactive subsidiary, Computer Transceiver Systems, Inc. (OTCBB:CPTT). The agreement provided pre-merger CPTT shareholders with 4% of the merged company, of which Vertex owns approximately 2.7%.
   The merged company is traded Over the Counter Bulletin Board under the symbol MPEH. The Company currently owns 226,251 shares of MPEH. The Company has recognized an unrealized gain of $429,061 as of July 31, 1998 based on the then current stock price of $2 per share. The stock price of MPEH on October 14, 1998 was $.8125 per share.




(3)  INVENTORIES:

   Inventories consist of the following-

                                                   July 31
                                              1998         1997
Raw materials                                $7,815      $7,071
Work in process                              64,980      40,605
Finished goods and parts, net of
obsolescence reserves of
$235,419 and $139,419 in 1998 and
1997, respectively                          391,594     534,933
                                            -------     -------
                                           $464,389    $582,609
                                           ========    ========

(4)  PROPERTY, EQUIPMENT AND CAPITAL LEASES:

   Details of property, equipment and capital leases are as follows-

                                                         July 31
                                                   1998           1997
Property and equipment-
      Leasehold improvements                     $283,926      $283,926
      Machinery and equipment                     223,911       223,911
      Tools, dies and patterns                    451,682       451,682
      Office furniture and equipment              561,898       561,898
      Computer equipment                          157,933       111,802
      Exhibit equipment                           120,176       120,176
                                                 --------      --------
             Total                              1,799,526     1,753,395

      Less- Accumulated depreciation and
      amortization                             (1,527,482)   (1,427,119)
                                               ----------    ----------
             Net property and equipment           272,044       326,276
                                               ----------    ----------
Capital leases-
      Office equipment                             86,448        86,448
      Automobiles                                  55,309        55,309
                                               ----------    ----------
             Total                                141,757       141,757

      Less- Accumulated amortization             (126,480)     (117,952)
                                               ----------   -----------
             Net capital leases                    15,277        23,805
                                               ----------   -----------
             Net property, equipment and
                capital leases                   $287,321      $350,081
                                              ===========   ===========

   Depreciation and amortization of property, equipment and capital leases for the fiscal years ended July 31, 1998, 1997 and 1996 was $108,891, $151,969, and $122,835, respectively.

(5)  LONG-TERM DEBT:

   Long-term debt consists of the following-

                                                          July 31
                                                       1998       1997
Note payable to bank, due in monthly principal
 installments of $233 plus interest at 1.25%
 above the prime rate                                 $ 0        $2,567
Less- Current portion of long-term debt                 0         2,567
                                                  ----------   ---------
              Long-term debt                            0            $0
                                                 ===========   =========

   The long-term debt matured in June 1998 and was collateralized by telephone equipment of the Company.

(6)  NOTE AND OTHER RECEIVABLES:

   In 1996 the Company advanced NetWeave Corp., a related party, $100,000 for working capital purposes and received a promissory note. The note bears interest at 6%. NetWeave Corp. has defaulted on the note and no interest has been paid. The Company has restructured repayment of the note and has recorded a reserve of $50,000 against the note.

   In 1996, the Company entered into a factoring agreement with NetWeave Corp. whereby certain accounts receivable were to be factored by the Company. As of July 31, 1998 the Company had a gross factored receivable balance of $58,581 and an allowance for doubtful accounts
   reserve of $35,918 related to the factored receivables.   As of July
   31, 1997 the Company had a gross factored receivable balance of $81,369 and allowance for doubtful accounts reserve of $35,918 related to the
   factored receivables.   The Company has restructured the repayment of
   the factored receivables.


(7)  ACCRUED EXPENSES AND OTHER LIABILITIES:

   Accrued expenses and other liabilities consist of the following-
                                                      July 31
                                                 1998        1997
Professional fees                              $36,033    $37,384
Vacation salaries                                6,627      1,366
Sales tax                                       22,623     20,979
Commissions                                     22,971     10,194
Payroll and deductions                          47,740     48,910
Income taxes payable                                 0      1,810
Royalty Expense                                 62,649          0
Pension Expense                                  3,255          0
Miscellaneous                                    5,196          0
Accrued contingency reserve                     50,000     50,000

                                              $257,094   $170,643

   The accrued contingency reserve relates to the estimated costs associated with the restructuring of the NetWeave licensing agreement.



8)   PENSION PLANS:

   The Company maintains a 401(k) plan, which is a defined contribution plan covering substantially all of the nonunion employees. Eligible employees can contribute up to 17% of their compensation not to exceed Internal Revenue Code limits. The Company will match 50% of the amount contributed by employees, up to 3% of compensation as defined. Company contributions for the years ended July 31, 1998, 1997 and 1996 were $3,255, $5,787, and $14,865, respectively.

(9)INCOME TAXES:

   Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities.


   The net deferred tax assets in the accompanying balance sheets consist of the following-

                                                              1998           1997
Deferred tax assets-
 Allowance for accounts, note and other receivables         $48,000       $62,000
 Deductible goodwill amortization                                 0       206,000
 Inventory                                                   73,000        55,000
 Deferred revenue                                           106,000       107,000
 Net operating loss carryforwards                         1,433,000     1,759,000
                                                          ---------     ----------
              Total deferred tax assets                   1,660,000     2,189,000

Deferred tax liabilities - Depreciation                     (12,000)      (97,000)

Valuation allowance                                      (1,248,000)   (1,897,000)
                                                         ----------    -----------
              Net deferred tax asset                       $400,000      $195,000
                                                         ==========   ============

   Deferred tax assets arise from the tax benefit of net operating loss carryforwards which are expected to be utilized to offset taxable income and from timing differences between the recognition in financial statement and tax returns of certain inventory costs, bad debt reserve allowances on receivables, depreciation on fixed assets and amortization of certain intangible assets.

   A valuation allowance on the deferred tax assets has been provided based on the Company's assessment of ability to realize such assets in the future. The valuation allowance for net deferred tax assets decreased by $649,000 in 1998. The reduction was the result of net changes in temporary differences and the reversal of $340,000 of valuation allowance based on projected operating results for 1999.

   The components of the income tax provision (benefit) included in the statements of operations for the fiscal years ended July
   31, 1998, 1997 and 1996 consist of the following-

                                             1998       1997      1996
Current-
 Federal                                       $ 0       $ 0       $ 0
 State                                           0         0         0
Deferred                                  (205,000)        0   162,500
                                          ---------   -------  --------
Total income tax provision (benefit)     ($205,000)      $ 0  $162,500

   At July 31, 1998, the net operating loss carryforwards available to offset future taxable income consist of approximately $4,357,000 in Federal net operating losses which will expire in various amounts through 2013, and state net operating losses of approximately
   $3,528,000 which will expire in various amounts through 2005.

   A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows-


                                                         1998        1997       1996
Statutory rate                                          (34.0%)     (34.0%)    34.0%
Effect of-
       Valuation allowance                              (96.9)       34.0       0.0
       Permanent differences                              0.0         0.0       0.6
       State income taxes, net of Federal tax effect      0.0         0.0       6.0
                                                       --------    ---------   ------
               Effective income tax rate               (130.9%)       0.0%     40.6%
                                                       ========    =========   ======

(10) COMMITMENTS AND CONTINGENT LIABILITIES:

   Leases-

      The Company leases phone equipment under a capital lease with an expiration date of April 2001.

      The Company leases its plant and office facilities located in Clifton, New Jersey. The lease expires on May 31, 2003. Annual rental is $164,340 for the first three years of the lease. For the last two years of the lease the annual rent is $170,280. In addition, the Company is obligated to pay applicable real estate taxes, repairs and insurance.

      The Company subleases under a 60-month lease a portion of its plant in Clifton, New Jersey, which expires on May 31, 2003. Under the terms of the sublease, the tenant is required to pay annual rent of $53,010 for the first three years of the sublease and annual rent of $54, 720 for the last two years of the sublease, plus a proportionate share of utilities.

      Rent expense for the years ended July 31, 1998, 1997 and 1996 was $158,920, $154,660 and $121,032, respectively.

      Minimum lease payments and sublease rental income are as follows-

                                        Equipment                 Sublease
                                         Capital     Operating    Rental
Year Ended July 31                       Leases        Leases     Income
1999                                     $7,180       $205,476    $53,010
2000                                      7,180        203,676     53,010
2001                                      5,385        192,434     53,295
2002                                          0        196,805     54,720
                                       --------      ---------   --------
                 Total                   19,745       $798,391   $214,035
                                                    ==========   ========
Less- Amount representing interest       (2,680)
                                       ---------
                 Present value of net
                 minimum lease payments  17,065

Less- Current portion of obligations
        under capital leases              5,641
                                       --------
      Long-term portion of obligations
            under capital leases        $11,424
                                       ========

     Employment Agreements-

      On May 1, 1998 the Company entered into a three year employment contract with its Vice President of Sales and Marketing. The contract provides for an annual salary of $95,000 per year, a Company paid automobile, 1 % commission on operating revenues and stock options. On September 10, 1998 the Company entered into a two year employment contract with its Director of Middleware Technologies. The Contract provides for an annual salary of $104,500 for the first year and $109,725 in the second year. The contract also provides for stock options.

     Other-

      In June 1997, a customer terminated an agreement to purchase certain product from the Company. The agreement was originally for a two-year period. The customer paid $75,000 to terminate the agreement. This amount is reflected as other income in the accompanying statements of operations.

(11) STOCKHOLDERS' EQUITY:

   Incentive Stock Options-

      The Company has an Incentive Stock Option Plan which provides for the granting of options to officers and other key employees to purchase shares of the Company's common stock. The maximum number of shares to be issued as part of the plan is 2,000,000. The maximum term of any option is ten years and the option price per share may not be less than the fair market value of the stock on the date the option is granted. Options granted to persons owning more than 10% of the voting shares of the Company may not have a term of more than five years and may not be less than 110% of fair market value.

                                                   July 31
                                     1998            1997          1996
Options outstanding, beginning of
year                                667,600        341,600        338,200
Granted                             170,000        450,000        159,000
Exercised                                 0        (24,000)       (28,100)
   Canceled                         (10,000)      (100,000)      (127,500)
                                   --------       ---------      ---------
Options outstanding, end of year    827,600        667,600        341,600
                                  =========       =========      =========

Options price range              $.475-$8.12      $.475-$8.12     $.475-$8.12
Options exercisable                 373,800        144,600         99,400
Options available for grant       1,050,000        534,000        384,000

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

                                          1998          1997        1996
Net income (loss) - as reported          $48,446     ($473,060)   $237,748
Net income (loss) - pro forma           $(95,244)    ($499,529)   $229,479
Earnings (loss) per share - as reported     $.01         ($.09)       $.04
Earnings (loss) per share - pro forma      $(.02)        ($.10)       $.04

      The weighted average fair value at date of grant for options granted in 1998, 1997 and 1996 was $.50, $.46 and $.50, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model based on the weighted average market price of $0.81 in 1998, $0.85 in 1997 and 1996 using the following assumptions-


      Expected stock price volatility                            92%
      Risk-free interest rate                                   6.67%
      Weighted average expected life of options                3 years

      The effects of applying SFAS 123 and the results obtained through the use of the Black-Scholes option pricing model are not necessarily indicative of future values.

     Other Stock Options-

      In connection with an employment agreement, the Company granted an employee an option to purchase up to 300,000 shares of common stock, at an option price of $7.875 per share, expiring the earlier of June 29, 2003, one year after death, or 30 days after termination. The agreement allowed the employee to retire these options at their original grant price, should the market price of the Company's common stock drop below the exercise price of the options, and have the options granted again at the then market price. During 1996, the employee retired all 300,000 options exercisable at $7.875 and was subsequently granted 300,000 at an exercise price of $.50 per option the then market value of the common stock. During 1997, the employee left the Company and the Company agreed to waive the termination clause in the agreement. In 1998, in connection with an employment agreement, the Company granted an employee an option to purchase 70,000 shares of common stock, at an option price of $.68. Of the 70,000 options, 35,000 are currently exercisable with the additional 35,000 becoming exercisable on January 1, 1999.

      During 1998, the Company granted 20,000 options to the Company's legal counsel for legal services. The options are exercisable at
      $.38 and expire on December 23, 2000.   These options are currently
      exercisable. During 1997, the Company granted 20,000 and 120,000 options to two service firms as partial payment for legal, financial
      and consulting services.   The 20,000 options are exercisable at
      $1.00; are currently exercisable and expire on January 9, 2000. The 120,000 options expired on July 7, 1998. During 1996, the Company granted 35,000 options to two services firms as partial payment for financial and consulting services. The options are exercisable at prices between $.75 and $.91 and expire at various dates through February 2001. These options are currently exercisable.

(12)  NET INCOME (LOSS) PER COMMON SHARE:

   The following table summarizes the computation of basic and diluted net income per common share for each of the three years ended July 31:

                                            1998        1997        1996
Net income (loss) available
to common shareholders                    $48,446   $(473,060)    $237,748
                                        =========   ==========    ========
Weighted-average common
shares outstanding                      5,133,674   5,102,033    5,090,719

Plus:  Common stock equivalents           106,246           0      270,044
                                        ---------   ---------    ---------
Diluted weighted-average
common shares outstanding               5,239,920   5,102,033    5,360,763
                                       ==========   =========    =========
Net income (loss) per common
share:
Basic                                        $.01       $(.09)        $.05
Diluted                                       .01        (.09)         .04

The Company did not pay dividends for each of the three years ending July 31, 1998, 1997 and 1996.

(13) MAJOR CUSTOMERS:

   The Company had one customer which accounted for approximately 17% of revenue for the fiscal year ended July 31, 1998. At July 31, 1998, approximately $245,994 of accounts receivable were due from this customer. The Company had no customer which accounted for more than 10% of revenue for the fiscal year ended July 31, 1997.

   During July 31, 1996, the Company had two customers which accounted for 13.5% and 12.5% of revenue. At July 31, 1996, approximately $229,000 and $101,000, respectively, of accounts receivable were from those customers.

 (14) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                  July 31
                                           1998     1997     1996
Interest paid                             $2,762   $6,372   $10,834

Stock issued in consideration for         22,050    4,735         0
 services
Noncash investment and financing
 activities-
  Capitalized lease and note payable
transactions related to purchases of
property and equipment                         0        0    27,778
                                        =========  =======  ========

 (15) LICENSE AGREEMENT WITH NETWEAVE CORPORATION:

   On February 17, 1997 the Company entered into a license agreement (the "Agreement") with NetWeave Corporation (NetWeave) to develop, market, sell and support the NetWeave product worldwide. The Company will pay NetWeave a royalty on the initial licenses sold and on annual license fees paid by the customer for maintenance and support of the NetWeave product. Under terms of the Agreement, the NetWeave Corporation assigns its existing customer base to the Company along with the existing sales representative agreements in the U. S. and the master distributor with SX Consultancy for Europe and Asia. SX Consultancy is a European software distributor and developer of custom software based in the UK. For the year ended July 31, 1998, the NetWeave Licensing agreement generated revenues of approximately $973,000. During 1998, the Company paid approximately $74,000 of royalties to NetWeave Corporation. For the year ended July 31, 1997, the NetWeave Licensing agreement generated revenues of $105,000. During 1997, the Company paid $20,000 of royalties to NetWeave Corporation.

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS:

   The fair value of the Company's financial instruments approximates the carrying amounts.
                                    F-21

                                                                SCHEDULE II

                           VERTEX INDUSTRIES, INC.
                     VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996


                                                       Balance at    Additions      Deductions     Balance at
                                                        Beginning    Charged to         From           End of
                                                        of Period     Expense        Allowances        Period

Year Ended July 31, 1998-
 Deducted from accounts receivable for
   doubtful accounts                                    $75,985            $0               $0       $75,985
 Deducted from inventory as valuation
   allowance                                           $139,419       $96,000               $0      $235,419

Year Ended Ended July 31, 1997-
 Deducted from accounts receivable for
   doubtful accounts                                    $75,985            $0               $0       $75,985
 Deducted from inventory as
   valuation allowance                                  $34,619      $204,000          $99,200      $139,419

Year Ended July 31, 1996-
 Deducted from accounts
   receivable for doubtful accounts                     $75,985            $0               $0       $75,985
 Deducted from inventory as valuation
   allowance                                            $59,444       $48,000          $72,825       $34,619


                           SIGNATURES


          Pursuant to the requirements of Section 13  or  15
(d)  of the Securities Exchange Act of 1934, the Company has
duly  caused this report to be signed on its behalf  by  the undersigned, thereunto duly authorized.

Date:     October 28, 1998       VERTEX INDUSTRIES, INC.

                                   s/Ronald C. Byer
                              Chief Executive Officer,
                              President


          Pursuant  to  the requirements by  the  Securities
Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


October 28, 1998                   s/James Q. Maloy
                                   Chairman of the Board,
                                             and Director

October 28, 1998                   s/Ronald C. Byer
                                   Chief Executive Officer,
                                   President and Director

October 28, 1998                   s/Robert T.McLaughlin
                                   Chief Financial
                                   Officer and
                                   Treasurer

October 28, 1998                   s/Irwin Dorros
                                   Director

October 28, 1998                   s/Wilbur Highleyman
                                   Director

October 28, 1998                   s/George Powch
                                   Director
