Form 10-Q
period 1998-10-31
VERTEX INDUSTRIES INC
filed 1998-12-14
CIK 779681

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended October 31, 1998

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

                        Yes     X         No  ______


Common stock, par value $.005 per share: 5,161,979 shares outstanding as of December 14, 1998.

                           VERTEX INDUSTRIES, INC.

                                  FORM 10-Q

                               October 31, 1998


                                  I N D E X



                                                           PAGE

Part I.  Financial Information

     Item 1.  Financial Statements
     Balance Sheets-
     October 31, 1998 and July 31, 1998. . . . . . . . . . . 3

     Statements of Operations
     three months ended October 31, 1998 and 1997  . . . . . 5

     Statements of Changes in
     Stockholders' Equity - for the year ended
     July 31, 1998 and three months ended October 31, 1998.  6

     Statements of
     Cash Flows - three months
     ended October 31, 1998 and 1997 . . . . . . . . . . . . 7

     Notes to Financial Statements . . . . . . . . . . . . . 8

     Item 2.  Management's Discussion and Analysis
     of Financial Condition and  Results of Operations . . . 9

Part II - Other Information

     Item 6. Exhibits and Reports on form 8 - K  . . . . . .14

     Signatures  . . . . . . . . . . . . . . . . . . . . . .15

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            VERTEX INDUSTRIES, INC.
                                BALANCE SHEETS

                                    ASSETS
                                               October 31, 1998            July 31, 1998
                                                  (Unaudited)
CURRENT ASSETS:
     Cash and Cash Equivalents                      $539,128                  $631,362
      Accounts Receivable, Less Allowance
        for Doubtful Accounts of
         $75,985 at October 31, 1998 and
         July 31, 1998                             2,697,639                   837,399
     Notes and other receivables, net                 61,344                    67,344
     Inventories                                     795,741                   464,389
     Investment Securities                           212,111                   452,502
     Prepaid Expenses and
       other current assets                           31,020                    21,348
                                                  ___________               ___________
         Total Current Assets                      4,336,983                 2,474,344
                                                  ___________               ___________
 PROPERTY, EQUIPMENT,
                AND CAPITAL LEASES:
     Property and Equipment                        1,846,049                 1,799,526
     Capital Leases                                  141,757                   141,757
                                                  ___________               ___________
         Total Property, Equipment and
            Capital Leases                         1,987,806                 1,941,283
     Less:    Accumulated Depreciation and
                 Amortization                     (1,676,404)               (1,653,962)
                                                  ___________               ___________
     Net Property, Equipment
      and Capital Leases                             311,402                   287,321
                                                  ___________               ___________
OTHER ASSETS:
     Deferred tax asset                              243,200                   400,000
     Other Assets                                     66,401                    66,401
                                                  ___________               ___________
         Total Other Assets                          309,601                   466,401
                                                  ___________               ___________
     Total Assets                                 $4,957,986                $3,228,066
                                                  ===========               ===========

See notes to financial statements.

                             VERTEX INDUSTRIES, INC.
                                   BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                               October 31, 1998              July 31, 1998
                                                  (Unaudited)
CURRENT LIABILITIES:
     Loan Payable - Bank                            $100,000                         $0
     Current portion of obligations
         under capital leases                          5,792                      5,641
     Accounts payable                              1,800,608                    273,726
     Accrued Expenses and Other Liabilities          211,970                    257,094
     Deferred Revenue                                497,534                    343,612
                                                  ___________                  _________
          Total Current Liabilities                2,615,904                    880,073
                                                  ___________                  _________
LONG-TERM LIABILITIES:
     Obligations Under Capital Leases,
     Net of Current Portion                            9,918                     11,424
                                                  ___________                 __________
          Total Long-Term Liabilities                  9,918                     11,424
                                                  ___________                 __________

          Total Liabilities                        2,625,822                    891,497
                                                  ___________                 __________

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Preferred Stock, par value $.01
      per share 2,000,000 shares
          authorized; none issued
          and outstanding                                  0                          0
      Common Stock, par value $.005
           per share, authorized 20,000,000
           shares; issued 5,156,979 shares at
           October 31, 1998 and July 31,1998
          respectively                                25,785                     25,785

     Additional paid-in capital                    5,223,293                  5,223,293
     Accumulated Deficit                          (3,060,415)                (3,296,401)
     Accumulated other comprehensive income          188,670                    429,061
                                                  ___________               ____________
                                                   2,377,333                  2,381,738
      Less:  Treasury stock, 10,000
               shares at cost                        (45,169)                   (45,169)
                                                  ___________               ____________
        Total Stockholders' Equity                 2,332,164                  2,336,569
                                                  ___________               ____________
        Total Liabilities and
          Stockholders' Equity                    $4,957,986                 $3,228,066
                                                  ===========               ============

See notes to financial statements.

                   VERTEX INDUSTRIES, INC.
                  STATEMENTS OF OPERATIONS
                         (Unaudited)
                                        Three Months Ended
                                           October 31
                                        1998          1997
OPERATING REVENUES                    $2,692,970    $652,993

COST OF SALES                         1,750,868      393,894
                                      __________   __________
GROSS PROFIT                            942,102      259,099

OPERATING EXPENSES:
 Selling and Administrative             393,394      410,032
 Research and Development               159,544      122,363
                                     ___________   __________
 Total Operating Expenses               552,938      532,395
                                     ___________   __________
OPERATING INCOME (LOSS)                 389,164     (273,296)

OTHER INCOME (EXPENSE):
 Interest Income                          5,637        6,662
 Interest Expense                       (1,490)       (1,029)
                                     ___________   __________
 Net Other Income                         4,147        5,633
                                     ___________   __________
 Income(Loss)Before Income Taxes        393,311     (267,663)

     Income Tax Provision               157,325            0
                                     ___________   __________
Net Income (loss)                      $235,986    ($267,663)
                                     ===========   ==========
Net Income (loss) per share of
Common Stock:
                           Basic           $.05       $(.05)
                         Diluted           $.04       $(.05)


Weighted Average Number of
Shares Outstanding
                           Basic      5,146,979    5,128,140
                         Diluted      5,553,302    5,128,140

See notes to financial statements.

                                                    VERTEX INDUSTRIES, INC.
                                     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                        Accumulated
                                             Additional                                    Other
                             Common Stock      Paid-In  Accumulated    Comprehensive   Comprehensive    Treasury
                            Shares    Amount   Capital     Deficit         Income          Income          Stock     Total
                           ______    ______  __________  ___________    _____________   _____________   __________  _________
BALANCE July 31, 1997     5,137,979  $25,690  $5,201,138 ($3,344,847)           $0                $0     ($50,569)   $1,831,412

Issuance of stock in
consideration of services    19,000       95      22,155                                                                 22,250

Other comprehensive
income, net of tax

   Net income                                                 48,446        48,446                                       48,446

   Unrealized gain on
   investment securities                                                   429,061          429,061                     429,061
                                                                        ___________
Comprehensive income                                                       477,507
                                                                        ===========
Decrease in treasury stock                                                                        0         5,400         5,400
                          _________ _________ ___________ ___________                  _____________   ___________   __________
BALANCE July 31, 1998     5,156,979  $25,785  $5,223,293 ($3,296,401)                      $429,061      ($45,169)   $2,336,569

Three months ended
October 31, 1998
(Unaudited)

Other comprehensive
income, net of tax

    Net income for the three
    months ended October 31,
    1998                                                     235,986       235,986                                      235,986

    Unrealized loss on
    investment securities                                   (240,391)     (240,391)                                    (240,391)
                                                                        ____________

Comprehensive loss                                                          (4,405)
                           _________ _________ _________  _____________ ============   _____________     ___________  _________
BALANCE  October 31, 1998  5,156,979 $25,785  $5,223,293   ($3,060,415)                    $188,670      ($45,169)   $2,332,164
                          ========= =========  =========  =============               =============     ===========  ==========

See notes to financial statements.

                      VERTEX INDUSTRIES, INC.
                     STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                                                           Three Months Ended
                                                         October 31,   October 31,
                                                            1998         1997
Cash Flows from Operating Activities:
 Net Income (loss)                                       $235,986      ($267,663)
                                                        ___________    __________
  Adjustments to reconcile net
income (loss) to net cash (used for)
  provided by operating activities:
     Depreciation and amortization                         22,442        42,675
     Common stock issued for services                           0         4,688
     Deferred taxes                                       156,800             0
 (Increase) or decrease in operating
assets:
     Accounts receivable, net                          (1,860,240)      (28,349)
     Inventories                                         (331,352)        74,227
     Notes and other receivables                            6,000        17,307
     Prepaid expenses and other current assets             (9,672)           191
  Increase or (decrease) in operating
  liabilities:
     Accounts payable                                   1,526,882         21,789
     Deferred revenue                                     153,922         46,352
     Accrued expenses and other liabilities               (45,124)       (22,232)
                                                       ____________    ___________
  Net adjustments to reconcile net income (loss)
  to net cash used for by operating activities           (380,342)       156,648
                                                       ____________    ___________
  Net cash used for by operating activities              (144,356)      (111,015)
                                                       ____________    ___________
Cash Flows from Investing Activities:
  Additions to property and equipment                     (46,523)        (4,583)
 (Increase) decrease in other assets                            0            133
                                                       ____________    ___________
  Net cash used for investing activities                  (46,523)        (4,450)
                                                       ____________    ___________
Cash Flows from Financing Activities:
  Payment of long term debt                                     0           (700)
  Payment of capitalized lease obligations                 (1,355)        (6,420)
  Proceeds from bank loan                                 100,000              0
                                                       ____________     ___________
  Net cash (used for) provided by
financing activities                                       98,645         (7,120)
                                                       ____________     ___________
  Net (Decrease) Increase in Cash                         (92,234)      (122,585)

Cash and Cash Equivalents at Beginning of year            631,362        608,553
                                                       ____________     ___________
Cash and Cash Equivalents at End of Period               $539,128       $485,968
                                                       ============     ===========

See notes to financial statements.

                           VERTEX INDUSTRIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the annual financial statements including the footnotes thereto, included in the Vertex Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended July 31, 1998. In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, the results of operations and cash flows of the Company for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

2.   Income Taxes

     At July 31, 1998 the Company had net operating loss ("NOLs") carryforwards available to offset future taxable income of approximately $4.5 million and $3.6 million for Federal and state tax purposes, respectively. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences. As of October 31, 1998, the Company had a deferred tax asset valuation allowance of approximately $1.4 million with a net deferred tax asset of approximately $243,200.

     In assessing the realizability of the $243,200 net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating losses. Management believes that the $243,200 net deferred tax asset represents a reasonable estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

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

4.     Comprehensive Income

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

     The Company has classified its investment securities as
     available for sale.   Such securities are measured at fair
     value in the financial statements based on quoted market
     prices with unrealized gains and losses included in
     stockholders' equity.   The company currently owns 226,251
     shares of Mortgage Plus Equity and Loan Corp., (OTCBB:MPEH), a mortgage banking company. The Company has reduced its unrealized gain on investment securities to $188,670 as of October 31, 1998 based on the then current stock price of $.906 per share. The above unrealized gain is considered comprehensive income and is a component of stockholders' equity.

5.   Loan Payable - Bank

     In September 1998 the Company obtained a $600,000 working capital line of credit from a New Jersey Bank. The interest rate is prime plus 1% the line expires on February 28, 1999 and the Company is restricted to using the line for the Bell Atlantic contract. The line is secure by Company assets which includes 226,251 shares of MPEH stock.

     At October 31, 1998 the loan balance was $100,000.

ITEM 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

Results of Operations

Three months ended October 31, 1998 compared with three months ended October 31, 1997.

Overview

The Company experienced a significant increase in operating revenues and recorded net income of $235,986 for the quarter ended October 31, 1998, compared to a net loss of $267,663 for the same period last year. The increase in operating revenues is primarily due to the Company's contract to upgrade Bell Atlantic's Data Collection devices and coin collection systems. There were no material increases or decreases in the Company's other product lines. The NetWeave license agreement generated approximately $104,000 in operating revenues for the quarter ended October 31, 1998 as compared to $134,000 for the same period last year.


Net Income

The Company recorded net income of $235,986 for the quarter ended October 31, 1998 as compared to a net loss of $267,663 for the same period last year. The net income is attributed to a significant increase in operating revenues of approximately $2,039,977. Operating expenses increased approximately $20,543 or 4% for the three months ended October 31, 1998 compared to the same period last year.


Operating Revenues

Operating Revenues increased $2,039,977 to $2,692,970 for the quarter ended October 31, 1998, compared to $652,993 for the same period last year. The increase in operating revenue is attributed to the Company's contract with Bell Atlantic to upgrade its data collection devices and coin collection software. The Company's other product lines remained relatively flat. The NetWeave license agreement generated approximately $104,000 in revenue for the quarter ended October 31, 1998 as compared to $134,000 for the same period in 1998. The Company has added new software and hardware products to its product offerings which include a complete warehouse management system, a message brokering software product and an e-commerce product, "evolve". The Company expects increased revenues in future periods from these products.

Cost of Sales

Cost of Sales increased to 65% of revenues for the first quarter of fiscal 1998 compared to 60% for the same period last year.
The increase is due to a change in the sales mix from higher margin products to lower margin products.

Operating Expenses

Operating expenses increased $20,543 or 4% to $552,938 for the first quarter of fiscal 1999 compared to $532,395 for the same period in
1998.  Selling and administrative expenses  decreased approximately
$17,000 or 4% to $393,394 for the quarter ended October 31, 1998 as compared to $410,032 for the same period in 1997. Research and development expenses increased $37,181 or 30% to $159,544. The decrease in selling and administrative expense is  primarily due to operating costs associated
with the NetWeave license  agreement.   In  an effort to  reduce  expenditures
the Company closed the NetWeave Philadelphia, Pennsylvania office on December 31, 1997 and consolidated that operation into its Clifton NJ office. The increase in research and development expenses is due to the hiring of additional personnel and consultants to develop and support the Company's existing and future products. The Company continues its effort to streamline operations and reduce operating expenses.

Other Income and Expenses

Net other income was $4,147 for the quarter ended October 31, 1998 compared to $5,633 for last year. The decrease of $1,486 is comprised of a decrease in interest income of $1,025 and an increase in interest expense of $461, as compared to the same period last year.

Income Tax Provision

The Company recorded an income tax provision of $157,325 for the quarter ended October 31, 1998 as compared to no income tax provision for the same period last year. See footnote 2 on page
8 for additional information on income taxes.

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

The Company has conducted a review of the above areas to determine exposure to Year 2000 issues. In the financial and information system areas, a number of  applications  have  been identified  as  being  Year 2000
compliant due  to  their  recent implementation.   The  Company's  core
financial and reporting systems are Year 2000 compliant. Tests on the remaining systems are being performed. The Company anticipates completing these tests in early 1999.

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

The Year 2000 readiness of the Company's customers varies and the Company is actively encouraging its customers to prepare their own systems for the Year 2000. The Company's major customer, Bell Atlantic, has tested the
Company  supplied   software, BridgeNet, in conjunction with their internal
systems and found BridgeNet to be Year 2000 compliant. Efforts by customers to address Year 2000 issues may absorb a substantial part of their information technology budgets in the near term and customers may either delay or accelerate the deployment and implementation of new applications and systems. This could potentially decrease demand for the Company's products and services and thereby effect the Company's operating revenues.

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


Liquidity and Capital Resources

At October 31, 1998 the Company had $539,128 in cash and cash equivalents compared to $631,362 at July 31, 1998. Working Capital and the current ratio were $1,721,079 and 1.66 to 1 at October 31, 1998 versus $1,594,271 and 2.81 to 1 at July 31,
1998. Net cash used for operating activities was $144,356 in the first three months of fiscal 1998.

Capital expenditures were approximately $46,523 and $4,583 for the three month periods ended October 31, 1998 and 1997, respectively.

In September 1998 the Company obtained a $600,000 capital working capital line of credit from a New Jersey bank. The interest rate is prime plus 1% and the line expires on February 28, 1999. The Company is restricted to using the line of credit for the Bell Atlantic contract. The Company intends to extend the line upon the February 28, 1999 expiration date.

                       VERTEX INDUSTRIES, INC.


Part II - Other Information


Item 6.   Exhibits and Reports on Form 8 - K

          (a)  None
          (b)  There have been no reports filed
               on form 8 - K for the quarter ended
               October 31, 1998

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



 December 14, 1998