Form 10-Q
period 1999-01-31
VERTEX INDUSTRIES INC
filed 1999-03-15
CIK 779681

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For quarter ended January 31, 1999

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

                  Yes     X         No  ______

Common stock, par value $.005 per share: 5,186,979 shares outstanding as of March 15, 1999.

                     VERTEX INDUSTRIES, INC.

                            FORM 10-Q

                        January 31, 1999

                            I N D E X

                                                        PAGE

Part I.  Financial Information

         Item 1.  Financial Statements
         Balance Sheets-
         January 31, 1999 and July 31, 1998. . . . . .  . 3

         Statements of Operations
         three and six months ended January 31, 1999
         and 1998 . . . . . . . . . . . . . . . . . . . . 5

         Statements of Changes in
         Stockholders' Equity - for the year ended
         July 31, 1998 and six months ended
         January 31, 1999. . . . . . . . . . . . . . . . .6

         Statements of Cash Flows - six months
         ended January 31, 1999 and 1998 . . . . . . . . .7

         Notes to Consolidated Financial Statements. . . .8

         Item 2.  Management's Discussion and Analysis
         of Consolidated Financial Condition and
         Results of Operations . . . . . . . . . . . . . 10

Part II - Other Information

        Item 6. Exhibits and Reports on form 8 - K .  . 16

         Signatures . . . . . . . . . . . . . . . . . . 17

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     VERTEX INDUSTRIES, INC.
                          BALANCE SHEETS
                             ASSETS
                                                January 31, 1999   July 31, 1998
                                                   (Unaudited)
CURRENT ASSETS:
     Cash and Cash Equivalents                     $1,008,191        $631,362
         Accounts Receivable, Less Allowance
        for Doubtful Accounts of $70,785 and
        $75,985 at January 31, 1999 and
        July 31, 1998                               1,866,547         837,399
     Notes and other receivables, net                  63,405          67,344
     Inventories                                      405,287         464,389
     Investment Securities                            169,688         452,502
     Prepaid Expenses and
       other current assets                            38,369          21,348
                                                   -----------     -----------
         Total Current Assets                       3,551,487       2,474,344
                                                   -----------     -----------
PROPERTY, EQUIPMENT,
           AND CAPITAL LEASES:
     Property and Equipment                         1,877,175       1,799,526
     Capital Leases                                   141,757         141,757
                                                   -----------     -----------
        Total Property, Equipment and
            Capital Leases                          2,018,932       1,941,283
     Less:    Accumulated Depreciation and
                 Amortization                      (1,701,104)     (1,653,962)
                                                   -----------     ------------
    Net Property, Equipment
      and Capital Leases                              317,828         287,321
                                                   -----------     ------------
OTHER ASSETS:
     Deferred tax asset                               119,000         400,000
     Other Assets                                      81,432          66,401
                                                   -----------     ------------
         Total Other Assets                           200,432         466,401
                                                   -----------     ------------
     Total Assets                                  $4,069,747      $3,228,066
                                                  ============     ============

See notes to financial statements.

                            VERTEX INDUSTRIES, INC.
                                 BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                             January 31, 1999    July 31, 1998
                                                (Unaudited)
CURRENT LIABILITIES:
     Current portion of obligations
         under capital leases                     $5,947                5,641
     Accounts payable                            891,966              273,726
     Accrued Expenses and Other Liabilities      267,246              257,094
     Deferred Revenue                            391,707              343,612
                                               ----------           ----------
          Total Current Liabilities            1,556,866              880,073
                                               ----------           ----------
LONG-TERM LIABILITIES:
      Obligations Under Capital Leases,
     Net of Current Portion                        8,372               11,424
                                               ----------           -----------
          Total Long-Term Liabilities              8,372               11,424
                                               ----------           -----------

          Total Liabilities                    1,565,238              891,497
                                               ----------           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred Stock, par value $.01
      per share 2,000,000 shares
          authorized; none issued
          and outstanding                           --                     --
      Common Stock, par value $.005
           per share, authorized 20,000,000
           shares; issued 5,196,979 and
           5,156,979 shares at January 31, 1999
           and July 31,1998 respectively          25,985               25,785

     Additional paid-in capital                5,253,393            5,223,293
     Accumulated Deficit                      (2,875,948)          (3,296,401)
     Accumulated other comprehensive income      146,248              429,061
                                              ----------           -----------
                                               2,549,678            2,381,738
      Less:  Treasury stock, 10,000
               shares at cost                    (45,169)             (45,169)
                                              ----------           -----------
        Total Stockholders' Equity             2,504,509            2,336,569
                                              ----------           -----------
        Total Liabilities and
          Stockholders' Equity                $4,069,747           $3,228,066
                                             ===========           ===========

See notes to financial statements.

                          VERTEX INDUSTRIES, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                                          Three Months Ended Jan. 31     Six Months Ended Jan. 31
                                            1999            1998         1999            1998

OPERATING REVENUES                        $2,311,510      $885,212     $5,004,480      $1,538,205

COST OF SALES                              1,414,115       449,540      3,164,983         843,434
                                          ----------      ---------    ----------      ----------
GROSS PROFIT                                 897,395       435,672      1,839,497         694,771
                                          ----------      ---------    ----------      ----------
OPERATING EXPENSES:
          Selling and Administrative         438,741       365,042        832,135         775,074
          Research and Development           166,034       100,564        325,578         222,927
                                          ----------      ---------    -----------     ----------
     Total Operating Expenses                604,775       465,606      1,157,713         998,001
                                          ----------      ---------    -----------     -----------
OPERATING INCOME (LOSS)                      292,620       (29,934)       681,784        (303,230)
                                          ----------      ---------    -----------     -----------

OTHER INCOME AND (EXPENSES):
          Interest Income                     19,156         6,883         24,793          13,545
          Interest Expense                    (3,109)         (673)        (4,599)         (1,702)
                                          -----------     ----------   -----------     -----------
          Net Other Income                    16,047         6,210         20,194          11,843
                                          -----------     ----------   -----------     -----------
     Income (Loss) Before Income Taxes       308,667       (23,724)       701,978        (291,387)
                                          -----------     ----------   -----------     -----------
     Income Tax Provision                    124,200           --         281,525             --
                                          -----------     ----------   -----------     -----------
Net Income (loss)                           $184,467      ($23,724)      $420,453       ($291,387)
                                          ===========     ==========   ===========     ===========
Net Income (loss) per share of
Common Stock
                   Basic                        $.04          $.00           $.08           ($.06)
                   Diluted                      $.03          $.00           $.07           ($.06)

Weighted Average Number of
Shares Outstanding
                   Basic                   5,170,838     5,134,618      5,163,908       5,131,384
                   Diluted                 5,779,211     5,134,618      5,778,762       5,131,384


See notes to financial statements.

                          VERTEX INDUSTRIES, INC.
               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                Accumulated
                                                     Additional                                    Other
                                 Common Stock         Paid-In      Accumulated  Comprehensive  Comprehensive Treasury
                             Shares      Amount       Capital        Deficit       Income         Income       Stock      Total
                             ------------------    ----------     ------------   -----------   ------------ ----------- ----------
BALANCE July 31, 1997        5,137,979  $25,690    $5,201,138     ($3,344,847)          $0           $0    ($50,569)   $1,831,412

Issuance of stock in
consideration of services       19,000       95        22,155                                                              22,250

Other comprehensive income,
net of tax

     Net income                                                        48,446       48,466                                 48,446

     Unrealized gain on
     investment securities                                                         429,061      429,061                   429,061
                                                                                  ----------
Comprehensive income                                                               477,507
                                                                                 ===========
Decrease in treasury stock                                                                            0       5,400         5,400
                             ---------  -------    ----------     -----------                  ---------   ---------    ----------
BALANCE July 31, 1998        5,156,979  $25,785    $5,223,293     ($3,296,401)                 $429,061    ($45,169)   $2,336,569

Six months ended January 31,
1999 (Unaudited)

Exercise of stock options       40,000      200        30,000                                                              30,300
Other comprehensive
income, net of tax
     Net income for the six
     months ended January
     31, 1999                                                         420,453      420,453                                420,453

     Unrealized loss on
     investment securities                                                        (282,813)     (282,813)                (282,813)
                                                                                  ---------
Comprehensive income                                                               137,640
                             ---------  -------    ----------     ------------    =========     --------   ---------   ----------
BALANCE January 31, 1999     5,196,979  $25,985    $5,253,393     ($2,875,948)                  $146,248   ($45,169)   $2,504,509
                             =========  ========   ==========     ============                  ========   ========    ==========

See notes to financial statements.

                            VERTEX INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                          Six Months Ended
                                                January 31, 1999     January 31, 1998
Cash Flows from Operating Activities:
    Net Income                                       $420,453           ($291,387)
       Adjustments to reconcile net income to
       net cash (used for) provided by
       operating activities:
               Depreciation and amortization           47,143              85,349
               Deferred taxes                         281,000                  --
      (Increase) or decrease in operating
       assets:
               Accounts receivable, net            (1,029,148)           (173,150)
               Inventories                             59,102             107,622
               Notes and other receivables              3,939              15,550
               Prepaid expenses and other
               current assets                         (17,021)             12,326
       Increase or (decrease) in operating
       liabilities:
               Accounts payable                       618,240              48,067
               Deferred revenue                        48,095              65,773
               Accrued expenses and other liabilities  10,152              33,663
                                                    ----------           ---------
    Net adjustments to reconcile net income to
    net cash provided by (used for)
    operating activities                               21,502             203,950
                                                    ----------           ---------
    Net cash provided by (used for)
    operating activities                              441,955             (87,437)
                                                    ----------           ----------
Cash Flows from Investing Activities:
   (Increase) decrease)additions to property
     and equipment                                    (77,649)            (20,509)
   (Increase) decrease in other assets                (15,031)               (238)
                                                    -----------          ----------
    Net cash used for investing activities            (92,680)            (20,747)
                                                    -----------          ----------
Cash Flows from Financing Activities:
    Payment of long term debt or leave                     --              (1,400)
    Payment of capitalized lease obligations           (2,746)            (10,372)
    Proceeds from issuance of common stock             30,300                  --
                                                    -----------          ----------
    Net cash provided by (used for)
    financing activities                               27,554             (11,772)
                                                   -------------         ----------
Net Increase in Cash                                  376,829            (119,956)
Cash and Cash Equivalents at Beginning of Year        631,362             608,553
                                                  --------------         ----------
Cash and Cash Equivalents at End of Period          1,008,191            $488,597
                                                 ===============         ==========

See notes to the financial statements.

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

2.   Income Taxes

     At July 31, 1998 the Company had net operating loss ("NOLs") carryforwards available to offset future taxable income of approximately $4.5 million and $3.6 million for Federal and state tax purposes, respectively. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences. As of January 31, 1999 the Company had a deferred tax asset valuation allowance of approximately $1.5 million with a net deferred tax asset of approximately $119,000.

     In assessing the realizability of the $119,000 net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating losses. Management believes that the $119,000 net deferred tax asset represents a reasonable estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

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

4.     Comprehensive Income

     In  June  1997,  the  Financial Accounting  Standards  Board
     (FASB) issued SFAS No. 130. Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     The Company has classified its investment securities as available for sale. Such securities are measured at fair value in the financial statements based on quoted market prices with unrealized gains and losses included in stockholders' equity. The company currently owns 226,251 shares of Mortgage Plus Equity and Loan Corp., (OTCBB:MPEH), a mortgage banking company. The Company has reduced its unrealized gain on investment securities to $169,688 as of January 31, 1999 based on the then current stock price of $.75 per share. The above unrealized gain is considered comprehensive income and is a component of stockholders' equity.

5.   Loan Payable - Bank

     In September 1998 the Company obtained a $600,000 working capital line of credit from a New Jersey Bank. The interest rate is prime plus 1%. The line expires on February 28, 1999 and the Company is restricted to using the line for the Bell Atlantic contract. The line is secured by Company assets which includes 226,251 shares of MPEH stock. As of January 31, 1999 there was no balance due on such loan.

ITEM  2.    Management's Discussion and Analysis of  Consolidated
            Financial Conditions and Results of Operations

Results of Operations

Three months ended January 31, 1999 compared with three months ended January 31, 1998.

Overview

     The Company experienced a 160% increase in operating revenues and recorded net income of $184,467 or $.04 basic earnings per share and $.03 diluted earnings per share for the quarter ended January 31,1999, compared to a net loss of $23,724 or $.00 per share for the same period in 1998. The increase in operating revenues is primarily due to the Company's contract to upgrade Bell Atlantic's Data Collection devices and coin collection systems. The increase in net income is due to the increase in operating revenues from the above-mentioned contract.

Net Income

      The Company recorded net income of $184,467 for the quarter ended January 31, 1999 as compared to a net loss of $23,724 for the same period last year. The increase in net income is attributed to a significant increase in operating revenues of approximately $1,426,298. Operating expenses increased approximately $139,169 or 30% for the three months ended January 31, 1999 compared to the same period last year.

Operating Revenues

     Operating Revenues increased $1,426,298 to S2,311,510 for the quarter ended January 31, 1999, compared to $885,212 for the same period last year. The increase in operating revenues is attributed to the Company's contract with Bell Atlantic to upgrade its data collection devices and coin collection software. In addition, revenue from the Company's weighing product line increased approximately $152,000 while the Company's other product lines remained relatively flat for the quarter ended January 31, 1999, as compared to the same period in 1998. The NetWeave license agreement generated approximately $149,000 in revenues for the quarter ended January 31, 1999 as compared to $382,000 for the same period in 1998. The Company has added new software and hardware products to its product offerings, which include a complete warehouse management system, a message brokering software product and an e-commerce product, "evolve". The Company expects increased revenues in future periods from these products.

Cost of Sales

     Cost  of  Sales increased to 61% of revenues for the  second quarter  of fiscal 1999 compared to 51% for the same period  last
year.   The  increase is due to a change in the  sales  mix  from
higher margin products to lower margin products.

Operating Expenses

     Operating expenses increased 30% to $604,775 for the second quarter of fiscal 1999 compared to $465,606 for the same period in 1998. Selling and administrative expenses increased approximately $73,699 or 17% to $438,741 for the quarter ended January 31, 1999 as compared to $365,042 for the same period in 1998. Research and development expenses increased $65,470 or 65% to $166,034. The increase in selling and administrative expenses is due to commissions on the Bell Atlantic contract, salary increases and increases in normal operating expenses. The increase  in  research and development expenses  is  due  to  the hiring of additional personnel and consultants to develop and support the Company's existing and future products. The Company continues its effort to streamline operations and control operating expenses in line with operating revenues.

Other Income and Expenses

     Net other income was $16,047 for the quarter ended January 31, 1999 compared to $6,210 for last year. The increase of $9,837 is comprised of an increase in interest income of $12,273 and an increase in interest expense of $3,782, as compared to the same period last year. The increase in interest income is due the Company having additional funds invested in its money market account. The increase in interest expense is due to the Company's working capital line of credit.

Income Tax Provision

     The Company recorded an income tax provision of $124,200 for the quarter ended January 31, 1999 as compared to no income tax provision for the same period last year. See footnote 2 on page
8 for additional information on income taxes.

Six  Month Ended January 31, 1999 compared with six months  ended
January 31, 1998.

Overview

     The Company's operating revenues increased substantially to $5,004,480 for the six months ended January 31, 1999 as compared to operating revenues of $1,538,205 for the same period in 1998. The increase in operating revenues is primarily due to the Bell Atlantic contract as previously disclosed. In addition, the Company's weighing product line generated operating revenues of approximately $728,150 for the six months ended January 31, 1999 as compared to $605,265 for the same period in 1998. The
Company's other product lines remained relatively flat. The NetWeave product line generated operating revenues of approximately $254,000 for the six months January 31, 1999 as compared to $516,000 for the same period in 1998. The Company recorded net income of $420,453 or $.08 per share basic and $.07 per share diluted for the six months ended January 31, 1999 as compared to a net loss of $291,387 or $.06 per share basic and diluted for the same period in 1998. The increase in net income is attributed to an increase in operating revenues coupled with an increase in operating expenses for the six months ended January 31, 1999 as compared to the same period in 1998.

Net Income

      The Company recorded net income of $420,453 or $.08 per share basic and $.07 per share diluted for the six months ended January 31, 1999, compared to a net loss of $291,387 or $.06 per share for the same period in 1998. The increase in net income is primarily attributed to the increase in operating revenues from the Bell Atlantic contract.

Operating Revenues

     Operating revenues increased $3,466,275 to $5,004,480 for the six months ended January 31, 1999 compared to $1,538,205 in the same period last year. The increase is due to operating revenues from the Bell Atlantic contract and increased operating revenues from the Company's weighing product line.

Cost of Sales

     Cost of Sales increased to 63% of revenues for the six months ended January 31, 1999, compared to 55% for the same period in 1998. The increase in cost of sales is attributed to a change in the sales mix from software related products to hardware related products. The Bell Atlantic contract was approximately 90% hardware and 10% software.

Operating Expenses

     Operating expenses increased 16% or $159,712 to $1,157,713 for the six months ended January 31, 1999 compared to $998,001 for the same period in 1998. The increase is comprised of an increase of $57,061 or 7% in selling and administrative expenses. The increase in selling and administrative expense is primarily due to commissions associated with the Bell Atlantic contract and salary increases. The increase is also comprised of an increase in Research and Development expenses of $102,651 or 46% for the six months ended January 31, 1999, as compared to the same period in 1998. The increase is due to the hiring of additional personnel in addition to the reduction in software related jobs in which personnel within the R&D department would be working on and would be allocated to cost of sales.

Net Other Income (Expenses)

     Net other income increased $8,351 to $20,194 for the six months ended January 31, 1999, compared to net other income of $11,843 for the same period in 1998. The increase is due to an increase of $11,248 in interest income coupled with an increase of $2,897 in interest expense. The increase in interest income is due to additional funds invested in the Company's money market account. The increase in interest expense is from the Company's working capital line of credit.

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

       In  the  software  and  hardware  area,  the  Company  has identified  areas of exposure. The original version of  Netweave, which is no longer sold, has been determined not to be Year  2000 compliant.

      The Company is presently developing an upgrade to the old version of Netweave, which is Year 2000 compliant, which will be supplied to the customers currently using this old version of Netweave.

      The  Company will supply all BridgeNet customers  with  the
processing  code  to insure Year 2000 compliance.   Both  of  the
above upgrades will be available in 1999.

      In  the third-party area, the Company is in the process  of
assessing   the  Year  2000  readiness  of  its  key   suppliers,
subcontractors and business partners. This project has been undertaken with a view toward assuring that the Company has adequate resources for required supplies and components, and to enable the Company to identify potential Year 2000 non-compliance problems with hardware which it has sold but did not manufacture. The Company plans to complete this project in the first six months of 1999. Letters and questionnaires have been sent out and the Company is waiting for responses.

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


Liquidity and Capital Resources

     At January 31, 1999 the Company had $1,008,191 in cash and cash equivalents compared to $631,362 at July 31, 1998. Working Capital and the current ratio were $1,994,621 and 2.28 to 1 at January 31, 1999 versus $1,594,271 and 2.81 to 1 at July 31,
1998. Net cash provided by operating activities was $441,955 in the first six months of fiscal 1999.

     Capital expenditures were approximately $77,649 and $20,509 for the six month periods ended January 31, 1999 and 1998, respectively. Capital expenditures are primarily computer equipment and computer related products. For the six months ended January 31, 1999 the Company spent approximately $16,000 on leasehold improvements to its existing facility in Clifton, NJ. In addition, the Company purchased furniture and fixtures of approximately $46,000. The above purchases were made with future expansion plans of the Company.

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

                       VERTEX INDUSTRIES, INC.


Part II - Other Information


Item 6.   Exhibits and Reports on Form 8 - K

          (a)  None
          (b)  There have been no reports filed
               on form 8 - K for the quarter ended
               January 31, 1999

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              VERTEX INDUSTRIES, INC.

                                    Registrant




                         By  S/ Ronald C. Byer
                             Ronald C. Byer
                          President, Chief Executive Officer


March 15, 1999