Form 10-Q
period 1999-04-30
VERTEX INDUSTRIES INC
filed 1999-06-14
CIK 779681

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              Form 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarter ended April 30, 1999

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

                    Yes     X         No  ______


Common stock, par value $.005 per share: 5,216,979 shares outstanding as of June 14, 1999.

                       VERTEX INDUSTRIES, INC.

                              FORM 10-Q

                           April 30, 1999

                              I N D E X


                                                            PAGE

Part I.  Financial Information


        Item 1.   Financial Statements
        Balance Sheets-
        April 30, 1999 and July 31, 1998 . . . . . . . .  .      3

        Statements of Operations
        three and nine months ended April 30, 1999
        and 1998 . . . . . . . . . . . . . . . . . . . .  .      5

        Statements of Changes in
        Stockholders' Equity - for the year ended
        July 31, 1998 and nine months ended
        April 30, 1999 . . . . . . . . . . . . . . . . .  .      6

        Statements of Cash Flows - nine months ended
        April 30, 1999 and 1998. . . . . . . . . . . . .  .      7

        Notes to Consolidated Financial Statements . . .  .      8

        Item 2.  Management's Discussion and Analysis
        Of Consolidated Financial Condition and
        Results of Operations . . . . . . . . . . . . . . .     10

Part II -Other Information

        Item 1.     Legal Proceedings                           16

        Item 4.    Submission of Matters to Vote of
        Security Holders . . . . . . . . . . . . . . . .  .     16

        Item 6.    Exhibits and Reports on form 8-K . . . .     17

        Signatures . . . . . . . . . . . . . . . . . . .  .     18

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              VERTEX INDUSTRIES, INC.
                                  BALANCE SHEETS

                                      ASSETS
                                               April 30, 1999    July 31, 1998
                                                 (Unaudited)
CURRENT ASSETS:
     Cash and Cash Equivalents                   $1,028,774         $631,362
     Accounts Receivable, Less Allowance
        for Doubtful Accounts of $70,785 and
        $75,985 at April 30, 1999 and
        July 31, 1998                             1,068,314          837,399
     Inventories                                    431,677          464,389
     Investment Securities                          353,518          452,502
     Prepaid Expenses and
       other current assets                          96,560           88,692
                                                 ----------        ----------
         Total Current Assets                     2,978,843        2,474,344
                                                 ----------        ----------
PROPERTY, EQUIPMENT,
                AND CAPITAL LEASES:
     Property and Equipment                       1,898,897        1,799,526
     Capital Leases                                 141,757          141,757
                                                 ----------        ----------
        Total Property, Equipment and
            Capital Leases                        2,040,654        1,941,283
     Less:    Accumulated Depreciation and
                 Amortization                    (1,730,541)      (1,653,962)
                                                 -----------      ------------
    Net Property, Equipment
      and Capital Leases                            310,113          287,321
                                                 -----------      ------------
OTHER ASSETS:
     Deferred tax asset                              83,000          400,000
     Other Assets                                    86,385           66,401
                                                 -----------      ------------
         Total Other Assets                         169,385          466,401
                                                 -----------      ------------
     Total Assets                                $3,458,341       $3,228,066
                                                 ===========      ============

See notes to financial statements.

                           VERTEX INDUSTRIES, INC.
                              BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      April 30, 1999     July 31, 1998
                                                       (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                                       129,311           273,726
     Accrued Expenses and Other Liabilities                 301,269           262,735
     Deferred Revenue                                       253,423           343,612
                                                           --------          --------
          Total Current Liabilities                         684,003           880,073
                                                           --------          --------
OTHER LIABILITIES:                                            6,785            11,424
                                                           --------          --------
          Total Liabilities                                 690,788           891,497
                                                           --------          --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred Stock, par value $.01
     per share 2,000,000 shares
          authorized; none issued
          and outstanding
     Common Stock, par value $.005
          per share, authorized 20,000,000
          shares; issued 5,226,979 and
          5,156,979 shares at April 30, 1999
          and July 31,1998 respectively                      26,135            25,785

     Additional paid-in capital                           5,279,617         5,223,293
     Accumulated Deficit                                 (2,823,107)       (3,296,401)
     Accumulated other comprehensive income                 330,077           429,061
                                                         -----------       -----------
                                                          2,812,722         2,381,738
     Less:  Treasury stock, 10,000                       -----------       -----------
               shares at cost                               (45,169)          (45,169)
                                                         -----------       -----------
        Total Stockholders' Equity                        2,767,553         2,336,569
                                                         -----------       -----------
        Total Liabilities and
          Stockholders' Equity                           $3,458,341        $3,228,066
                                                         ===========       ===========

See notes to financial statements.

                           VERTEX INDUSTRIES, INC.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                    Three Months Ended April 30,     Nine Months Ended April 30,
                                        1999           1998             1999           1998
OPERATING REVENUES                  $1,190,271       $953,741        $6,194,751     $2,491,946

COST OF SALES                          473,972        475,097         3,638,955      1,318,531
                                     ----------      ---------       -----------    -----------
GROSS PROFIT                           716,299        478,644         2,555,796      1,173,415
                                     ----------      ---------       -----------    -----------
OPERATING EXPENSES:
    Selling and Administrative         465,120        370,304         1,297,255      1,145,378
    Research and Development           175,307        118,752           500,885        341,679
                                     ----------      ---------        ----------     ----------
 Total Operating Expenses              640,427        489,056         1,798,140      1,487,057
                                     ----------      ---------        ----------     ----------
OPERATING INCOME (LOSS)                 75,872        (10,412)          757,656       (313,642)
                                     ----------      ---------        ----------     ----------

OTHER INCOME AND (EXPENSES):
    Interest Income                     14,141          5,423            38,934         18,968
    Interest Expense                      (367)          (590)           (4,966)        (2,292)
                                      ---------      ---------        ----------     ----------
    Net Other Income                    13,774          4,833            33,968         16,676
                                      ---------      ---------        ----------     ----------
 Income (Loss) Before Income
  Taxes                                 89,646         (5,579)          791,624       (296,966)
                                      ---------      ---------        ----------     ----------
 Income Tax Provision                   36,805              0           318,330              0
                                      ---------      ---------        ----------     ----------
Net Income (loss)                      $52,841        ($5,579)         $473,294      ($296,966)
                                      =========      =========        ==========     ==========
Net Income (loss) per share of
Common Stock
                            Basic          $.01       ($0.00)              $.09         ($.06)
                          Diluted          $.01       ($0.00)              $.08         ($.06)

Weighted Average Number of
Shares Outstanding
                            Basic    5,207,204      5,135,107         5,178,023      5,132,598
                          Diluted    5,777,957      5,135,107         5,838,382      5,132,598

See notes to financial statements.

                            VERTEX INDUSTRIES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                             Accumulated
                                              Additional                                        Other
                       Common Stock             Paid-In    Accumulated      Comprehensive   Comprehensive   Treasury
                          Shares     Amount     Capital      Deficit            Income          Income       Stock       Total
BALANCE July 31, 1997    5,137,979   $25,690   $5,201,138  ($3,344,847)              $0           $0       ($50,569)  $1,831,412

Issuance of stock in        19,000        95       22,155                                                                 22,250

Other comprehensive income,
 net of tax
      Net income                                                48,446          48,446                                    48,446

     Unrealized gain on
     investment securities                                                     429,061       429,061                     429,061
                                                                              ---------
Comprehensive income                                                           477,507
                                                                             ==========
Decrease in treasury stock                                                                         0         5,400        5,400
                         ---------  -------   ----------   -----------                      --------     ---------    ----------
BALANCE July 31, 1998    5,156,979  $25,785   $5,223,293   ($3,296,401)                     $429,061      ($45,169)  $2,336,569

Nine months ended April 30,
1999 (Unaudited)

Exercise of stock options   70,000      350       56,324                                                                 56,674

Other comprehensive
income, net of tax

     Net income for the nine
     months ended April
     30, 1999                                                  473,294         473,294                                  473,294

     Unrealized loss on
     investment securities                                                     (98,984)        (98,984)                 (98,984)
                                                                               ---------

Comprehensive income                                                           374,310
                         ---------  -------   ----------  ------------        ==========      --------    ---------  ----------
BALANCE April 30, 1999   5,226,979  $26,135   $5,279,617  ($2,823,107)                        $330,077    ($45,169)  $2,767,553
                         =========  =======   ==========  ============                        ========    =========  ==========

See notes to financial statements.

                                                     VERTEX INDUSTRIES, INC.
                                                    STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
                                                                                                Nine Months Ended
                                                                                  April 30, 1999                April 30, 1998
Cash Flows from Operating Activities:
    Net Income (loss)                                                                 $473,294                    ($296,966)
       Adjustments to reconcile net income to                                     -------------                 ------------
       net cash provided by operating activities:
          Depreciation and amortization                                                 76,579                      119,956
          Common Stock issued for services                                                 --                         8,750
          Decrease in Treasury Stock                                                       --                         5,400
          Deferred taxes                                                               317,000                           --
      (Increase) or decrease in operating assets:
               Accounts receivable, net                                               (230,915)                     (69,295)
               Inventories                                                              32,712                      134,398
               Prepaid expenses and other
               current assets                                                           (7,868)                      35,893
       Increase or (decrease) in operating
       liabilities:
               Accounts payable                                                       (144,415)                      16,088
               Deferred revenue                                                        (90,189)                     (24,138)
               Accrued expenses and other liabilities                                   38,070                       78,752
                                                                                     ----------                  -----------
    Net adjustments to reconcile net income to
    net cash (used for) provided by
    operating activities                                                                (9,026)                     305,804
                                                                                     ----------                  -----------
    Net cash provided by operating activities                                          464,268                        8,838
                                                                                     ----------                  -----------
Cash Flows from Investing Activities:
   (Increase)additions to property
     and equipment                                                                     (99,371)                     (36,826)
   (Increase) in other assets                                                          (19,984)                     (13,323)
    Other                                                                                   --                        7,131
                                                                                     ----------                   ----------
    Net cash used for investing activities                                            (119,355)                     (43,018)
                                                                                     ----------                   ----------
Cash Flows from Financing Activities:
    Payment of long term debt                                                               --                       (2,100)
    Payment of capitalized lease obligations                                            (4,175)                     (13,210)
    Proceeds from issuance of common stock                                              56,674                           --
                                                                                     ----------                   -----------
    Net cash provided by (used for)
    financing activities                                                                52,499                      (15,310)
                                                                                    -----------                   -----------
Net Increase (decrease) in Cash                                                        397,412                      (49,490)
Cash and Cash Equivalents at Beginning of Year                                         631,362                      608,553
                                                                                  -----------                     ----------
Cash and Cash Equivalents at End of Period                                          $1,028,774                     $559,063
                                                                                   ===========                    ==========
See notes to the financial statements.

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


2.   Income Taxes

     At July 31, 1998 the Company had net operating loss ("NOLs") carryforwards available to offset future taxable income of approximately $4.5 million and $3.6 million for Federal and state tax purposes, respectively. Realization of the future tax benefits associated with the NOLs is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Future levels of operating income and taxable income are dependent upon general economic conditions, competitive pressures on sales and margins and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of all of the NOLs and reversals of temporary differences. As of April 30, 1999 the Company had a deferred tax asset valuation allowance of approximately $1.5 million with a net deferred tax asset of approximately $83,000.

     In assessing the realizability of the $83,000 net deferred tax asset, the Company has considered numerous factors, including its future operating plans and its recent history of operating losses. Management believes that the $83,000 net deferred tax asset represents a reasonable estimate of the future utilization of the NOLs and the Company will continue to evaluate the likelihood of future profits and the necessity of future adjustments to the deferred tax asset valuation allowance.

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

     The Company has classified its investment securities as available for sale. Such securities are measured at fair value in the financial statements based on quoted market prices with unrealized gains and losses included in stockholders' equity. The company currently owns 226,251 shares of Mortgage Plus Equity and Loan Corp., (OTCBB:MPEH), a mortgage banking company. The Company has reduced its unrealized gain on investment securities to $330,077 as of April 30, 1999 based on the then current stock price of $1.562 per share. The above unrealized gain is considered comprehensive income and is a component of stockholders' equity.

5.   Loan Payable - Bank

     In  September  1998  the  Company obtained  a  $600,000  working
     capital  line  of credit from a New Jersey Bank.   The  interest
     rate was prime plus 1%. The line expired on February 28, 1999.

ITEM 2. Management's Discussion and Analysis of Consolidated Financial Conditions and Results of Operations


Results of Operations

Three  months  ended April 30, 1999 compared with three months  ended
April 30, 1998.

Overview

     The Company experienced a 25% increase in operating revenues and recorded net income of $52,841 or $.01 basic and diluted earnings per share for the quarter ended April 30,1999, compared to a net loss of $5,579 or $.00 per share for the same period in 1998. The increase in operating revenues is primarily due to the Company's contract to upgrade Bell Atlantic's Data Collection devices and coin collection systems. The increase in net income is due to the increase in operating revenues from the above-mentioned contract.

Net Income

     The Company recorded net income of $52,841 for the quarter ended April 30, 1999 as compared to a net loss of $5,579 for the same period last year. The increase in net income is attributed to a significant increase in operating revenues of approximately $236,530. Operating expenses increased approximately $151,371 or 31% for the three months ended April 30, 1999 compared to the same period last year.

Operating Revenues

     Operating Revenues increased $236,530 to $1,190,271 for the quarter ended April 30, 1999, compared to $953,741 for the same period last year. The increase in operating revenues is attributed to the Company's contract with Bell Atlantic to upgrade its data collection devices and coin collection software. Revenue from the NetWeave license agreement generated approximately $464,000 in revenues for the quarter ended April 30, 1999 as compared to $288,000 for the same period in 1998. In addition, revenue from the Company's weighing product line increased approximately $67,000 while the Company's other product lines remained relatively flat for the quarter ended April 30, 1999, as compared to the same period in 1998. The Company has added new software and hardware products to its product offerings, which include a complete warehouse management system, a message brokering software product and an e-commerce product, "evolve". The Company expects increased revenues in future periods from these products.

Cost of Sales

     Cost of Sales decreased to 40% of revenues for the third quarter of fiscal 1999 compared to 50% for the same period last year. The decrease is due to a change in the sales mix from lower margin products to higher margin products.

Operating Expenses

     Operating expenses increased 31% to $640,427 for the third quarter of fiscal 1999 compared to $489,056 for the same period in 1998. Selling and administrative expenses increased approximately $94,816 or 26% to $465,120 for the quarter ended April 30, 1999 as compared to $370,304 for the same period in 1998. Research and development expenses increased $56,555 or 48% to $175,307 as compared to $118,752 for the same period in 1998. The increase in selling and administrative expenses is due to commissions on the Bell Atlantic contract, salary increases and increases in normal operating expenses. The increase in research and development expenses is due to the hiring of additional personnel and consultants to develop and support the Company's existing and future products. The Company continues its effort to streamline operations and control operating expenses in line with operating revenues.

Other Income and Expenses

     Net other income was $13,774 for the quarter ended April 30, 1999 compared to $4,833 for last year. The increase of $8,941 is comprised of an increase in interest income of $8,718 and a decrease in interest expense of $223, as compared to the same period last year. The increase in interest income is due the Company having additional funds invested in its money market account.

Income Tax Provision

      The Company recorded an income tax provision of $36,805 for the quarter ended April 30, 1999 as compared to no income tax provision for the same period last year. See footnote 2 on page 8 for additional information on income taxes.

Nine Month Ended April 30, 1999 compared with nine months ended April
30, 1998.

Overview

     The Company's operating revenues increased substantially to $6,194,751 for the nine months ended April 30, 1999 as compared to operating revenues of $2,491,946 for the same period in 1998. The increase in operating revenues is primarily due to the Bell Atlantic contract as previously disclosed. In addition, the Company's weighing product line generated operating revenues of approximately $1,122,738 for the nine months ended April 30, 1999 as compared to $932,491 for the same period in 1998. The Company's other product lines remained relatively flat. The NetWeave product line generated operating revenues of approximately $718,200 for the nine months April 30, 1999 as compared to $804,335 for the same period in 1998. The Company recorded net income of $473,294 or $.09 per share basic and $.08 per share diluted for the nine months ended April 30, 1999 as compared to a net loss of $296,966 or $.06 per share basic and diluted for the same period in 1998. The increase in net income is attributed to an increase in operating revenues coupled with an increase in operating expenses for the nine months ended April 30, 1999 as compared to the same period in 1998.

Net Income

      The Company recorded net income of $473,294 or $.09 per share basic and $.08 per share diluted for the nine months ended April 30, 1999, compared to a net loss of $296,966 or $.06 per share for the same period in 1998. The increase in net income is primarily attributed to the increase in operating revenues from the Bell Atlantic contract.

Operating Revenues

     Operating revenues increased $3,702,805 to $6,194,751 for the nine months ended April 30, 1999 compared to $2,491,946 in the same period last year. The increase is due to operating revenues from the Bell Atlantic contract and increased operating revenues from the Company's weighing product line.

Cost of Sales

     Cost of Sales increased to 59% of revenues for the nine months ended April 30, 1999, compared to 53% for the same period in 1998. The increase in cost of sales is attributed to a change in the sales mix from software related products to hardware related products. The Bell Atlantic contract was approximately 90% hardware and 10% software.

Operating Expenses

     Operating expenses increased 21% or $311,083 to $1,798,140 for the nine months ended April 30, 1999 compared to $1,487,057 for the same period in 1998. The increase is comprised of an increase of $151,878 or 13% in selling and administrative expenses. The increase in selling and administrative expense is primarily due to commissions associated with the Bell Atlantic contract and salary increases. The increase is also comprised of an increase in Research and Development expenses of $159,206 or 47% for the nine months ended April 30, 1999, as compared to the same period in 1998. The increase is due to the hiring of additional personnel in addition to the reduction in software related jobs in which personnel within the R&D department would be working on and would be allocated to cost of sales.

Net Other Income (Expenses)

     Net other income increased $17,292 to $33,968 for the nine months ended April 30, 1999, compared to net other income of $16,676 for the same period in 1998. The increase is due to an increase of $19,966 in interest income coupled with an increase of $2,674 in interest expense. The increase in interest income is due to additional funds invested in the Company's money market account. The increase in interest expense is from the Company's working capital line of credit.

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

      The  Company  has  conducted a review of  the  above  areas  to determine exposure to Year 2000 issues. In the financial and information system areas, a number of applications have been identified as being Year 2000 compliant due to their recent implementation. The Company's core financial and reporting systems are Year 2000 compliant. Tests on the remaining systems had been completed in 1999 and the company is satisfied that the systems are Year 2000 compliant.

      In the software and hardware area, the Company has identified areas of exposure. All versions of NetWeave have been determined to be Year 2000 compliant, provided they are operating on a Year 2000 compliant operating system. All customers have been notified of the necessity of ascertaining the Y2K compliance of their operating system from the respective vendors. The Company has prepared versions of NetWeave which will operate on the Year 2000 compliant operating systems, and ships them to Customers who request such upgrades.

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


Liquidity and Capital Resources

     At April 30, 1999 the Company had $1,028,774 in cash and cash equivalents compared to $631,362 at July 31, 1998. Working Capital and the current ratio were $2,294,840 and 4.36 to 1 at April 30, 1999 versus $1,594,271 and 2.81 to 1 at July 31, 1998. Net cash provided by operating activities was $464,268 in the first nine months of fiscal 1999.

     Capital expenditures were approximately $99,371 and $36,826 for the nine month periods ended April 30, 1999 and 1998, respectively. Capital expenditures are primarily computer equipment and computer related products. For the nine months ended April 30, 1999 the Company spent approximately $16,000 on leasehold improvements to its existing facility in Clifton, NJ. In addition, the Company purchased furniture and fixtures of approximately $50,000. The above purchases were made with future expansion plans of the Company.

     In September 1998 the Company obtained a $600,000 capital working capital line of credit from a New Jersey bank. The interest rate was prime plus 1%. The line expired on February 28, 1999.

                       VERTEX INDUSTRIES, INC.


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

           The Company challenged its having been named as a party to the arbitration in the United Stated District Court.

           On or about August 18, 1998 the Court dismissed Channel's arbitration claim against Vertex. Channel has appealed the Court's decision.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)       The Company held an Annual Meeting of Stockholders on April
          15, 1999.

(b) The names of each Director elected at the Annual Meeting are as follows:
                        James Q. Maloy
                        Ronald C. Byer
                        Irwin Dorros
                        Wilbur Highleyman
                        George Powch

               The above directors were elected for a one year term.

                                     FOR       AGAINST  ABSTAIN

               James Q. Maloy      4,770,340      1,000  2,500

               Ronald C. Byer      4,770,340     1,000   2,500

               Wilbur Highleyman   4,770,340     1,000   2,500

               George Powch        4,770,340     1,000   2,500

               Irwin Dorros        4,770,340     1,000   2,500

Item 6.   Exhibits and Reports on Form 8 - K

          (a)  None
          (b)  There have been no reports filed
               on form 8 - K for the quarter ended
               April 30, 1999

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


June 14, 1999