Form 10-K
period 1999-07-31
VERTEX INDUSTRIES INC
filed 1999-10-29
CIK 779681

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended  July 31, 1999
                 Commission file number 0-15066

                     Vertex Industries,Inc.
       (Exact name of Company as specified in its charter)

       New Jersey                        22-2050350
(State of incorporation)    (I.R.S. Employer Identification No.)

              23 Carol Street                         07014
  (Address of principal executive offices)          (Zip Code)

Company's telephone number, including area code:  (973) 777 - 3500

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

                   YES     X       NO
                         _____         ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

As of October 29, 1999 the aggregate market value of the voting stock held by non-affiliates of the Company was $ 28,992,245
(based upon the closing price of the common stock as reported on the over-the-counter market as of October 28, 1999).

As  of  October  29,  1999 the Company had 16,921,121  shares  of
Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits to Company's Registration Statement on Form S-18 (No. 33-897-NY) filed under the Securities Act of 1933, as amended and effective June 2, 1986, its Registration Statement on Form 8-A filed under the Securities Act of 1934 as amended, its Annual Reports on Form 10-K filed on or about October 31, 1986 through October 29, 1998 and Current Reports filed on Form 8-K dated October 7, 1999, October 1, 1999, March 6, 1998, April 11, 1996,
July 22, 1987, and January 14, 1987, and Registration Statements on Form S-8 filed on November 2, 1992, March 1, 1993, March 24, 1993, April 27, 1993, October 2, 1993, October 22, 1993, February
25,  1994,  September 23, 1994, March 20, 1996, April  10,  1996,
January 23, 1997, July 8, 1997, July 10, 1998 and November 10, 1998. S-4 filed on July 20, 1994, 10KA filed on June 14, 1996, Form 14(f) Information Statement dated July 1, 1999 and Amendment thereto dated August 24, 1999. Forms S3, Statement of Beneficial Ownership of Securities, filed on September 27, 1999 and Schedule 13D filed on September 27, 1999 and September 28, 1999.

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

     Vertex has produced and marketed a student attendance and access control system for urban public schools. This system also employs BridgeNet and provides automatic identification of students and minimizes the entry of unauthorized persons in public schools for safety and other concerns. To date, the Company has sold numerous attendance/access control systems to the New York City and Chicago Public School Systems. No new sales of this system have been made in the last few years.

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

     CTSI  had  been  engaged  in  the  business  of  developing, manufacturing and marketing computer terminals and label generating systems for use in the bar code industry. The Company assisted CTSI with the promotion and marketing of its Execuport 2400 intelligent printing system. This was accomplished both in conjunction with the sale of related Vertex products as well as on a stand-alone basis. CTSI common stock was publicly held, and it has been a reporting company under the Securities Exchange Act of 1934, as amended. CTSI moved its total operations into Vertex's facility at 23 Carol Street, Clifton, New Jersey and became a subtenant of Vertex.

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

     The primary equipment utilized in bar code technology is printing devices, scanners, terminals and decoders. The Company markets scanners, terminals, printers and decoders. The scanner is a device that machine-reads the bar code. Printers generally print bar codes. On the other hand, terminals and decoders interpret the data received from the scanner, convert it into standard computer language, store and then transmit it to a computer.

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

Products
                        Bar Code Products

     Vertex distributes bar code scanners, printers and data collection terminals, both portable and fixed as part of their total system solution concept. These devices are manufactured by various companies with whom the Company has distribution or VAR agreements. Offered in many different models, these devices are used mainly in factories, warehouses and hospitals.

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

     While originally conceived and implemented for personal computers running on DOS operating system, BridgeNet has been expanded to run on UNIX-based machines such as Sun Sparc, Hewlett Packard's HP/9000, AT&T 3B2, DEC VAX and IBM RS 6000 platforms plus the IBM AS/400. BridgeNet also runs on most of the popular portable data terminals on the market and has been implemented on Windows 95/98 and Windows NT.

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

     On February 17, 1997, the Company entered into a license agreement with Netweave Corporation to develop, market, and support the NetWeave product worldwide. Vertex pays NetWeave Corporation a royalty on the initial licenses sold and on the annual license fees paid by the customer for maintenance and support of the NetWeave product. Vertex assumed the responsibility of the existing customer base for ongoing support and new license sales. On December 28, 1998 the Company entered into a Limited Enterprise License agreement with NetWeave to support the Company's new product "evolve" in connection with sales under the NetWeave product line.

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

     The synergy that exists between the NetWeave product and BridgeNet, provides Vertex with access to new customers with legacy systems and the need for direct data collection solutions without having to change computer platforms or databases. The NetWeave product has been the primary offering in the Company's Middleware Technologies group.

     During Fiscal Year 1999, the Company recognized that the Internet was producing a new requirement for a middleware product which would provide an efficient and simple method for providing software developers with the ability to connect data on the World Wide Web to existing or legacy computer systems. A popular example of this need is the case where shoppers on a Web Site are given the ability to interact with data on the suppliers' host computer system. The shopper makes his product selection, enters his order and checks on product delivery status directly from his home computer which is connected to the Internet.

     During Fiscal 1999, the Company began the development of a product called, evolve, which provides the tools necessary for the software developer to produce the messages necessary to allow the Web site to interact with the various host computers in the marketplace. It is anticipated that evolve will be demonstrated in the second quarter of Fiscal year 2000.

     In December 1997, the Company entered into a Sales and Marketing agreement with E.D.G. Enterprises, Inc., under the terms of which Vertex would sell, install and maintain Trak-Star, Part-Store and Acu-Lite software products.

     In Fiscal Year 1999, this product was dropped and an effort was begun to develop an in-house product. The Company anticipates that initial systems will be installed in the first half of Fiscal Year 2000.

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

     Received goods are verified against purchase orders, bar coded put-away labels are printed, allocated to specific storage locations and reported back to the host system. Items can be tracked by date, lot and serial number and selected for inspection by many different criteria. Hand Held batch and Radio Frequency terminals are utilized to direct picking of customer orders, replenishment of goods and cycle counting.

     Customer orders to be shipped, are picked by portable terminal, printed or bar coded shipping documents are prepared, routing determined by customer requirements, and packed to pre-defined container sizes. The customer is then notified of the shipment by electronic Advanced Shipping Notice(ASN).

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

     In Fiscal Year 1998, Vertex was successful in a competitive bid to replace the hardware, upgrade the system software and add new features to the system previously sold to Bell Atlantic. The total contract value was at $4,100,000. Bell Atlantic has acquired NYNEX and now covers the states from Virginia to Maine. Add-on orders are expected from Bell Atlantic for this system in Fiscal Year 2000. Vertex is discussing the sale of its Telephone System to other telephone companies.

     In Fiscal Year 1999, Vertex was successful in completing its contract with Bell Atlantic, which generated revenue in excess of $3,800,000. This contract was to replace the hardware, upgrade the system software and add new features to the system previously sold to Bell Atlantic.

                          Card Products

     Vertex has manufactured and sold many different models of magnetic stripe card readers, encoders (writers) and decoders. Recently, the Company has de-emphasized sales of new card devices. Presently, the only sales being made in this area is for repair of previously sold units and for spare parts. There have been no significant expenditures in either marketing or R&D for the card products in the fiscal year ending July 31, 1999.

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

     The Company produces and sells mainly pharmaceutical balances and weight sets. Vertex enjoys a good reputation in the pharmacy market. There have been no significant R&D or marketing expenditures for these products for the fiscal year ending July 31, 1999.
                    Label Generating Systems

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

     During  Fiscal Year 1999, the Company has de-emphasized  the
Label Generating product line. Competition in the bar code printing market place is such that it would be necessary for

Vertex   to   make  a  significant  investment  in  new   product
development. As the Company is now focused on software and system solutions, the only sales in the Label Generating System area will be in support of existing customers.

Product Prices and Revenues

     The prices of the Company's products range as follows: (a) Bar code products from $110 to $6000; (b) Card products from $40 to $200(repairs and parts); (c) weighing equipment and weights from $50 to $1,200; (d) Label Generating Systems from $100 to $1200(repairs and parts) and (e) Software Products where pricing varies with the individual application.

     The following table sets forth the contribution to revenues of each of the Company's principal product lines during the periods indicated:

                                   Year Ended July 31,
Product Lines (1)        1999             1998             1997

Barcode Equipment        $4,168,462         $412,883         $488,827
Card Devices                $28,171          $66,472          $49,806
Weighing Equipment
and weights              $1,520,489       $1,231,481       $1,291,054
Label Generating
Systems                     $51,112         $130,004         $688,195
Software                   $484,144         $753,202         $606,183
Middleware                 $967,053         $972,901         $104,533

(1) All of the above product lines include revenues from repair services.


Manufacturing and Supply

     Vertex's manufacturing operation for the precision balances runs on a batch basis in which a group of products move from station to station for processing and testing at irregular intervals. Manufacturing is not accomplished on a continuous flow or conventional production line basis. Generally, the Company manufactures its products pursuant to specific customer orders. It usually purchases a major portion of its related inventory upon receiving such orders.

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

     Vertex encourages its customers to purchase annual maintenance contracts on software purchased from the Company. The normal fee for the maintenance contract is 15-18% of the original purchase price of the software package. For this fee, the customer is entitled to "bug" fixes and updates to his software, which are released by the company during the period of the contract. The contract does not include major revisions.


Marketing and Sales

     The Company sells its BridgeNet and WMS products through a direct sales force, distributors and value added resellers in the United States. In recent years, the Company has placed more emphasis on direct sales of systems utilizing its software to end users.

     The NetWeave product is sold through distributors internationally and through direct channels in the United States. Vertex has discontinued its relationship with its Master Distributor, SX Consultancy LTD., based in the UK, which was responsible for sales of NetWeave in Europe, the Middle East and Asia, but SX remains as a regional distributor for the UK. Vertex has retained relationships with the distributors themselves on a direct basis.

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


Backlog

     As of July 31, 1999 the Company's backlog, was approximately $581,000 as compared with a backlog of approximately $4,496,000 as of July 31, 1998. The Company currently anticipates manufacturing and delivering substantially all of such total backlog during the current fiscal year, which ends July 31,2000. Backlog figures generally include those orders that are in writing and executed by the customer and are for both products and services. On most orders, payment is due within 30 days of shipment.


Research and Development

     The Company intends to continue its research and development activities mainly in the area of its BridgeNet, evolve and NetWeave software products and considers these efforts vital to its future business and prospect. It anticipates the continuation and expansion of such efforts primarily directed toward the improvement of existing products and the development of new products and applications in the Automatic Identification area and Electronic Commerce. For the fiscal years ended July 31, 1999 and 1998 the Company spent $777,263 and $460,781 respectively, for research and development.


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

Employees

     As of July 31, 1999 the Company had 27 full time employees, including its officers, of whom 7 were engaged in manufacturing, 14 in administration, 5 in engineering and research and development, and 1 in repair services. As of July 31, 1998, Vertex had a total of 25 full time employees.

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

Competition

     In all its product lines, Vertex faces competition from numerous foreign and domestic manufacturers of various sizes. In the Company's opinion, dominant companies with which it competes are among others Manhattan Associates, Kronos and Epic Data in data collection software, a large number of companies including McHugh Freeman and Robocom Systems in Warehouse Management Systems, and Microsoft and IBM in middleware technologies, as well as a variety of smaller software providers. Many of its competitors have greater financial, technical and marketing resources than the Company. Competition in these areas is further complicated by possible shifts in market shares due to technological innovation, changes in product emphasis and applications and new entrants with greater capabilities or better prospects.

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

Subsequent Events

     On September 16, 1999, pursuant to a Subscription Agreement by and among the Company, Edwardstone & Company, Incorporated, a Delaware corporation ("Edwardstone") and MidMark Capital, L.P., a Delaware limited partnership ("MidMark", and together with Edwardstone, the "Buyers"), dated as of June 21, 1999, as amended on August 23, 1999 and September 13, 1999, Edwardstone purchased five million four hundred forty nine thousand six hundred forty two (5,449,642) shares of the Company's common stock and MidMark purchased five million (5,000,000) shares of the Company's common stock. The consideration paid by Edwardstone and its affiliates for such shares was $5,000,000 and the consideration paid by MidMark for such shares was $5,000,000. As a result of such transactions, the Buyers beneficially own 60% of the Company's 16,896,121 common shares outstanding.

     As a condition to the Buyers' purchase of the shares, the Buyers and the Company entered into a Stockholders Agreement, dated September 16, 1999 (the "Stockholders Agreement") containing certain terms and conditions concerning the acquisition and disposition of such shares of the Company and the corporate governance of the Company. Pursuant to the terms of the Stockholders Agreement, on September 16, 1999: (i) three of the Company's five directors, James Maloy, Wilbur Highleyman and Irwin Dorros, resigned from office; (effective September 27,
1999) (ii) the number of directors constituting the full Board of Directors was increased to eight (8) members; and, (iii) Edwardstone appointed three of its designees, Hugo H. Biermann, Gregory N. Thomas and Nicholas R. H. Toms, and MidMark appointed three of its designees, Wayne L. Clevenger, Denis Newman and Joseph R. Robinson to serve as directors of the Company to fill the vacancies on the Company's Board of Directors created by such resignations. Ronald C. Byer and George Powch continue to serve in that capacity.

     In addition, on September 27, 1999, James Q. Maloy resigned as Chairman of the Board and Ronald C. Byer resigned as Chief Executive Officer of the Company. Hugo H. Biermann has been appointed to serve as Chairman of the Board and Nicholas R.H. Toms has been appointed to serve as Chief Executive Officer of the Company to fill the vacancies created by the resignations of Messrs. Maloy and Byer. Mr. Byer continues to serve as President of the Company.

     On September 27, 1999, the Company acquired all of the stock of Portable Software Solutions Limited, a company organized under the laws of England ("PSS"), Portable Software Solutions (Maintenance) Limited, a company organized under the laws of England ("Maintenance") and Trend Investments Limited, a company organized under the laws of the Republic of Ireland ("Trend", and together with PSS and Maintenance, the "PSS Group") pursuant to a

Share Purchase Agreement, dated as of June 21, 1999, by and among the Company, St Georges Trustees Limited, a company organized under the laws of Jersey, Channel Island, as trustee on behalf of The John Kenny Settlement and The Godfrey Smith Settlement, John Kenny, Bryan J. Maguire and Godfrey Smith (the "Share Purchase Agreement). The PSS Group is the largest provider of handheld terminal solutions to mobile workers in the U.K. and leads the door-to-door insurance and dairy industries in the U.K.

     To fund its acquisition, the Company transferred 1,207,500 unregistered common shares to the PSS Group and Edwardstone transferred 384,484 of its Vertex shares to PSS. In addition, the Company paid the PSS Group approximately $5.9 million in cash and will make two additional payments of approximately $800,000 each, payable at the end of the six month period and the twelve month period, respectively, following the closing of the transaction. The shareholders of the PSS Group may be entitled to additional incentive payments based upon target average annual pre tax profits of the PSS Group for the two years ending December 31, 1999 and 2000. The Company used a portion of the cash consideration received from Edwardstone and MidMark when Edwardstone and MidMark purchased 60% of the Company's common shares on September 16, 1999.

      On September 27, 1999, the Company acquired all of the outstanding capital stock of ICS International AG ("ICS"), the leading provider in Germany of integrated high-end wireless data capture solutions to industrial users and one of the only multi-national European providers of such solutions, pursuant to a Share Purchase and Transfer Agreement, dated as of September 22, 1999, between Gregor von Opel and the Company (the "Share Purchase and Transfer Agreement").

     The total consideration paid to ICS was DM 9,000,000 of which DM 6,000,000 was paid in cash at the closing and the balance of DM 3,000,000 was in the form of a note redeemable in amounts of DM 1,000,000 each on December 31, 1999, March 31, 2000 and June 30, 2000, respectively, together with the interest thereon at a rate of 8% per annum. Further interest in the amount of DM 726,000 was paid at the closing on the original aggregate purchase price. The Company also assumed DM 4,000,000 of bank debt of which DM 3,000,000 was paid off at the closing. In addition, the Company purchased ICS's headquarters located in Neu Anspach near Frankfurt, Germany for DM 3,000,000, of which 3,000,000 was paid in cash and the remainder was financed through a mortgage the principal amount of which is DM 2,300,000. The Company used a portion of the cash consideration received from Edwardstone and MidMark to acquire ICS.

Item 2.  Properties

     The Company leases from an unrelated third party a 40,000 square foot building in Clifton, New Jersey for its manufacturing facilities and executive offices. This lease runs from June 1, 1998 to May 31, 2003 at an annual rental of $164,340 for the first 3 years and $170,280 for the next two years.

     On May 4, 1998 the Company entered into a five year sublease with Thea and Shoen, Inc. Under the terms of the sublease the tenant is required to pay annual rent of $53,010 for the first three years and $54,720 for the last two years, plus a proportionate share of utilities. The tenant occupies approximately 17,000 square feet.

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

      On or about August 18, 1998 the Court dismissed Channel's arbitration claim against the Company. Channel has appealed the Court's decision.

      The Company is aware of the potential for claims against it and other companies for damages arising from products and services provided by the Company that were not Year 2000 ready. The Company continues to believe that any such claim against it would be without merit. See Management Discussion and Analysis, Year 2000.

Item 4:  Submission of Matters to a Vote of Security Holders

     The Company submitted matters involving the election of directors to a vote of security holders through the solicitation of proxies or otherwise during the third quarter of the fiscal year covered by this report.

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
Third Quarter              15/16                    1/2
Fourth Quarter           1  1/2                     5/8

1999

First Quarter            1  7/16                    3/4
Second Quarter           2  1/4                    15/16
Third Quarter            2  9/16                  1
Fourth Quarter           3                        1 7/16

 (1) The Company split its common stock on a 2 for 1 basis on April 19, 1993.

     The approximate number of holders of record of the Company's shares of Common Stock, par value $.005 per share as of September 30, 1999 was 252. This number includes numerous brokerage firms that hold such shares in street name. The Company estimates that there are more than 3,000 beneficial shareholders as of October 28, 1999. There were no holders of record of the Company's shares of Preferred Stock, par value $.01 per share.

     The Company has not paid any cash dividends on its Common
Stock and does not intend to do so in the foreseeable future.
                              -19-

Item 6.  Selected Financial Data

                A SUMMARY OF SELECTED FINANCIAL DATA
            For the Years Ended July 31, Are As Follows:
                            1999       1998           1997        1996       1995
Revenues                $7,219,431  $3,566,943   $3,228,598  $3,784,480   $3,147,409

Net Income (Loss)         $631,342     $48,446    $(473,060) $  237,788  $(1,219,339)

Average Number
of  Shares
Outstanding
          Basic          5,191,579   5,133,674    5,102,003   5,090,719    5,060,832
        Diluted          5,910,688   5,239,920    5,102,003   5,360,763    5,060,832

Net Income or
 (Loss) Per Share
          Basic               $.12        $.01        $(.09)       $.04        $(.24)
        Diluted               $.11        $.01        $(.09)       $.05        $(.24)

Working Capital          2,134,769  $1,594,271   $ 1,184,762  $1,489,689  $1,077,890

Current Ratio               3.65:1      2.81:1        3.03:1      4.81:1      2.93:1

Property,
 Equipment and
 Capital Leases         $2,055,227  $1,941,283   $ 1,895,152  $1,867,259  $1,725,122

Less:
Accumulated
   Depreciation
   & Amortization       $1,764,863  $1,653,962   $ 1,545,071  $1,393,102  $1,268,462

Property,
 Equipment
  Capital
 Leases and
 Leased Equipment -Net    $290,364    $287,321    $  350,081  $  474,157  $  456,660

Total Assets            $3,677,193  $3,228,066    $2,433,455  $2,715,856  $2,663,031

Long-Term Debt              $5,155     $11,424    $   17,065  $   32,875  $   38,926

Stockholder's
 Equity                 $2,866,177  $2,336,569    $1,831,412  $2,285,377  $2,033,251

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Year ended July 31, 1999 compared with Year Ended July 31, 1998.

Operating Revenues

      Operating revenues increased $3,652,488 or 102% to $7,219,431 for the fiscal year ended July 31, 1999 as compared to $3,556,943 for the same period in 1998. Revenue for the weighing equipment product line increased 23% or $289,008 to $1,520,489 for the year ended July 31, 1999 as compared to $1,231,481 in 1998. The increase is due to an increase in product demand. Revenue for the bar code product line increased $3,755,579 or 910% to $4,168,462 for 1999 as compared to $412,883 for fiscal 1998. The increase is due primarily from the Bell Atlantic contract for 1,000 data collection devices. Revenue for the Card Reader product line decreased to $28,171 in 1999 from $66,472 for the same period in 1998. Management does not expect revenue from this product line to increase and currently the company is supporting its existing customer base.

      Revenue for the software product line which includes the Company's BridgeNet software product and warehouse management systems decreased $269,058 or 36% to $484,144 in fiscal 1999 as compared to $753,202 for the same period in 1998. The decrease is primarily due to the Bell Atlantic software order, which was delivered, in the fiscal 1998. The Company has added additional software products in addition to BridgeNet to its current list of products, such as warehouse management systems and its new e-commerce product, "evolve". Management expects revenue from these products to increase in future years. Revenue from the Label Generating Systems product line decreased $78,892 or 61% to $51,112 for the year ended July 31, 1999 as compared to $130,004 for the same period in 1998. The decrease is due to a decrease in demand for the Model 2400 Label Generating System. The Company is currently supporting existing customers and does not expect any future revenue from this product line. Revenue from the NetWeave licensing agreement decreased to $967,053 for fiscal 1999 as compared to $972,901 for the same period in 1998.

Operating Expenses

      Cost of Sales increased to 55% of revenues in 1998 as compared to 48% in 1998. The increase is primarily attributable to the Bell Atlantic contract, which was mostly hardware at lower gross margins. As the Company moves to a more service oriented company, the cost of sales should continue to decrease.

      Selling and administrative expenses increased $150,979 or 10% to $1,700,705 as compared to $1,549,726. The increase is partially due to increased costs relating to the Bell Atlantic contract.

      Research and development expenses increased 64% or $316,482 to $777,263 for the year ended July 31, 1999 as compared to $460,781 for the same period in 1998. The increase is due to the hiring of additional personnel in addition to the reduction in software related jobs in which personnel within the R&D department would be working on and would be allocated to cost of sales.

     The Company recorded an operating profit of $753,466 for fiscal 1999 as compared to an operating loss of $176,716 in fiscal 1998. The operating profit in 1999 is primarily attributed to the increase in operating revenues generated from the Bell Atlantic contract.

Other income

      Interest income increased $30,247 to $53,171 in 1999 as compared to $22,924 in 1998. The increase is due to funds being available to invest in the Company's money market account and generate interest income. Interest expense increased $2,533 in fiscal 1999 to $5,295 as compared to $2,762 in fiscal 1998. The increase is due to the Company's working capital line of credit.

Income Tax Provision (Benefit)

      The Company recorded an income tax provisions of $170,000 for fiscal 1999 as compared to an income tax benefit or benefit for fiscal 1998. (See footnote 11 on page F-15)

      The income tax benefit for 1999 represents the Company's ability to utilize the net operating loss carryforwards, which were generated in past years in fiscal 2000 and beyond.

Net Income (Loss)

     The Company recorded net income of $631,342 in 1999 as compared to a net income of $48,446 in 1998. The net income in 1998 is primarily attributed to an income tax benefit of $205,000, which was recorded in the fourth quarter of fiscal 1998.

      The Company has shifted its focus to warehouse management systems, its e-commerce products, including "evolve" and its mobile computing systems. The Company continues its efforts on the BridgeNet Data Collection management systems and the Netweave middleware product.

      The Company continues to expand its customer base which includes: AT&T, Bell Atlantic, Credit Lyonnais, Dell Computers, Tenneco Packaging, MCI, Lucent Technologies, Gemini Industries, P.C. Richards and Tommy Hilfiger.

Year 2000

      The Year 2000 issue arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not process dates beyond 1999, which may cause errors in information or systems failures. Assessments of the potential effects of Year 2000 issues vary markedly among different companies, governments, consultants, economists and commentators, and it is not possible to predict what the actual impact may be. The Company recognizes the need to remain vigilant and is continuing its analysis, assessment and planning for the various Year 2000 issues.

      In early 1998, the Company developed a program to determine Year 2000 compliance of its computer systems, products and services, as well as computer hardware which it has sold, but which it did not manufacture. The Company's current products and service offerings have been designed to be Year 2000 compliant. A Year 2000 committee was formed and several meetings have taken place to address the Company's Year 2000 issues. The Company has identified three areas of inquiry with respect to Year 2000 compliance - (1) the Company's internal finance and informational systems, (2) software and hardware sold or licensed to customers, and (3) third-party relationships, including vendors, suppliers and customers.

     The Company has conducted a review of the above areas to determine exposure to Year 2000 issues. In the financial and information areas, a number of applications have been identified as being Year 2000 compliant due to their recent implementation. The Company has deemed its core financial and reporting systems Year 2000 compliant by obtaining a certificate of compliance from the software vendor and by performing its own tests to verify that the systems are Year 2000 compliant.

       In the software and hardware area, the Company has identified areas of exposure. The Company has determined from internal testing that all versions of NetWeave are Year 2000 compliant, provided they are operating on a Year 2000 compliant operating system. All customers have been notified of the necessity of ascertaining the Year 2000 compliance of their operating system from their respective vendors. If the customers need to upgrade their operating systems for Year 2000 compliance, they then may need to upgrade their versions of NetWeave to accommodate the new operating system. The Company has prepared such upgrades of NetWeave, which will operate on the Year 2000 compliant operating systems, and has shipped them to customers who requested such upgrades.

     The Company has determined through internal testing that the core versions of BridgeNet are Year 2000 compliant. It has been determined that some of the BridgeNet application code written by Vertex for certain customers is not Year 2000 compliant. Application code for BridgeNet may be written or modified by the customer or Vertex. The customers for whom the non-compliant code was written have been notified and provided with new code, which will make their application Year 2000 compliant. In addition, the customers were given the choice of implementing the code with their own personnel or contracting with Vertex to implement the change.

     In the third-party area, the Company has assessed the Year 2000 readiness of its key suppliers, subcontractors and business partners. This process has been undertaken with a view toward assuring that the Company has adequate resources for required supplies and components, and to enable the Company to identify potential Year 2000 non-compliance problems with hardware which it has sold but did not manufacture. Where deemed necessary, the Company has requested and received statements of compliance from certain vendors. The Company has completed this process in fiscal year 1999 and is satisfied that it can obtain an adequate supply of supplies and components from alternative suppliers and vendors.

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

     The Company has reviewed all internal equipment which may have embedded systems, which could be date sensitive and determined that there would be no adverse affect on Company operations if these systems were determined not to be Year 2000 compliant.

      The Company has developed a contingency plan appointing a trouble shooting team of employees to evaluate and remedy a Year 2000 problem if one may occur upon reaching that year.

      Finally, the Year 2000 represents a number of other risks and uncertainties that could effect the Company, including utility failures, competition for its personnel skilled in the resolution of Year 2000 issues, building systems failures, environmental systems failures, office equipment failures, and the nature of government responses to Year 2000 issues, among others. While the Company continues to believe that the Year 2000 matters discussed above will not have a material impact on its business, financial condition or results of operations, it remains uncertain whether or to what extent the company may be affected.

Year ended July 31, 1998 compared with Year Ended July 31, 1997.

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

      Revenue  for  the  software product line  which  includes  the
Company's   BridgeNet  software  product  and  warehouse  management
systems  increased  $147,019 or 24% to $753,202 in  fiscal  1998  as compared to $606,183 for the same period in 1997. The increase is primarily due to the Bell Atlantic software order, which was
previously  announced  by  the  Company.   The  Company  has   added
additional software products in addition to BridgeNet to its current list of products, such as warehouse management systems and its new e-commerce product, "evolve". Management expects revenue from these
products  to  increase  in future years.   Revenue  from  the  Label
Generating Systems product line decreased $558,191 or 81% to $130,004 for the year ended July 31, 1998 as compared to $688,195 for the same period in 1997. The decrease is due to a decrease in demand for the Model 2400 Label Generating System. The Company is currently supporting existing customers and does not expect any future revenue from this product line. Revenue from the Netweave licensing agreement increased to $972,901 for fiscal 1998 as
compared  to  $104,533  for the same period in  1997.   The  Company
entered into the Netweave licensing agreement in February 1997 therefore only had five months of revenues in fiscal 1997.

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

Income Tax Provision (Benefit)

      The Company recorded an income tax benefit of $205,000 for fiscal 1998 as compared to no income tax provision or benefit for fiscal 1997. (See footnote 11 on page F-15)

      The income tax benefit for 1998 represents the Company's ability to utilize the net operating loss carryforwards which were generated in past years in fiscal 1999 and beyond.

Net Income (Loss)

      The Company recorded net income of $48,446 in 1998 as compared to a net loss of $473,060 in 1997. The net income in 1998 is primarily attributed to an income tax benefit of $205,000, which was recorded in the fourth quarter of fiscal 1998.

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

Capital Resources and Liquidity:

      Working capital increased to $2,134,769 at July 31, 1999 from $1,594,271 on July 31, 1998. The increase is primarily due to an increase in accounts receivable, a decrease in accounts payable, a decrease in investment securities, a decrease in inventory, coupled with a decrease in accrued expenses and other liabilities and a decrease in deferred revenue in 1999 as compared to 1998. The Company's cash position increased from $631,362 at July 31, 1998 to $1,353,650 at July 31, 1999 due to the above factors. In June 1999 the Company secured a $600,000 working capital line of credit with a New Jersey lending institution. The line of credit expires on January 31, 2000.

      Capital expenditures were approximately $114,000 and $46,000 for the fiscal years ended July 31, 1999 and 1998, respectively. Capital expenditures are primarily computer equipment used for Research and Development and internal office use.

Item 8.  Financial Statements and Supplementary Data

      The  information  called  for by this  "Item  8"  is  included
following   the  "Index  to  Financial  Statements  and   Schedules"
appearing at the end of this Form 10-K.

Item   9.    Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure

      On March 6, 1998 the Company filed an 8-K for the change in independent public accountants from Arthur Andersen LLP to Sax Macy Fromm & Company for fiscal year ended July 31, 1998.

                              PART III

Item 10.  Directors and Executives Officers of the Company

      Certain information about directors and officers of the Company is contained in the following table:

  Name                         Age  Position

  James Q. Maloy(1)            67        Chairman
                                         and Director

  Ronald C. Byer(1)            66        President, CEO and
                                         Director

  Barbara H. Martorano         42        Secretary

  Wilbur Highleyman(2)         66        Director

  George Powch(2)              51        Director

  Irwin Dorros(2)              70        Director


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

       Mr.  Maloy,  a  co-founder  of  the  Company,  has  been  its
  Chairman of the Board of Directors and a Director on a full-time basis since its inception in 1974. In 1983, he became President and Chief Executive Officer as well. From 1962 to 1974, Mr. Maloy served as Executive Vice President, as well as marketing and engineering managers for Datascan, Inc., a publicly-held company that was acquired by Dymo Industries, Inc. in 1972. Datascan was a designer and manufacturer of electro-mechanical equipment. From 1955 to 1962 Mr. Maloy was employed by Bendix Aviation Corp. rising to a project manager and heading a major group. At Bendix he was involved in the design and manufacture of electronic test equipment for the military. Mr. Maloy is a graduate of City College of New York with a bachelor's degree in electrical engineering. On July 31, 1995 Mr. Maloy stepped down as President of the Company and on January 17, 1996 he stepped down as Chief Executive Officer, but remained Chairman of the Board, and a Director.

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

       Dr. Highleyman was elected to the Company's Board of Directors in 1985. He is currently Chairman of NetWeave, a network software vendor. From 1962 to date he founded and has served as Chairman of the Board of Directors of the Sombers
  Group, a supplier of turnkey software packages. He founded Mini Data Services, Inc., a data processing services supplier in 1969 and served as its Chairman of the Board from that date until 1991. He was also a director of Science Dynamics, Inc., a publicly held company. From 1962 to 1968 he was co-founder and Vice-President of Data-Trends, a publicly held supplier of turnkey realtime computer systems. He holds a bachelor of electrical engineering from RPI, a masters of electrical engineering from Massachusetts Institute of Technology and a doctorate of electrical engineering from Brooklyn Polytechnic Institute.

       Mr. Powch has served as a Director of the Company since 1987. He is President & Chief Executive Officer of Huber +
  Suhner (North America) Inc., responsible for the North American units of Huber + Suhner AG of Switzerland. These include Champlain Cable Corporation, a manufacturer of specialty wire and cable, Huber + Suhner, Inc. a manufacturer and reseller of RF and microwave components for telecommunications, Huber + Suhner Integration, Inc. and Huber + Suhner (Canada) Ltd. He was previously Vice President & General Manager of Cinch Connectors, a division of Labinal Components & Systems, Inc. From 1987 to 1993, Mr. Powch was President of BFI-IBEXSA International Inc., a distributor of electronic components. Prior to that, he held a variety of positions including President of Diffracto Ltd.(1984-
  1986) and Vice President & General Manager of Bendix's Robotics Division (1981-1983). Mr. Powch has an MBA degree from Harvard Business School, an M.S. degree from Stanford University and a B.S. from MIT, both in Electrical Engineering.

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

       On January 20, 1999 Robert T. McLaughlin resigned his post as Chief Financial Officer and Treasurer, the positions which he held since joining the Company in November, 1995.

       On September 27, 1999 the members of the Board of Directors changed and Mr. Byer resigned as Chief Executive Officer. See "Item 1, Business, Subsequent Events" section in Part 1 of this filing.

  Item 11.  Executive Compensation

       The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 1999, 1998 and 1997 of those persons who were, at July 31, 1999, executive officers of the Company earning annually $100,000 or more:

                     SUMMARY COMPENSATION TABLE
          Annual                Long-Term Compensation               All Other
       Compensation                                                Compensation
    (a)      (b)    (c)      (d)      (e)         (f)      (g)      (h)         (i)
                                     Other     Restricted                       All
    Name and                         Annual      Stock              LTIP       Other
    Principal     Salary    Bonus Compensation  Award(s) Options/  Payout  Compensation
    Position  Year  ($)      ($)      ($)         ($)    SARs (#)    ($)        ($)

Ronald C.     1999 $115,000   -    $5,910          -        -         -          -
Byer          1998 $115,000   -    $5,553          -        -         -          -
CEO,          1997 $115,000   -    $6,150          -        -         -          -
President

(1) All Officers and non-union employees of Vertex are covered by a pension plan that is financed by voluntary employee and Company contributions. See "401(k) Savings and Retirement Plan" and Note 9 of Notes to Financial Statements.

(2) Mr. Byer is provided with an automobile by the Company; a portion of which may represent the personal use thereof estimated at $2,500 per year and is excluded.

      On November 13, 1995 Mr. McLaughlin was granted 50,000 stock options at an exercise price of $.75 which vest over five years and expire on November 13, 2005. On November 13, 1997 Mr. McLaughlin was granted 25,000 stock options at an exercise price of $.81 which vest over five years and expire on November 13, 2007. On January 20, 1999 Mr. McLaughlin resigned his post as Chief Financial Officer and Treasurer, the positions which he held since joining the Company in November, 1995. On December 29, 1997 Mrs. Barbara Martorano, Corporate Secretary, was granted 5,000 stock options at an exercise price of $.56 which vest over five years and expire on December 29, 2007. These shares were granted under the Company's Incentive Stock Option Plan. Stock appreciation rights are not granted under the Incentive Stock Option Plan. The Company does not currently have in effect a Long-Term Incentive Plan ("LTIP") and, consequently, no such awards were granted to Vertex's executive officers in fiscal years covered above.

      There were no unexercised options, under the incentive stock option plan to purchase the Company's common stock in fiscal 1999 by the above named officers.

The Company had no other executive officers other than Mr. Maloy, Mr. Byer, and Mrs. Martorano.

      On May 28, 1999 the Company entered into a one-year employment contract with its President. The contract provides for an annual salary of $150,000 per year and a Company paid automobile. The term commences on August 1, 1999.

     The Company entered into a three (3) year employment contract with Robert Morsch commencing on May 1, 1998 to serve as its Vice President of Sales and Marketing. Under this contract, Mr. Morsch is to receive as compensation: (a) an annual salary of $95,000 per annum plus a cost of living increase each year; (b) 1% commission on the company's operating revenue; (c) grant of 70,000 stock options at an exercise price of $.68 (35,000 options immediately vest, with the remaining 35,000 options vesting on January 1, 1999); (d) use of a leased automobile costing up to $750 per month and a right of first refusal to purchase such vehicle at the end of the lease term;(e) reimbursement of business expenses incurred and (f) the same group benefits received by other Company executives. The above stock options are in addition to the 200,000 options previously granted at an exercise price of $.75 pursuant to the Company's Incentive Stock Option Plan. On May 25, 1999 Mr. Robert Morsch was granted 100,000 stock options at an exercise price of $1.625 which vest over five years and expire on May 25, 2004.

     On September 10, 1998 the Company entered into a two (2) year employment contract with Ronald Byer, Jr. to serve as its Director of Middleware Technologies. Under this contract, Mr. Byer, Jr. is to receive as compensation: (a) an annual salary of $104,500 per annum for the first year and $109,725 per annum for the second year;
(b) a grant of a five year stock option to purchase up to 25,000 shares of the Company's common stock under its Incentive Stock Option Plan at an exercise price of $.94; (c) reimbursement of business expenses and (d) the same group benefits received by other company executives. The above stock options are in addition to the 50,000 options previously granted at an exercise price of $1.06 pursuant to the Company's Incentive Stock Option Plan. On May 25, 1999 Mr. Ron Byer Jr. was granted 175,000 stock options at an exercise price of $1.625 which vest over five years and expire on May 25, 2004.

     On February 12, 1999 the Company entered into a two (2) year employment contract with Ronald Hopson to serve as the Company's Middleware Technologies Technical Director. Under this contract Mr. Hopson is to receive as compensation: (a) an annual salary of $101,000 per annum for the first year and $106,050 per annum for the second year; (b) a grant of a five year stock option to purchase up to 10,000 shares of the Company's common stock under its Incentive Stock Option Plan at an exercise price of $1.375; (c) reimbursement of business expenses and (d) the same group benefits received by other company executives. The above stock options are in addition to the 40,000 options previously granted at an exercise price of $1.06 pursuant to the Company's Incentive Stock Option Plan.

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

     As of July 31, 1999 options to acquire 1,422,000 shares of the Company's Common Stock at exercise prices of $.475 to $8.12 per share have been granted under the Plan to 14 employees and three directors of the Company. As of July 31, 1999, 365,400 options have been exercised and 1,056,600 options are outstanding, with 430,400 options presently exercisable.

      During 1999, the Company granted 25,000 options to the Company's legal counsel for legal services. The options are exercisable at $.94 and expire on September 23, 2001. These options are currently exercisable. The underlying shares have been registered under the securities Act of 1933 on Form S-8.

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

     The charge against income for matching contributions for fiscal 1999, 1998 and 1997 were $18,386, $3,255, and $5,787, respectively.

     The following directors of Vertex were granted qualified stock options in the amounts specified opposite their names, at the exercise prices so indicated and on the dates specified:

                       Initial     Exercise
Name of                Date of     Number of           Price      Options   Options
Director                Grant    Option Shares(1)(3) Per Option Exercised Exercisable
Wilbur Highleyman     6/11/97      10,000              1.00            --       --
                      1/20/93      40,000              4.25          8,000    32,000

Irwin Dorros          6/11/97      10,000              1.00            --       --
                      1/20/93      40,000              4.25          8,000    32,000

George Powch          6/11/97      10,000              1.00            --       --
                      1/20/93      40,000              4.25         16,000    24,000

(1)  Adjusted for 2 for 1 stock split effective April 19, 1993.
(2)  No options were granted to Directors in Fiscal 1999.
(3) The above options were granted under the incentive stock option plan as discussed on page 32.

Item 12:  Security Ownership of Certain Beneficial Owners and
          Management

     The following information table sets forth certain information regarding the Company's Common Stock owned on September 30, 1999 by (i) each who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Names and Address of
Directors, Officers and              Shares Owned(4)(7)      (1)(2)(4)
5% Shareholders                         Number                Percent

MidMark Capital L.P.                  5,000,000                 29.5
  466 Southern Blvd.
  Chatham, NJ 07928

James Q. Maloy                        1,202,208                  7.1
  23 Carol Street
  Clifton, New Jersey

Nicholas Toms                         1,151,120                  6.8
  23 Carol Street
  Clifton, New Jersey

Ronald C. Byer                          448,422                  2.7
  23 Carol Street
  Clifton, New Jersey

Bunter, B.V.I., Ltd                     413,010                  2.4
  C/O Ansbacher, B.V.I. Ltd.
      Roadtown, Tortola, B.V.I.

Gregory Thomas                          294,117                  1.7
  4 Acorn Street
  Boston, MA

All officers and directors            7,356,669                 43.4
  as a group (8 persons)(3)(5)(6)

(1) Does not give effect to the issuance of up to 2,000,000 shares of Common Stock reserved for issuance under the Company's incentive stock option plan, 445,000 shares under non-qualified stock options.

(2) Gives effect to a 2 for 1 stock split effective April 19, 1993

(3)  Includes  50,000  shares of common stock owned  by  Mr.  George
     Powch.

(4) On  September  27,  1999 control of the  Company  changed.   See
    "Item 1, Business, Subsequent Events" section in Part I of this filing.

(5) Includes 413,010 shares held in the name of Bunter, B.V.I., Ltd. of which Mr. Hugo Biermann may be deemed a beneficiary. Mr. Biermann disclaims such beneficial ownership.

(6) Includes 5,000,000 shares held in the name of MidMark Capital L.P. of which Mr. Joseph R. Robinson, Mr. Denis Newman and Mr. Wayne L. Clevenger are managing directors, but disclaim beneficial ownership.

(7) Mr.  Joseph  R.  Robinson,  Mr.  Denis  Newman  and Mr. Wayne L.
    Clevenger   are   managing  directors  of Midmark  Capital  L.P.
    but disclaim beneficial ownership of the shares.

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

1. and 2.  Financial Statements:

          1.  Financial Statements and Supplementary Data:

          Index to Financial Statements

          Reports of Independent Certified Public Accountants

          Balance Sheets as of July 31, 1999 and 1998

          Statements of Operations for the Years Ended July 31, 1999, 1998 and 1997

          Statements of Changes in Stockholders' Equity for the Years Ended July 31, 1999, 1998 and 1997

          Statements of Cash Flows for the Years Ended July 31, 1999, 1998 and 1997.

          Notes to Financial Statements

          2.  Financial Statement Schedules:

          Schedules  for  the Years Ended July 31,  1999,  1998  and
          1997.

          Schedule II - Valuation Qualifying Accounts

          Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          3.  Exhibits:

          The following is a list of exhibits incorporated by reference from the Company's Registration Statement filed under the Securities Act of 1933, as amended (File No. 33-897-NY), those filed pursuant to Registration Statement on Form 8-A under the Securities Exchange Act of 1934, as amended, and those material contracts of the Company previously filed pursuant to the Securities Act of 1934 as amended, and those filed herewith.

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

               10.31 Certificate of Merger of Sentry One into Vertex Industries, Inc. dated June 17, 1996.

               10.32 Certificate of Merger of Versci, Inc. into Vertex Industries, Inc. dated June 17, 1996.

               10.33 Master Distribution Agreement between Company and NetWeave (Europe) dated July 1, 1996.

               10.34 Factoring Agreement between Company and NetWeave Corporation dated July 18, 1996.

               10.35 Assignments and Amendment to Factoring Agreement
                     Dated October 8, 1996.

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

               10.38 Retainer Agreement between Company and Law  Offices  of
                     Jeffrey D. Marks, Esq.  P.C.  dated January 9, 1997.

               10.39 Pre-License Agreement between Company
                     and NetWeave Corporation dated February 18, 1997.

               10.40 License  Agreement  between  NetWeave Corporation and
                     Vertex  Industries, Inc. dated February 19, 1997.

               10.41 Consulting Agreement between Company and Summit Marketing
                     & Public Relations, Inc.  dated July 7, 1997.

               10.42 Real Estate Lease between the Company and Ninth Avenue
                     Equities; October 15, 1997.

               10.43 Legal  Services  Agreement  between  the  Company  and
                     Jeffrey D. Marks, Esq. P.C. dated December 24, 1997.

               10.44 Purchase   Agreement   between   the   Company   and
                     Mortgage Plus; dated March 3, 1998.

               10.45 Employment  Contract  between the Company  and  Robert
                     Morsch; dated May 1, 1998.

               10.46 Sub-lease  between  the Company and Thea  and  Schoen,
                     Inc.; May 4, 1998.

               10.47 Agreement between the Company  and Middleberg &
                     Associates; dated  June 1, 1998.

               10.48 Employment Contract between the Company and
                     Ronald Byer, Jr.; dated September 10, 1998.

               10.49 Legal  Services  agreement  between  the  Company  and
                     Jeffrey D. Marks, Esq.,P.C. dated January 11,1999 and Amendment thereto dated January 15, 1999 (filed herewith).

               10.50 Employment  Agreement between the Company  and  Ronald
                     Hopson; dated February 12, 1999. (filed herewith)

               10.51 Employment  Agreement between the Company  and  Ronald
                     C. Byer; dated May 28, 1999 (filed herewith)

               10.52 Consulting  Agreement between the Company  and  Ronald
                     C. Byer; dated May 28, 1999  (filed herewith)

               10.53 Consulting Agreement between the Company and James  Q.
                     Maloy; dated May 28, 1999 (filed herewith)

(b)  Reports on Form 8-K

There have been no reports on Form 8-K which were filed during the last quarter of the period covered by this report.

                          VERTEX INDUSTRIES, INC.

                      INDEX TO  FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:

 Reports of Independent Certified Public Accountants  F-2, F-3

 Balance Sheets as of July 31, 1999 and 1998          F-4, F-5

 Statements of Operations for the Years Ended
  July 31, 1999, 1998 and 1997                           F-6

 Statements of Changes in Stockholders' Equity
  for the Years Ended July 31, 1999, 1998 and 1997       F-7

 Statements of Cash Flows for the Years Ended
 July 31, 1999, 1998 and 1997                            F-8

 Notes to Financial Statements                       F-9 to F-21


SUPPLEMENTAL SCHEDULE:

 Schedule II -- Valuation and Qualifying Accounts
for the Years Ended July 31, 1999, 1998 and 1997        F-22

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Vertex Industries, Inc.

We have audited the accompanying balance sheets of Vertex Industries as of July 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vertex Industries, Inc. as of July 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                   /s/Sax, Macy, Fromm & Co., PC
                                   Sax Macy Fromm & Co., PC
                                   Certified Public Accountants

Clifton, New Jersey
September 16, 1999
except for Note 1 as to which the
date is September 27, 1999

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Vertex Industries, Inc. and subsidiary:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Vertex Industries, Inc. and subsidiary (a New Jersey Corporation) as of July 31, 1997 and for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion onthese consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

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

                                                 /s/ Arthur Andersen LLP
                                                 ARTHUR ANDERSEN LLP


Roseland, New Jersey
October 7, 1997

                       VERTEX  INDUSTRIES, INC.
                            BALANCE SHEETS

                        JULY 31, 1999 AND 1998

                                ASSETS
                                                                           1999         1998
CURRENT ASSETS:
Cash and cash equivalents                                              $1,353,650     $631,362
Accounts receivable, less allowance for doubtful accounts
   of $30,666 at July 31,1999 and  $75,985 at July 31, 1998               914,717      837,399
Notes and other receivables, net                                           64,044       67,344
Inventories, net                                                          295,457      464,389
Investment securities                                                     282,814      452,502
Prepaid expenses and other current assets                                  29,948       21,348
                                                                        ---------    ---------
        Total current assets                                            2,940,630    2,474,344
                                                                        ---------    ---------

PROPERTY, EQUIPMENT, AND CAPITAL LEASES
Property and Equipment                                                  1,913,470    1,799,526
Capital Leases                                                            141,757      141,757
                                                                        ---------    ---------
   Total property, equipment and capital leases                         2,055,227    1,941,283

Less:     Accumulated depreciation and amortization                    (1,764,863)  (1,653,962)
                                                                       -----------  -----------
Net property, equipment and capital leases                                290,364      287,321
                                                                       -----------  -----------

OTHER  ASSETS:
Deferred tax asset                                                        230,000      400,000
Licensing Cost, net of amortization of $19,320 at July 31, 1999           118,680          --
Other assets                                                               97,519       66,401
                                                                       ----------   -----------
   Total other assets                                                     446,199      466,401
                                                                       ----------   -----------
   Total assets                                                        $3,677,193   $3,228,066
                                                                       ==========   ===========

See notes to financial statements.

                      VERTEX  INDUSTRIES, INC.
                           BALANCE SHEETS

                       JULY 31, 1999 AND 1998

                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                            1999          1998
CURRENT LIABILITIES:
Current portion of obligations under capital leases                        $6,269        $5,641
Accounts payable                                                          226,251       273,726
Accrued expenses and other liabilities                                    272,567       257,094
Deferred revenue                                                          300,774       343,612
                                                                        ----------    ----------
    Total current liabilities                                             805,861       880,073
                                                                        ----------    ----------
LONG-TERM LIABILITIES:
Obligations Under Capital Leases, net of current portion                    5,155        11,424
                                                                        ----------    ----------
   Total long-term liabilities                                              5,155        11,424
                                                                        ----------    ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 2,000,000 shares
   authorized, none issued and outstanding                                   --            --
Common stock, par value $.005 per share; 20,000,000 shares
   authorized; 5,238,979 and 5,156,979 shares
   issued at  July 31, 1999 and 1998, respectively                         26,195        25,785
Additional paid-in capital                                              5,290,837     5,223,293
Accumulated deficit                                                    (2,665,059)   (3,296,401)
Accumulated other comprehensive income                                    259,373       429,061
                                                                        ----------   -----------
                                                                        2,911,346     2,381,738
Less: Treasury stock, 10,000 at cost at July 31, 1999
   and 1998, respectively                                                 (45,169)      (45,169)
                                                                        ----------   -----------
   Total stockholders' equity                                           2,866,177     2,336,569
                                                                        ----------   -----------
   Total liabilities and stockholders' equity                          $3,677,193    $3,228,066
                                                                       ===========   ===========

See notes to financial statements.

                      VERTEX INDUSTRIES, INC.
                      STATEMENTS OF OPERATIONS
                                                         For   the   Years   Ended   July 31,
                                                          1999          1998           1997
OPERATING REVENUES                                      $7,219,431    $3,566,943     $3,228,598
                                                        ----------    ----------     -----------
OPERATING EXPENSES:
      Cost of sales                                     $3,987,997    $1,733,152     $1,800,276
      Selling and administrative                        $1,700,705    $1,549,726     $1,511,949
      Research and development                            $777,263      $460,781       $496,862
                                                        ----------    ----------     -----------
           Total operating expenses                     $6,465,965    $3,743,659     $3,809,087
                                                        ----------    -----------    -----------
           Operating income (loss)                        $753,466     ($176,716)     ($580,489)
                                                        ----------    -----------    -----------
OTHER INCOME (EXPENSE):
      Interest income                                      $53,171       $22,924        $38,801
      Intereset expense                                    ($5,295)      ($2,762)       ($6,372)
      Other                                                  --            --           $75,000
                                                        -----------   -----------     -----------
                                                           $47,876       $20,162       $107,429
                                                        -----------   -----------     -----------
           Income (loss) before
           income taxes                                   $801,342     ($156,554)     ($473,060)
                                                        ------------  -----------     -----------
INCOME TAX PROVISION (BENEFIT):
      Federal                                             $134,000     ($174,455)         --
      State                                                $36,000      ($30,545)         --
                                                        ------------  ------------    ------------
           Income tax provision (benefit)                 $170,000     ($205,000)         --
                                                        ------------  ------------    ------------
           Net income (loss)                              $631,342       $48,446      ($473,060)
                                                        ============  ============    ============
NET INCOME(LOSS)PER SHARE OF COMMON STOCK:
      Basic                                                  $0.12         $0.01         ($0.09)
      Diluted                                                $0.11         $0.01         ($0.09)

See notes to financial statements.

                                      VERTEX INDUSTRIES, INC.
                        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997
                                                                                                Accumulated
                                                        Additional                                 Other
                                        Common    Stock   Paid-In    Accumulated  Comprehensive Comprehensive  Treasury
                                        Shares   Amount   Capital      Deficit        Income        Income     Stock     Total
BALANCE July 31, 1996                5,108,979  $25,545 $5,182,188 ($2,871,787)                             ($50,569) $2,285,377

Exercise of stock options               24,000      120     14,600                                                        14,720
Issuance of stock in
consideration for services               5,000       25      4,350                                                         4,375
Net loss                                                              (473,060)                                         (473,060)
                                     ---------   ------  ---------  -----------  -------------  ------------ --------  -----------
BALANCE July 31, 1997                5,137,979   25,690  5,201,138  (3,344,847)                              (50,569)  1,831,412

Issuance of stock in consideration
for service                             19,000       95     22,155                                                        22,250
Other comprehensive income, net of tax
Net income                                                              48,446        48,446                              48,446
Unrealized gain on investment security                                               429,061      $429,061               429,061
                                                                                 -------------
Comprehensive income                                                                 477,507
                                                                                 -------------
Decrease in treasury stock                                                                                     5,400       5,400
                                     ---------   ------  ---------   ----------  -------------   ----------- ---------  -----------
BALANCE July 31, 1998                5,156,979   25,785  5,223,293  (3,296,401)                     429,061  (45,169)  2,336,569

Exercise of stock options               82,000      410     67,544                                                        67,954
Other comprehensive income, net of tax
Net income                                                             631,342       631,342                             631,342
Market fluctuation on investment security                                           (169,688)      (169,688)            (169,688)
                                                                                 -------------
Comprehensive income                                                                 461,654
                                                                                 =============
BALANCE July 31, 1999                5,238,979  $26,195 $5,290,837 ($2,665,059)                    $259,373  ($45,169) $2,866,177
                                     =========  ======= ========== ============                    ========= ========= ===========

See notes to financial statements

                                     VERTEX INDUSTRIES, INC.
                                    STATEMENTS OF CASH FLOWS
                                                                    1999      1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (loss)                                               $631,342   $48,446  ($473,060)
                                                                 ---------  -------- -----------
 Adjustments to reconcile net income (loss) to net cash
   Provided by operating activities
      Depreciation and amortization                               130,221   141,811    194,382
      Stock issued in consideration for services                      --     22,250      4,375
      Deferred taxes                                              170,000  (205,000)       --
     (Increase) or decrease in operating assets:
        Accounts receivable                                      (122,637) (387,133)   157,898
        Allowance for doubtful Accounts                            45,319       --         --
        Inventories, net                                          168,932   118,220    110,570
        Notes and other receivables                              (134,700)   28,107     75,304
        Prepaid expenses and other current assets                  (8,600)   11,513    (18,976)
        Other Assets                                              (31,118)      --         --
      Increase or (decrease) in operating liabilities:
        Accounts payable                                          (47,475)  144,104    (40,010)
        Accrued expenses and other liabilities                     15,473    86,451     71,406
        Deferred revenue                                          (42,838)   75,982    181,510
                                                                 ---------  --------   -------
                   Net adjustments                                142,577    36,305    736,459
                                                                 ---------  --------   --------
                   Net cash provided by
                        operating activities                      773,919    84,751    263,399
                                                                 ---------  --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Additions to property and equipment                  (113,944)  (46,131)   (27,892)
            Other                                                     --      1,272     (1,642)
                                                                 ---------  --------   --------
                   Net cash used forinvesting activities         (113,944)  (44,859)   (29,534)
                                                                 ---------  --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
            Repayment of long term debt                                --    (2,567)    (2,800)
            Repayment of capitalized lease obligations             (5,641)  (14,516)   (31,576)
            Proceeds from short term borrowing                    100,000       --         --
            Repayments of short term borrowing                   (100,000)      --         --
            Proceeds from exercise of stock options                67,954       --      14,720
                                                                 ---------  ---------  --------
                   Net cash provided by
                  (used for) financing activities                  62,313   (17,083)   (19,656)
                                                                 ---------  ---------  ---------
                   Net increase in Cash                           722,288    22,809    214,209

CASH AND CASH EQUIVALENTS AT BEGINNING OF OF YEAR                 631,362   608,553    394,344
                                                               ----------  --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $1,353,650  $631,362   $608,553
                                                               ==========  ========   ========

See notes to  financial statements.

                          VERTEX INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS


(1) SIGNIFICANT TRANSACTIONS

   On September 16, 1999, the Company entered into a Subscription agreement with Edwardstone & Company, Incorporated, ("Edwardstone") and Midmark Capital, L.P. ("Midmark", and together with Edwardstone, the "Buyers"). Edwardstone purchased five million four hundred forty nine thousand six hundred forty two (5, 449,642) shares of the Company's common stock and MidMark purchased five million (5,000,000) shares of the Company's common stock. The consideration paid by Edwardstone and its affiliates for such shares was $5,000,000 and the consideration paid by MidMark for such shares was $5,000,000. As a result of such transactions, the Buyers beneficially own 60% of the Company's 16,896,121 common shares outstanding. As a condition to the Buyers' purchase of the shares, the Buyers and the Company entered into a Stockholders Agreement, dated September 16, 1999 (the "Stockholders Agreement") containing certain terms and conditions concerning the acquisition and disposition of such shares of the Company and the corporate governance of the Company.

   On September 27, 1999, the Company acquired all of the stock of Portable Software Solutions Limited, a company organized under the laws of England ("PSS"), Portable Software Solutions (Maintenance) Limited, a company organized under the laws of England ("Maintenance") and Trend Investments Limited, a company organized under the laws of the Republic of Ireland ("Trend", and together with PSS and Maintenance, the "PSS Group"). The PSS Group is the largest provider of handheld terminal solutions to mobile workers in the U.K. and leads the door-to-door insurance and dairy industries in the U.K.

   To fund its acquisition, the Company transferred 1,207,500 unregistered common shares to the PSS Group and Edwardstone transferred 384,484 of its Vertex shares to PSS. In addition, the Company paid the PSS Group approximately $5.9 million in cash and will make two additional payments of approximately $800,000 each, payable at the end of the six month period and the twelve month period, respectively, following the closing of the transaction. The shareholders of the PSS Group may be entitled to additional incentive payments based upon target average annual pre tax profits of the PSS Group for the two years ending December 31, 1999 and 2000. The Company used a portion of the cash consideration received from Edwardstone and MidMark when Edwardstone and MidMark purchased 60% of the Company's common shares on September 16, 1999.

   On September 27, 1999, the Company acquired all of the outstanding capital stock of ICS International AG ("ICS"), the leading provider in Germany of integrated high-end wireless data capture solutions to industrial users and one of the only multi-national European providers of such solutions.

   The total consideration paid to ICS was DM 9,000,000 of which DM 6,000,000 was paid in cash at the closing and the balance of DM
   3,000,000 was in the form of a note redeemable in amounts of DM 1,000,000 each on December 31, 1999, March 31, 2000 and June 30, 2000, respectively,  together with the interest thereon at a rate  of  8%  per
   annum.   Further interest in the amount of DM 726,000 was  paid  at  the closing on the original aggregate purchase price. The Company also assumed DM 4,000,000 of bank debt of which DM 3,000,000 was paid off at the closing. In addition, the Company purchased ICS's headquarters located in Neu Anspach near Frankfurt, Germany for DM 3,000,000, of which 3,000,000 was paid in cash and the remainder was financed through a mortgage the principal amount of which is DM 2,300,000. The Company used a portion of the cash consideration received from Edwardstone and MidMark to acquire ICS. The exchange rate on September 27, 1999 was 1.8961.


(2)  SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES:

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

     Revenue Recognition-

      Product revenue related to software sales is recorded at the time of shipment provided that no significant vendor and post contract support obligations remain outstanding and collection of the resulting receivable is deemed probable of collection by management. Maintenance and support service agreements are recognized on a straight-line basis over the life of the service agreement, generally twelve months, and is reflected in deferred revenue in the accompanying balance sheets.

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

      The estimated useful lives of depreciable assets are as follows-

Leasehold improvements                                  10 years
Machinery and equipment                                 12 years
Tools, dies and patterns                                12 years
Office furniture and equipment                        5-10 years
Computer equipment                                       3 years
Exhibit equipment                                        3 years
Capital leases                                           5 years

     Net Income (Loss) Per Share of Common Stock-

     The Company adopted SFAS No. 128, "Earnings per Share", on July 31, 1998. SFAS No. 128 establishes the new standard for computation and presentation of net income per common share. Under the new requirements both basic and diluted net income per common share are presented. All prior period net income (loss) per common share data has been restated.

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

     Stock Based Compensation-

     The   Financial   Accounting  Standards  Board  issued   a   standard,
     "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 has been applied. The Company has elected to continue to account for employee stock-based compensation under Opinion 25 and has made the required disclosures under SFAS 123 (see Note 3).

     Investment Securities-

     The Company has classified its investment securities as available for sale. Such securities are measured at fair value in the financial statements based on quoted market prices with unrealized gains and losses included in stockholders' equity.

     New Standards-

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130. "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.


(3)  SALE OF SUBSIDIARY AND INVESTMENT SECURITIES:

     On March 4, 1998 the Company entered into an agreement with MPEL Holdings Corp., parent company of Mortgage Plus Equity and Loan Corp., a mortgage banking company whereby MPEL Holdings Corp. merged with Vertex's inactive subsidiary, Computer Transceiver Systems, Inc. (OTCBB:CPTT). The agreement provided pre-merger CPTT shareholders with 4% of the merged company, of which Vertex owns approximately 2.7%. The merged company is traded Over the Counter Bulletin Board under the symbol MPEH. The Company currently owns 226,251 shares of MPEH. The Company has recognized an unrealized gain of $429,061 as of July 31, 1998 based on the then current stock price of $2 per share. As of July 31, 1999 the company has recorded market fluctuation of the investment in MPEH, based on the current stock price of $1.25 per share. The stock price of MPEH on September 16, 1999 was $.625 per share.
(4)  INVENTORIES:

   Inventories consist of the following-

                                                   July 31
                                               1999        1998
                                              ------     --------
Raw materials                                  $8,836      $7,815
Work in process                               $36,004      64,980
Finished goods and parts, net of
obsolescence reserves of $201,208 and
$235,419 in 1999 and 1998, respectively       250,617     391,594
                                             --------    --------
                                             $295,457    $464,389
                                             ========    ========

(5)  PROPERTY, EQUIPMENT
     AND CAPITAL LEASES:
   Details of property, equipment and capital leases are as follows-

                                                     July 31
                                               1999            1998
Property and equipment-
      Leasehold improvements                  $299,956       $283,926
      Machinery and equipment                  223,911        223,911
      Tools, dies and patterns                 454,067        451,682
      Office furniture and equipment           611,491        561,898
      Computer equipment                       203,868        157,933
      Exhibit equipment                        120,177        120,176
                                           ------------    -----------
             Total                          1,913 ,470      1,799,526
 Less- Accumulated depreciation and
 amortization                               (1,632,828)    (1,527,482)
                                           ------------    -----------
             Net property and equipment        280,642        272,044
                                           ------------    -----------
Capital leases-
      Office equipment                          86,448         86,448
      Automobiles                               55,309         55,309
                                           ------------    ------------
             Total                             141,757        141,757
      Less- Accumulated amortization          (132,035)      (126,480)
                                           ------------    ------------
             Net capital leases                  9,722         15,277
                                           ------------    ------------
          Net property, equipment and
          capital leases                      $290,364       $287,321
                                           ============    ============

   Depreciation and amortization of property, equipment and capital leases for the fiscal years ended July 31, 1999, 1998 and 1997 was $110,901, $108,891, and $151,969, respectively.
                              F13

(6) SHORT TERM BORROWING:

   In June 1999, the Company obtained a $600,000 working capital line of credit from a New Jersey Bank. The interest rate is prime plus 1%. The Company must maintain certain financial covenants to stay in compliance with the bank. The lines expire on January 31, 2000. As of July 31, 1999 there was no balance due on the loan.


(7)  LONG-TERM DEBT:

   Long-term debt consists of the following-

                                                        July 31
                                                    1999      1998
Obligations under capital leases, due in monthly
principal installments of $598 plus interest
at 10 9/16% interest                              $11,424   $17,065
Less- Current portion of long-term debt
                                                    6,269     5,641
                                                 ---------  --------
              Long-term debt                       $5,155   $11,424
                                                 =========  ========

(8)  NOTE AND OTHER RECEIVABLES:

   In 1996 the Company advanced NetWeave Corp., a related party, $100,000 for working capital purposes and received a promissory note. The note bears interest at 6%. On December 28, 1998 the Company amended its license agreement with NetWeave Corp. The Company paid NetWeave Corp. a one-time paid up Limited Enterprise License fee of $138,000. This payment consisted of canceling certain debt owed the Company. Specifically, debt was cancelled on interest on the factoring debt, the factoring debt, interest on the promissory note and the promissory note itself. As a result of this agreement the promissory note was reduced to $62,851. The Company has restructured repayment of the note and has recorded a contingency reserve of $50,000 against the note.

(9)  ACCRUED EXPENSES AND OTHER LIABILITIES:

   Accrued expenses and other liabilities consist of the following-

                                                      July 31
                                                 1999         1998
Professional fees                               $50,502      $36,033
Vacation salaries                                  --          6,627
Sales tax                                         1,484       22,623
Commissions                                      17,641       22,971
Payroll and deductions                           57,962       47,740
Royalty Expense                                  82,497       62,649
Pension Expense                                   5,870        3,255
Accrued contingency reserve                      50,000       50,000
Miscellaneous                                     6,611        5,196
                                               --------     --------
                                               $272,567     $257,094
                                               ========     ========

(10)  PENSION PLANS:

     The Company maintains a 401(k) plan, which is a defined contribution plan covering substantially all of the nonunion employees. Eligible employees can contribute up to 17% of their compensation not to exceed Internal Revenue Code limits. The Company will match 50% of the amount contributed by employees, up to 3% of compensation as defined. Company contributions for the years ended July 31, 1999, 1998 and 1997 were $18,386, $3,255, and $5,787, respectively.


(11) INCOME TAXES:

     Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities.

     The net deferred tax assets in the accompanying balance sheets consist of the following-

                                                 1999              1998
                                                ------            ------
Deferred tax assets-
 Allowance for accounts, note and other
receivables                                     $32,000             $48,000
 Inventory                                       80,000              73,000
 Deferred revenue                                    --             106,000
 Net operating loss carryforwards             1,363,000           1,433,000
                                              ---------           ---------
              Total deferred tax assets       1,475,000           1,660,000

Deferred tax liabilities -
Depreciation                                    (19,000)            (12,000)
Deferred revenue                               (120,000)               --
                                              ----------         -----------
         Total deferred tax liabilities        (139,000)            (12,000)
Valuation allowance                          (1,106,000)         (1,248,000)
                                             -----------         -----------
              Net deferred tax asset           $230,000            $400,000
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

     A valuation allowance on the deferred tax assets has been provided based on the Company's assessment of ability to realize such assets in the future. The valuation allowance for net deferred tax assets increased by $54,000 in 1999. The increase was the result of net changes in temporary differences and the reversal of $70,000 of valuation allowance based on projected operating results for 1999.

     The components of the income tax provision (benefit) included in the statements of operations for the fiscal years ended July 31, 1999, 1998 and 1997 consist of the following-

                                        1999           1998         1997
                                       ------        --------      ------
Current-
  Federal                             $290,000          --            --
  State                                 77,000          --            --
Deferred                              (197,000)      (205,000)        --
                                     ----------     ----------   ---------
Total income tax provision (benefit)  $170,000      ($205,000)        --
                                    ============    ==========   ==========

     At July 31, 1999, the net operating loss carryforwards available to offset future taxable income consist of approximately $4,433,000 in Federal net operating losses which will expire in various amounts through 2014, and state net operating losses of approximately $3,466,000 which will expire in various amounts through 2006.

     A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows-

                                             1999        1998       1997
                                            -------    -------    -------
Statutory rate                              (34.0%)    (34.0%)    (34.0%)
Effect of-
       Valuation allowance                   55.2      (96.9)      34.0
       Permanent differences                  0.0        0.0        0.0
       State income taxes, net of
       Federal tax effect                     0.0        0.0        0.0
                                             -----    --------    -------
          Effective income tax rate          21.2%    (130.9%)      0.0%
                                             =====    ========    =======

(12) COMMITMENTS AND
   CONTINGENT LIABILITIES:

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

     Rent expense for the years ended July 31, 1999, 1998 and 1997 was $164,340, $158,920, and $154,660, respectively.

     Minimum lease payments and sublease rental income are as follows-

                                        Equipment                 Sublease
                                        Capital      Operating    Rental
       Year Ended July 31               Leases        Leases      Income
             2000                       $7,180    $ 203,676      $53,010
             2001                        5,385      192,434       53,295
             2002                           --      177,005       54,720
             2003                           --      141,900       45,600
                                        ------     --------     --------
                 Total                  12,565     $715,015     $206,625
                                                   ========     ========
Less- Amount representing interest       1,141
                                        ------
                Present value of net
              minimum lease payments    11,424

Less- Current portion of obligations
under capital leases                     6,269
                                     ----------
          Long-term portion of
   obligations under capital leases     $5,155
                                     =========

     Employment Agreements-
     On May 28, 1999 the Company entered into a one-year employment contract with its President. The contract provides for an annual salary of $150,000 per year and a Company paid automobile. The term commences on August 1, 1999.

     On May 1, 1998 the Company entered into a three-year employment contract with its Vice President of Sales and Marketing. The contract provides for an annual salary of $95,000 per year, a Company paid automobile, 1% commission on operating revenues and stock options. On September 10, 1998 the Company entered into a two-year employment contract with its Director of Middleware Technologies. The Contract provides for an annual salary of $104,500 for the first year and $109,725 in the second year. The contract also provides for stock options.

(13) STOCKHOLDERS' EQUITY:
     Incentive Stock Options-
     The Company has an Incentive Stock Option Plan which provides for the granting of options to officers and other key employees to purchase shares of the Company's common stock. The maximum number of shares to be issued as part of the plan is 2,000,000. The maximum term of any option is ten years and the option price per share may not be less than the fair market value of the stock on the date the option is granted. Options granted to persons owning more than 10% of the voting shares of the Company may not have a term of more than five years and may not be less than 110% of fair market value.

                                                       July 31
                                         1999           1998           1997
Options outstanding, beginning of
year                                    821,600        667,600       341,600
Granted                                 375,000        170,000       450,000
Exercised                               (82,000)            --       (24,000)
Canceled                                (58,000)       (16,000)     (100,000)
                                      ---------       ---------     ---------
Options outstanding, end of year      1,056,600        821,600       667,600
                                      =========       =========     =========
Options price range                 $.475-$8.12    $.475-$8.12    $.475-8.12
Options exercisable                     430,400        373,800       144,600
Options available for grant             578,000      1,050,000       534,000

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

                                             1999        1998          1997
Net income (loss)-as reported             $631,342     $48,446     ($473,060)
Net income (loss)-pro forma               $397,842    $(94,470)    ($499,529)
Earnings (loss) per share-as reported         $.12        $.01         ($.09)
Earnings (loss) per share-pro forma           $.08       $(.02)        ($.10)

     The weighted average fair value at date of grant for options granted in 1999, 1998 and 1997 was $1.55, $.50 and $.46, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model based on the weighted average market price of $1.38 in 1999, $.81 in 1998 and $.85 in 1997 using the following assumptions-

Expected stock price volatility                            92%
Risk-free interest rate                                   6.67%
Weighted average expected life of options                3 years

     The effects of applying SFAS 123 and the results obtained through the use of the Black-Scholes option pricing model are not necessarily indicative of future values.

     Other Stock Options-

      In connection with an employment agreement, the Company granted an employee an option to purchase up to 300,000 shares of common stock, at an option price of $7.875 per share, expiring the earlier of June 29, 2003, one year after death, or 30 days after termination. The agreement allowed the employee to retire these options at their original grant price, should the market price of the Company's common stock drop below the exercise price of the options, and have the options granted again at the then market price. During 1996, the employee retired all 300,000 options exercisable at $7.875 and was subsequently granted 300,000 at an exercise price of $.50 per option the then market value of the common stock. During 1997, the employee left the Company and the Company agreed to waive the termination clause in the agreement. In 1998, in connection with an employment agreement, the Company granted an employee an option to purchase 70,000 shares of common stock, at an option price of $.68. All 70,000 options are currently exercisable.

      During 1999, the Company granted 25,000 options to the Company's legal counsel for legal services. The options are exercisable at $.94 and expire on September 23, 2001. These options are currently exercisable. During 1998, the Company granted 20,000 options to the Company's legal counsel for legal services. The options are exercisable at $.38 and expire on December 23, 2000. These options are currently exercisable. During 1997, the Company granted 20,000 and 120,000 options to two service firms as partial payment for legal, financial and consulting services. The 20,000 options are exercisable at $1.00; are currently exercisable and expire on January 9, 2000. The 120,000 options expired on July 7, 1998.

(14)      NET INCOME (LOSS) PER COMMON SHARE:

   The following table summarizes the computation of basic and diluted net income per common share for each of the three years ended July 31:

                                      1999          1998         1997
Net income (loss) available to
common shareholders                 $631,342       $48,446     $(473,060)
                                   ==========    ==========   ===========
Weighted-average common shares
outstanding                        5,191,579     5,133,674     5,102,003
Plus:  Common stock equivalents      719,109       106,246           --
                                   ----------    ---------    -----------
Diluted weighted-average common
shares outstanding                 5,910,688     5,239,920     5,102,003
                                   ===========   =========    ===========
Net income (loss) per common
share:
                             Basic      $.12          $.01         $(.09)
                           Diluted      $.11           .01          (.09)

The Company did not pay dividends for each of the three years ending July 31, 1999, 1998 and 1997.

(15) MAJOR CUSTOMERS:

   The Company had one customer which accounted for approximately 57% of revenue for the fiscal year ended July 31, 1999. As of July 31, 1999, approximately $230,519 of accounts receivable were due from this customer. For the fiscal year ended July 31, 1998 the same customer accounted for 17% of revenue. The Company had no customer which accounted for more than 10% of revenue for the fiscal year ended July 31, 1997.

(16)  SUPPLEMENTAL DISCLOSURES
      OF CASH FLOW INFORMATION:

                                                  July 31
                                           1999     1998     1997
Interest paid                             $5,295   $2,762   $6,372
Stock issued in consideration for
services                                     --    22,050    4,735

   The Company recorded a $138,000 non-cash transaction for the cancellation of debt related to the Limited Enterprise License fee. (see Note 8)

(17)  LICENSE AGREEMENT WITH
      NETWEAVE CORPORATION:

   On February 17, 1997 the Company entered into a license agreement (the "Agreement") with NetWeave Corporation ("NetWeave") to develop, market, sell and support the NetWeave product worldwide. The Company will pay NetWeave a royalty on the initial licenses sold and on annual license fees paid by the customer for maintenance and support of the NetWeave product. Under terms of the Agreement, the NetWeave Corporation assigns its existing customer base to the Company along with the existing sales representative agreements in the U. S. and the master distributor with SX Consultancy for Europe and Asia. SX Consultancy is a European software distributor and developer of custom software based in the UK. For the years ended July 31, 1999, 1998, and 1997 the NetWeave Licensing agreement generated revenues of approximately $967,000, $973,000 and $105,000, respectively, and Company incurred royalty expenses related to the revenues in the amount of $185,444, $137,909 and $15,759, respectively.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS:

   The fair value of the Company's financial instruments approximates the carrying amounts.

(19) CONCENTRATION OF CREDIT RISKS:

   From time to time the Company maintains cash balances that are in excess of Federally insured limits.

(20) OPERATING SEGMENTS:

     In June 1997, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years beginning after December 15, 1997. The statement allows, and the Company has chosen to present information for operating segments for the years ended July 31, 1999, 1998 and 1997, respectively.

     The Company has six distinct product lines that offer different products and services.

     The following tables list the operating revenues and gross margins of each segment:

Operating Revenues                1999          1998           1997
Barcode Equipment              $4,168,462       $412,883      $488,827
Card Devices                       28,171         66,472        49,806
Weighing Equipment and weights  1,520,489      1,231,481     1,291,054
Label Generating Systems           51,112        130,004       688,195
Software                          484,144        753,202       606,183
Middleware                        967,053        972,901       104,533
                               ----------     ----------    ----------
                               $7,219,431     $3,566,943    $3,228,598
                               ==========     ==========    ==========

Gross Margins                     1999          1998           1997

Barcode Equipment              $1,305,281       $147,657      $175,431
Card Devices                       16,623         23,905        22,208
Weighting Equipment and
weights                           724,282        449,471       463,038
Label Generating Systems           31,326         53,668       299,919
Software                          411,962        521,060       418,128
Middleware                        741,960        638,030        49,598
                               ----------     ----------    ----------
                               $3,231,434     $1,833,791    $1,428,322
                               ==========     ==========    ==========

   All  of the Company's business is conducted from its facility in Clifton,
   New  Jersey.   All  management  decisions  regarding  sales,  purchases,
   pricing and shipping are performed by the Company's management team.  At
   present,   Selling,   Research   and   Development   and   General   and
   Administrative Expenses are not specifically allocated to each product segment. In the future the Company plans to identify all costs relating to each product line to further ascertain the profitability of each segment.

                          VERTEX INDUSTRIES, INC.



                     VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997




                                        Balance    Additions   Deductions   Balance
                                           at       Charged      From       at End
                                       Beginning      to      Allowance       Of
                                       of Period    Expense                 Period
Year Ended July 31, 1999-
    Deducted from accounts
receivable for                          $75,985        $--     $45,319      $30,666
      doubtful accounts
    Deducted from inventory as
valuation allowance                    $235,419   $103,324    $199,604     $139,139


Year Ended July 31, 1998-
 Deducted from accounts receivable
    for doubtful accounts               $75,985       $--        $--        $75,985
 Deducted from inventory as
valuation allowance                    $139,419    $96,000       $--       $235,419

Year Ended July 31, 1997-
 Deducted from accounts
receivable for doubtful accounts        $75,985      $--         $--        $75,985
 Deducted from inventory as
valuation allowance                     $34,619   $204,000     $99,200     $139,419

                          SIGNATURES


          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     October 27, 1999    VERTEX INDUSTRIES, INC.


                              /s/Ronald C. Byer
                              President


          Pursuant to the requirements by the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


October 27, 1999              /s/Hugo H. Biermann
                              Joint Chairman of the Board,
                              Joint Chief Executive Officer
                                        and Director

October 27, 1999              /s/Nicholas R. Toms
                              Joint Chairman of the Board
                              Joint Chief Executive Officer
                                        and Director


October 27, 1999              /s/Ronald C. Byer
                              President and Director


October 27, 1999              /s/Gregory N. Thomas
                              Director

October 27, 1999              /s/Joseph R. Robinson
                              Director

October 27, 1999              /s/George A. Powch
                              Director

October 27, 1999              /s/Wayne L. Clevenger
                              Director

October 27, 1999              /s/Denis Newman
                              Director
                              -42-