Form 10-K
period 1999-09-30
VERTEX INDUSTRIES INC
filed 2000-01-14
CIK 779681

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        For the transition period from:
                      August 1, 1999 to September 30, 1999

                         Commission file number  0-15066

                    Vertex Industries,Inc. and Subsidiaries
              (Exact name of Company as specified in its charter)

                   New Jersey                        22-2050350
          (State of incorporation)    (I.R.S. Employer Identification No.)

                23 Carol Street                        07014
       (Address of principal executive offices)     (Zip Code)

       Company's telephone number, including area code:  (973) 777 - 3500

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

As of January 12, 2000 the aggregate market value of the voting stock held by non-affiliates of the Company was $ $37,301,727 based upon the closing price of the common stock as reported on the over-the-counter market as of January 12, 2000).

As of January 12, 2000 the Company had 16,982,921 shares of
Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits to Company's Registration Statement on Form S-18 (No. 33-897-NY) filed under the Securities Act of 1933, as amended and effective June 2, 1986, its Registration Statement on Form 8-A filed under the Securities Act of 1934 as amended, its Annual Reports on Form 10-K filed on or about October 31, 1986 through October 29, 1999 and Current Reports filed on Form 8-K dated December 3, 1999, October 7, 1999, October 1, 1999, September 22,1999, March 6, 1998, April 11, 1996, July 22, 1987, and
January 14, 1987, Form 8-Ka filed December 6, 1999 and Registration Statements on Form S-8 filed on November 2, 1992, March 1, 1993, March 24, 1993, April 27, 1993, October 2, 1993,
October 22, 1993, February 25, 1994, September 23, 1994, March 20, 1996, April 10, 1996, January 23, 1997, July 8, 1997, July
10, 1998 and November 10, 1998. S-4 filed on July 20, 1994, 10KA filed on June 14, 1996, Form 14(f) Information Statement dated July 1, 1999 and Amendment thereto dated August 24, 1999. Forms 3, Statement of Beneficial Ownership of Securities, filed on September 27, 1999 and Schedule 13D filed on September 27, 1999.

                                PART I

Item 1.  Business

General

Vertex Industries, Inc. ("Vertex" or "the Company") produces and sells systems that automate business functions performed by mobile workers, including sales force automation, the collection and processing of data, the identification of goods, services and individuals and solutions for the automation of warehouse operations and route accounting. These systems include both proprietary and third party software and third party hardware which are resold by Vertex as part of an integrated solution. The systems may be wired directly to the host computer or transmit the data via wireless technology. The Company also designs, manufactures and sells software for the integration of disparate computing systems and applications. These middleware products are generally sold in the banking, financial services and manufacturing industries. Increasingly, such systems are being provided with internet enabling technologies. The Company also manufactures and markets precision weighing equipment and weights.

The Company's systems and devices are used for the automatic sorting and tracking of inventory, routing and instructions for personnel as well as the collection of data in factories, warehouses, hospitals and other commercial establishments and the automation of field sales and customer service operations on a real time basis. Many of Vertex's solutions for its current warehouse customers involve the picking and packing of orders for customers with specific label compliance and EDI requirements and the receiving, put-away of goods being received from outside suppliers.

The Company's business focus has undergone a transformation from primarily producing hardware devices to developing sophisticated, software products and systems designed for data collection and computer networking and communication along with software resold from third parties. These systems may also contain hardware devices manufactured by third parties which Vertex resells as part of the solution for the customer

The Company's offices are located at 23 Carol Street,
Clifton, New Jersey 07014-0996 and its telephone number is (973)
777-3500. The Company was organized in the State of New Jersey in November 1974.

Recent Events

On September 16, 1999, pursuant to a Subscription Agreement by and among the Company, Edwardstone & Company, Incorporated, a Delaware corporation ("Edwardstone") and MidMark Capital, L.P., a Delaware limited partnership ("MidMark", and together with Edwardstone, the "Buyers"), dated as of June 21, 1999, as amended on August 23, 1999 and September 13, 1999, Edwardstone purchased five million four hundred forty nine thousand six hundred forty two (5,449,642) shares of the Company's common stock and MidMark purchased five million (5,000,000) shares of the Company's common stock. The consideration paid by Edwardstone and its affiliates for such shares was $5,000,000 and the consideration paid by MidMark for such shares was $5,000,000. As a result of such transactions, the Buyers beneficially own 60% of the Company's 16,921,121 common shares outstanding.

As part of these transactions: (i) three of the Company's five directors, James Maloy, Wilbur Highleyman and Irwin Dorros, resigned from office; (effective September 27, 1999) (ii) the number of directors constituting the full Board of Directors was increased to eight (8) members; and, (iii) Edwardstone appointed three of its designees, Hugo H. Biermann, Gregory N. Thomas and Nicholas R. H. Toms, and MidMark appointed three of its designees, Wayne L. Clevenger, Denis Newman and Joseph R. Robinson to serve as directors of the Company to fill the vacancies on the Company's Board of Directors created by such resignations. Ronald C. Byer and George Powch continue to serve in that capacity.

In addition, on September 27, 1999, James Q. Maloy resigned as Chairman of the Board and Ronald C. Byer resigned as Chief Executive Officer of the Company. Hugo H. Biermann and Nicholas
R. H. Toms have been appointed to serve as Joint Chairmen of the Board and Joint Chief Executive Officers of the Company to fill the vacancies created by the resignations of Messrs. Maloy and Byer. Mr. Byer continues to serve as President of the Company.

On September 22, 1999, the Company acquired all of the stock of Portable Software Solutions Limited, a company organized under the laws of England ("PSS"), Portable Software Solutions (Maintenance) Limited, a company organized under the laws of England ("Maintenance") and Trend Investments Limited, a company organized under the laws of the Republic of Ireland ("Trend", and together with PSS and Maintenance, the "PSS Group") pursuant to a Share Purchase Agreement, dated as of June 21, 1999, by and among the Company, St Georges Trustees Limited, a company organized under the laws of Jersey, Channel Island, as trustee on behalf of The John Kenny Settlement and The Godfrey Smith Settlement, John Kenny, Bryan J. Maguire and Godfrey Smith (the "Share Purchase Agreement). The PSS Group is the largest provider of handheld terminal solutions to mobile workers in the U.K. and leads the door-to-door insurance and dairy industries in the U.K.

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

With the acquisition of PSS and ICS, the Company has positioned itself as the provider of interactive systems to automate mobile workers in the areas of sales force automation, in the sales order entry, key account management and merchandising, marketing and customer research; and in the area of supply chain management from logistics management in the warehouse to route accounting and transportation of the goods to the customer. The Company's web enabling technologies are being attached to these interactive transaction processing systems, to improve productivity and quality while controlling costs.


Mobile Computing Industry Background

Mobile Computing involves the utilization of handheld computing devices that range in size from small palm sized to larger tablet sized or laptop sized devices that are used to collect data in the field. This data may be read by use of a number of technologies. These include, among others, magnetic stripe, laser and smart cards, bar code, optical character and pattern recognition. The data also may be manually entered into the terminal through the device's keyboard.

In some cases, the data is manipulated by an application program within the device and in other cases it is only collected and transmitted to another computing device for processing. Transmission of the data can be done by connecting the handheld device to a telephone line and sending it to the host computer utilizing programs in both the device and the host. The transmission can also be done via wireless means utilizing Radio Frequency technology.

The data can be collected and transmitted at a later time or can be transmitted as it is collected. The former method is called batch transmission while the latter is called real time transmission. In many cases, the collected data is processed during the overnight hours and therefore the results are not required until the following day and the batch transmission method is sufficient. But, in some cases, such as sale of inventory, the decision to replenish stock levels must be made immediately and therefore real time is required.

As currently applied, the Company's mobile computing technologies function in several ways. They serve to automate such mobile workers as: the persons collecting money from payphones, parking meters and vending machines; the insurance salesman selling insurance door to door and collecting premiums; milkmen delivering to a preplanned route and having the ability to sell additional product as required to the customer; the warehouseman picking an order for shipment.

Increasingly, these systems are being designed to process transactions interactively utilizing wireless and web enabling technologies to automate mobile workers.

Middleware Industry Background

The term "middleware" is a fairly new term and as yet remains unfamiliar to many in the computing industry. Products performing a middleware function were introduced in the late 1980s and were described by different terms. Some were touted as client/server products, but that marketplace has come to mean point-and-click rapid application development tools. Others called themselves message buses or distributed database products.

Today, middleware refers to those products which sit between applications and the network. They form a network operating system which lets incompatible programs communicate with each other over the network and lets programs access and update foreign legacy or SQL data distributed across the network.

Middleware allows a company to integrate the data and business rules which to date have been isolated on its disparate, incompatible legacy systems into a common, enterprise-wide knowledge base and then to open this information to today's modern technologies of workstations, LANs, and SQL databases and the internet.

The Company has chosen to specialize in that middleware marketplace segment which addresses the needs of mission-critical distributed applications which refers to enterprise dependence. Distributed implies heterogeneity - any number of incompatible systems may be involved in the business process that must appear seamless to the user.

For a middleware product to satisfy mission-critical, distributed application needs, it must possess fast response time with minimum stress on system computing, networking, and database resources; it must be scaleable which means it must handle growth both in term of functional growth and volume growth; it must be able to continue in the presence of, or recover gracefully from, any fault in the system and no system fault will compromise the information maintained by the system.

NetWeave is designed specifically to support the high performance, scalability, reliability, data integrity, and heterogeneous needs of mission-critical distributed applications

Products

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

The NetWeave product lets companies integrate their otherwise incompatible IBM, Digital, Unisys, Tandem, UNIX, and PC systems into a seamless whole. The NetWeave product has been used as a means of managing information by customers such as The New York Stock Exchange, Amtrak, Credit Agricole(France), Generale Bank(Belgium) and The Hungarian National Railway. Since the signing of this license agreement, Vertex has added new customers such as Rabo Bank(Belgium), Computer Sciences Corporation and the

U. S. Navy.

The synergy that exists between the NetWeave product and BridgeNet, provides Vertex with access to new customers with legacy systems and the need for direct data collection solutions without having to change computer platforms or databases. The NetWeave product has been the primary offering in the Company's Middleware Technologies group.

Thus, during Fiscal Year 1999, the Company recognized that the Internet was producing a new requirement for a middleware product which would provide an efficient and simple method for providing software developers with the ability to connect data on the World Wide Web to existing or legacy computer systems. A popular example of this need is the case where shoppers on a Web Site are given the ability to interact with data on the suppliers' host computer system. The shopper makes a product selection, enters an order and checks on product delivery status directly from his or her home computer which is connected to the Internet.

During Fiscal 1999, the Company began the development of a product called, evolve, which provides the tools necessary for the software developer to produce the messages necessary to allow the Web site to interact with the various host computers in the marketplace. It is anticipated that evolve will be demonstrated in the second quarter of Fiscal year 2000.

The Company, utilizing its experience in installing systems based upon BridgeNet, began development of a system to automate all phases of distribution center operations during Fiscal Year 1999. First implementations of this new system are scheduled for Second Quarter Fiscal Year 2000.

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

The new Vertex product is a Windows-based Client/Server real time warehouse management system which offers a complete solution for all areas of warehouse and distribution center operations. It is a cost competitive, scaleable solution that accommodates a variety of industries.

As part of the acquisition described in Recent Events, the Company acquired significant additional software products to enhance its position in the area of software for mobile computing, to wit, from PSS, LifePro(a product developed to automate field insurance agents), SalesPro(for the automation of field sales workers generally) and VanPro(for route accounting functions) and from ICS, its Stradivarius Warehouse Management Systems (WMS) products.

Telephone Coin Collection System

In conjunction with several other companies, Vertex has developed a route accounting system to automate the collection of coin boxes from public pay telephones (the "Telephone System"). The Telephone System is designed to reduce manual record keeping, improve the efficiency of coin collections and telephone repairs, and enhance data collection and processing, generally. The Telephone System operates with computer hardware and software components and bar code technology.

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

The Company produces and sells mainly pharmaceutical balances and weight sets. Vertex enjoys a good reputation in the pharmacy market. There have been no significant R&D or marketing expenditures for these products for the two-month period ending September 30, 1999 and the fiscal year ending July 31, 1999.

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

The following table sets forth the contribution to revenues of each of the Company's principal product lines during the periods indicated:

                       Two-Months
                          Ended
                       Sept. 30,                   July 31,
                       ---------    -----------------------------------
Product Lines (1)         1999         1999          1998          1997
------------------     ---------    ------------------------------------
Barcode Equipment       $112,937    $4,168,462     $412,883     $488,827
Card Devices                $675       $28,171      $66,472      $49,806
Weighing Equipment
and weights             $171,880    $1,520,489   $1,231,481   $1,291,054
Label Generating
Systems                   $8,650       $51,112     $130,004     $688,195
Software and PCS         $39,806      $484,144     $753,202     $606,183
Middleware and PCS      $175,034      $769,695     $735,316     $104,533

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

Vertex encourages its customers to purchase annual maintenance contracts on software purchased from the Company. The normal fee for the maintenance contract is 10-20% of the original purchase price of the software package depending upon the nature of the support required. For this fee, the customer is entitled to "bug" fixes and updates to the software, which are released by the company during the period of the contract. The contract does not include major revisions.

Marketing and Sales

The Company sells its BridgeNet and WMS products through a direct sales force, distributors and value added resellers in the United States. In recent years, the Company has placed more emphasis on direct sales of systems utilizing its software to end users.

The NetWeave product is sold through distributors internationally and through direct channels in the United States.

Sales of Vertex's weighing equipment and weights are made through approximately 60 laboratory supply distributors and wholesale drug suppliers in the United States and Canada. The Company has no written contracts other than purchase orders with any of these distributors or suppliers of this line and thus such distribution arrangements are non-exclusive and cancelable at will. The Company usually grants discounts ranging from 10% to 35%, depending on the product and quantity sold to such distributors and suppliers.

The Company promotes the sales of some or all of its products through national advertising, direct mailings, distributors' catalogs, trade shows and product literature. Its marketing effort has been designed to support and promote the sales of its bar code products, software and systems solutions.

Customers

The Company sells its products, directly or indirectly, to numerous customers, ranging in size from small companies to Fortune 1000 corporations. Its customers are end users, original equipment manufacturers as well as distributors. Many of its customers are repeat purchasers. Vertex's business is generally not seasonal.

Backlog

As of September 30, 1999 the Company's backlog was approximately $9,600,000 as compared with the backlog at July 31, 1999 of approximately $581,000 as compared with a backlog of approximately $4,496,000 as of July 31, 1998. The Company currently anticipates manufacturing and delivering substantially all of such total backlog during the current fiscal year, which ends September 30, 2000. Backlog figures generally include those orders that are in writing and executed by the customer and are for both products and services. On most orders, payment is due within 30 days of shipment.

Research and Development

The Company intends to continue its research and development activities mainly in the area of its BridgeNet, evolve and NetWeave software products and considers these efforts vital to its future business and prospect. It anticipates the continuation and expansion of such efforts primarily directed toward the improvement of existing products and the development of new products and applications in the Automatic Identification area and Electronic Commerce. For the two-months ended September 30, 1999 and for the fiscal years ended July 31, 1999 and 1998 the Company spent $192,268, $777,263 and $460,781 respectively, for research and development.

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

Employees

	With the acquisition of Portable Software Solutions Limited and ICS International AG the Company now employs 164 employees. Vertex Industries, Inc. located in Clifton, New Jersey employs 25 employees. There are 7 production and maintenance employees covered by a collective bargaining agreement between the Company and Local 262 of the New Jersey AFLCIO which runs through November 5, 2002. Other employees are not covered by such an agreement. Portable Software Solution Limited employs 52 employees of which 27 are located in London, England and 25 are located in Dublin, Ireland. ICS International AG employees 87 employees of which 62 are located in Germany, 16 are located in Italy, 4 are located in France, and 5 in the Netherlands. As of July 31, 1999 and July 31, 1998 Vertex employed a total of 27 and 25 employees, respectively.

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

In addition, the Company purchased ICS's headquarters located in Neu Anspach near Frankfurt, Germany for DM 3,000,000, of which DM 700,000 was paid in cash and the remainder was financed through a mortgage the principal amount of which is DM 2,300,000. The Company used a portion of the cash consideration received from Edwardstone and MidMark to acquire ICS.

The Company's subsidiary, Portable Software Solutions, leases a 3,000 square foot facility in Dublin, Ireland at an annual rental of $43,000. The lease has twenty-one more years to run and expires on September 30, 2020. In addition, PSS leases a 3,000 square foot facility, in London, England at the annual rental of $117,000. This lease will expire in March 2006.

The Company's facilities are considered adequate for present and expansion purposes.


Item 3:  Legal Proceedings

	None

The Company is aware of the potential for claims against it and other companies for damages arising from products and services provided by the Company that were not Year 2000 ready. The Company continues to believe that any such claim against it would be without merit. See Management Discussion and Analysis, Year 2000.

Item 4:  Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the period covered by this report.


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

The following table sets forth, for the periods shown, the high and low sale prices concerning such shares of Common Stock:

                           High                           Low

1998
First Quarter             1  1/16                       11/16
Second Quarter            1                              3/8
Third Quarter               15/16                        1/2
Fourth Quarter            1  1/2                         5/8
Two-months ended
     September 30,        1  5/8                       15/16


1999

First Quarter             1  7/16                       3/4
Second Quarter            2  1/4                       15/16
Third Quarter             2  9/16                    1
Fourth Quarter            3                          1  7/16
Two-Months Ended
   September 30,          3  5/16                    1 15/16


The approximate number of holders of record of the Company's shares of Common Stock, par value $.005 per share as of September 30, 1999 was 252. This number includes numerous brokerage firms that hold such shares in street name. The Company estimates that there are more than 3,000 beneficial shareholders as of January 12, 2000. There were no holders of record of the Company's shares of Preferred Stock, par value $.01 per share.

The Company has not paid any cash dividends on its Common
Stock and does not intend to do so in the foreseeable future.

Item 6.  Selected Financial Data

The following selected financial data of the Company should be read in conjection with the Company's financial statements and notes thereto appearing on pages beginning on F-1. Such financial data for July 31, 1999 and 1998 was restated as described in Notes 1 and 3 to the Consolidated Financial Statements.

                              A SUMMARY OF SELECTED FINANCIAL DATA
                           For the                                                                For the
                         Two-Months                                                             Two-Months
                           Ended                                                                   Ended
                        September 30,                      For the Years Ended July 31,       September 30,
                           1999            1999          1998          1997           1996         1998
                                     (as restated)  (as restated)                              (unaudited)
Revenues                $508,982       $7,022,073     $3,329,358    $3,228,598    $3,784,480   $1,094,003
Net Income (Loss)      $(683,711)        $512,984       ($94,139)   $ (473,060)   $  237,748   $   72,621
Average Number of
Shares Outstanding
             Basic     8,683,136        5,191,579      5,133,674     5,102,003     5,090,719    5,146,979
           Diluted     9,512,671        5,910,688      5,239,920     5,102,003     5,360,763    5,584,981
Net Income or
 (Loss) Per Share
            Basic          $(.08)            $.10          $(.02)        $(.09)         $.04         $.01
          Diluted          $(.08)            $.09          $(.02)        $(.09)         $.05         $.01
Working Capital
(Deficit)            $(3,828,041)      $1,699,826     $1,356,686    $1,184,762    $1,489,689   $1,257,060
Current Ratio             (.74:1)         2.37:1         2.21:1        3.03:1        4.81:1       1.68:1
Property,
Equipment and
Capital Leases        $4,558,308       $2,055,227     $1,941,283    $1,895,152    $1,867,259   $1,961,990
Less:  Accumulated
   Depreciation &
Amortization          $1,778,494       $1,764,863     $1,653,962    $1,545,071    $1,393,102   $1,668,170
Property, Equipment
  Capital Leases
and Leased
Equipment -Net        $2,779,814         $290,364       $287,321    $  350,081    $  474,157   $  293,820
Total Assets         $29,545,878       $3,851,193     $3,323,066    $2,433,455    $2,715,856   $3,904,148
Long-Term Debt        $1,484,162           $5,155        $11,424    $   17,065    $   32,875   $   10,424
Stockholder's
Equity               $13,564,270       $2,605,234     $2,193,984    $1,831,412    $2,285,377   $2,054,382

      Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
      On September 27, 1999, the Company elected to change the date of its fiscal year-end to September 30. The Company has adjusted its accounting for revenue recognition of certain software license fees and related postcontract customer support revenue because the Company determined that information with respect to separate pricing for each of the multiple elements is not available. Accordingly, the July 31, 1999 and 1998 financial information, presented herein, has been restated as described in Notes 1 and 3 to the Consolidated Financial Statements. The management discussion and analysis that follows compares the results of the two-month period ending September 30, 1999, transition period, with the results for the two-month period ending September 30, 1998, not previously reported. In addition, it compares the results for the year ended July 31, 1999 to the results for the year ended July 31, 1998, and July 31, 1998 to the year ended July 31, 1997.

Two months ended September 30, 1999 compared with the two months ended September 30, 1998.

Operating Revenues

Operating revenues decreased $585,021 or 53% to $508,982 for the two-month period ended September 30, 1999 as compared to $1,094,003 for the same period in 1998. Revenue for the weighing equipment product line increased 10% or $15,209 to $171,880 for the two-month period ended September 30, 1999 as compared to $156,671 for the same period in 1998. Revenue for the bar code product line decreased $615,155 or 84% to $112,937 for 1999 as compared with $728,092 in 1998. The decrease is due primarily to the Company not replacing the revenue provided by the 1998 Bell Atlantic contract to provide 1,000 data collection devices. Revenue for the software product line which includes the Company's BridgeNet software product and warehouse management systems decreased $13,932 or 26% to $39,806 for the two-month period ended September 30, 1999 as compared to $53,738 in 1998. The decrease is primarily due to the Bell Atlantic software order, which was delivered in 1998. Revenue from the NetWeave licensing agreement increased to $175,034 for the two-month period ended September 30, 1999 as compared to $145,938 for the same period in 1998 due to the Company's emphasis on higher margin products.

Operating Expenses

Cost of sales decreased to 43% of revenues for the two-month period ended September 30, 1999 as compared to 56% in 1998.
Cost of Sales for the two-months ended September 30, 1999 decreased by $392,875 to $218,208 as compared with $611,083 in 1998.
The decrease is primarily attributable to the absence of the Bell
Atlantic contract, which was mostly hardware at lower gross margins. As the Company moves to a higher margin, more service oriented company, the cost of sales should continue to decrease as a percentage of revenue.

Selling and administrative expenses increased $133,353 or 52% to $390,721 for the two-month period ended September 30, 1999 as compared to $257,368 in 1998. The Company increased its reserve for bad debts by $29,000 and incurred $61,416 in severance expense to a former employee. Research and development expenses increased $83,543 or 77% to $192,268 for the two-month period ended September 30, 1999, as compared to $108,725 for the same period in 1998. The increase is due to the hiring of additional personnel and consultants to complete software development projects and to expedite future sales.

The Company recorded an operating loss of $279,711 for the two-month period ending September 30, 1999 and compared to an operating profit of $120,621 in 1998 for the reasons stated above.

Other income

Interest income increased $8,610 to $12,701 for the two-month period ended September 30, 1999. The increase is due to additional funds being available to invest in the Company's money market account and generate interest income. Interest expense decreased $100 from $297 to $197.

Income Tax Provision (Benefit)

The Company recorded a income tax provision of $404,000 for the two-month period ended September 30, 1999 as compared to an income tax provision of $48,000 for the same period in 1998.

The tax provision for the two months ended September 30, 1999 is directly related to an increase in the deferred tax asset valuation reserve. The Company believes that as of September 30, 1999, an ownership change under
Section 382 of the Internal Revenue Code ocurred. The effect of the ownership change would be the imposition of annual limitation on the use of the NOL carryforwards attributable to the periods before the change which Management has not yet quantified. Management presently believes it is no longer more likely than not that the deferred tax asset will be realized.

Net Income (Loss)

The company recorded a net loss of $683,711 for the two-months ended September 30, 1999 as compared to a net income of $72,621 for the two-months ended September 30, 1998 for the reasons stated above.

Year ended July 31, 1999 (as restated) compared with Year Ended July 31, 1998 (as restated).

Operating Revenues

Operating revenues increased $3,692,715 or 111% to $7,022,073 for the year ended July 31, 1999 as compared to $3,329,358 for the same period in 1998. Revenue for the weighing equipment product line increased 23% or $289,008 to $1,520,489 for the year ended July 31, 1999 as compared to $1,231,481 in

1998.  The increase is due to an increase in product demand.
Revenue for the bar code product line increased $3,755,579 or
910% to $4,168,462 for 1999 as compared to $412,883 for 1998.
The increase is due primarily from the Bell Atlantic contract for
1,000 data collection devices.   Revenue for the Card Reader product
line decreased to $28,171 in 1999 from $66,472 for the same period in 1998. Management does not expect revenue from this product line to increase and currently the company is supporting its existing customer base.

Revenue for the software product line which includes the Company's BridgeNet software product and warehouse management systems decreased $269,058 or 36% to $484,144 in 1999 as compared to $753,202 for the same period in 1998. The decrease is primarily due to the Bell Atlantic software order, which was delivered, in the fiscal 1998. The Company has added additional software products in addition to BridgeNet to its current list of products, such as warehouse management systems and its new e-commerce product, "evolve". Management expects revenue from these products to increase in future years. Revenue from the Label Generating Systems product line decreased $78,892 or 61% to $51,112 for the year ended July 31, 1999 as compared to $130,004 for the same period in 1998. The decrease is due to a decrease in demand for the Model 2400 Label Generating System. The Company is currently supporting existing customers and does not expect any future revenue from this product line. Revenue from the NetWeave licensing agreement increased to $769,695 for 1999 as compared to $735,316 for the same period in 1998.

Operating Expenses

Cost of Sales increased to 57% of revenues in 1999 as compared to 52% in 1998. Cost of Sales for the year ended July 31, 1999 increased by $2,254,845 to $3,987,997 as compared to $1,733,152 in 1998. The increase is primarily attributable to the Bell Atlantic contract, which was mostly hardware at lower gross margins. As the Company moves to a more service oriented company, the cost of sales should continue to decrease as a percentage of revenue.

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

The Company recorded an operating profit of $556,108 for the year ended July 31, 1999 as compared to an operating loss of $414,301 in 1998. The operating profit in 1999 is primarily attributed to the increase in operating revenues generated from the Bell Atlantic contract.

Other income

Interest income increased $30,247 to $53,171 for the year ended July 31, 1999 as compared to $22,924 in 1998. The increase is due to funds being available to invest in the Company's money market account and generate interest income. Interest expense increased $2,533 for the year ended July 31, 1999 to $5,295 as compared to $2,762 in 1998. The increase is due to the Company's working capital line of credit.

Income Tax Provision (Benefit)

The Company recorded an income tax provision of $91,000 for the year ended July 31, 1999 as compared to an income tax benefit of 300,000 for 1998.

Net Income (Loss)

The Company recorded net income of $512,984 for the year ended July 31, 1999 as compared to a net loss of $94,139 in 1998.

The Company has shifted its focus to warehouse management
systems, its e-commerce products, including "evolve" and as
well as its mobile computing systems.   The Company continues its
efforts on the BridgeNet Data Collection management systems and the Netweave middleware product.

The Company continues to expand its customer base which includes: AT&T, Bell Atlantic, Credit Lyonnais, Dell Computers,
Tenneco Packaging, MCI, Lucent Technologies, Gemini Industries,
P.C. Richards and Tommy Hilfiger.

Year ended July 31, 1998 (as restated) compared with Year Ended July 31, 1997.

Operating Revenues

Operating revenues increased $100,760 or 3% to $3,329,358 for the year ended July 31, 1998 as compared to $3,228,598 for the same period in 1997. Revenue for the weighing equipment product line decreased 5% or $59,573 to $1,231,481 for the year ended July 31, 1998 as compared to $1,291,054 in 1997. The decrease is due to a decrease in product demand. Revenue for the bar code product line decreased $75,944 or 16% to $412,883 for
1998 as compared to $488,827 for 1997.  The decrease is
due to a lack of orders for bar code hardware products. For
1999 the Company expects revenues of approximately $3.3
million of bar code hardware primarily from the Bell Atlantic
contract for 1,000 data collection devices.   Revenue for the
Card Reader product line increased to $66,472 in 1998 from $49,806 for the same period in 1997. Management does not expect revenue from this product line to increase and currently the company is supporting its existing customer base.

Revenue for the software product line which includes the Company's BridgeNet software product and warehouse management systems increased $147,019 or 24% to $753,202 for the year ended July 31, 1998 as compared to $606,183 for the same period in 1997. The increase is primarily due to the Bell Atlantic software order, which was previously announced by the Company. The Company has added additional software products in addition to BridgeNet to its current list of products, such as warehouse management systems and its new e-commerce product, "evolve". Management expects revenue from these products to increase in future years. Revenue from the Label Generating Systems product line decreased $558,191 or 81% to $130,004 for the year ended July 31, 1998 as compared to $688,195 for the same period in 1997. The decrease is due to a decrease in demand for the Model 2400 Label Generating System.
The Company is currently supporting existing customers and does not expect any future revenue from this product line. Revenue from the Netweave licensing agreement increased to $735,316 for the year ended July 31, 1998 as compared to $104,533 for the same period in 1997.
The Company entered into the Netweave licensing agreement in February 1997 therefore only had five months of revenues in fiscal 1997.

Operating Expenses

Cost of Sales decreased to 52% of revenues 1998 as compared to 55% in 1997. Cost of Sales decreased $67,124 in 1998 to $1,733,152 as compared to $1,800,276 in 1997. The decrease is partially attributed to reduced costs in operating the Netweave licensing agreement, in addition to a change in the sale mix for fiscal 1998 as compared to 1997. As the Company moves to a more service oriented company, the cost of sales should continue to decrease as a percentage of revenues.

Selling and administrative expenses increased $37,777 or 3% to $1,549,726 for the year ended July 31, 1999 as compared to $1,511,949 for same period in 1997. The increase is partially due to having twelve months of operating expenses for the Netweave licensing agreement in 1998 as compared to only five months of operating expenses in 1997.

Research and development expenses decreased 7% or $36,081 to $460,781 for the year ended July 31, 1998 as compared to $496,862 for the same period in 1997. The decrease is due to a decrease in the staff of the R&D department in addition to a decrease in R&D expenses for the Netweave licensing agreement.

Operating Income (Loss)

The Company recorded an operating loss of $414,301 for the year ended July 31, 1998 as compared to an operating loss of $580,489 in 1997. The operating loss in 1998 is primarily attributed to the Company's sales mix and operating revenues not increasing sufficiently to cover the operating expenses of the Company's operations. Management expects to increase revenues and keep operating expenses constant in 1999.

Other Income

Interest income decreased $15,877 to $22,924 in 1998 as compared to $38,801 in 1997. The decrease is due to funds not available to invest in the Company's money market account and generate interest income. Interest expense decreased $3,610 in 1998 to $2,762 as compared to $6,372 in 1997. The decrease is due to the Company's reduction in capital leases.

In 1997 the Company recorded $75,000 in other income. The $75,000 pertains to the termination of Time-Med's contract to purchase label generating systems from the Company. The Company received $75,000 in cash and all of the previously purchased LGS from Time-Med in settlement on the contract. In 1998 the Company did not record any other income.

Income Tax Provision (Benefit)

The Company recorded an income tax benefit of $300,000 for the year ended July 31, 1998 as compared to no income tax provision or benefit for fiscal 1997.

The income tax benefit for 1998 represents the Company's ability to utilize the net operating loss carryforwards which were generated in past years in fiscal 1999 and beyond.

Net Income (Loss)

The Company recorded net loss of $94,139 in 1998 as compared to a net loss of $473,060 in 1997. The reduction in the net loss in 1998 is primarily attributed to an income tax benefit of $300,000, which was recorded in the 1998.

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

Capital Resources and Liquidity:

Amounts available under lines of credit secured by the Company and its subsidiaries and funds generated from operations are the primary source of liquidity. In June 1999 the Company secured a $600,000 working capital line of credit with a New
Jersey lending institution, all of which is available at September 30, 1999. This line of credit expires on January 31, 2000, and the Company presently is in discussions with the bank to renew and increase the amount available. The Company has obtained a waiver relating to certain financial covenants stated in the agreements under the line of credit as of September 30, 1999. Portable Software Solutions, Ltd, one of the Company's European subsidiaries has a line of credit of $180,000, all of which was available of September 30, 1999, and which is secured by the subsidiaries accounts receivable. In addition, ICS International-AG has approximately $36,000 of unused credit available with two banks in Germany.

For the period ended September 30, 1999, the Company funded certain acquisitions with the combination of cash, common stock and debt.

Capital expenditures for the two-month period ended
September 30, 1999 and the fiscal years ended July 31, 1999 and 1998 were approximately $26,000, $114,000 and $46,000, respectively.
Capital expenditures are primarily computer equipment used for Research and Development and internal office use.

The Company believes that as of September 30, 1999, an ownership change under Section 382 of the Internal Revenue Code occurred. The effect of the ownership change would be the imposition of annual limitation on the use of the NOL carryforwards attributable to the periods before the change which Management has not yet quantified. Management presently believes it is no longer more likely than not that the deferred tax asset will be realized. At September 30, 1999, the Company's federal net operating loss was approximately $4 million expiring in various amounts through 2019 and the Company's state net operating loss was approximately $3.4 million expiring in various amounts through 2006.

The Company anticipates that working capital, together with funds generated from operations and amounts available under lines of credit will be sufficient to meet the cash needs of the Company during the coming year. Should it choose to do so, the Company believes that the private placement and public equity markets are also available to it for purpose of funding working capital needs or other corporate purposes.

The Company's results of operations have not been materially affected by inflation.

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

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

(a)	On November 30, 1999 the registrant and Sax, Macy, Fromm &
        Co., P.C.("Sax, Macy") mutually agreed to cease the client auditor relationship. Sax, Macy's report upon registrant's financial statements for its fiscal years ended July 31, 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles. During registrant's fiscal years ended July 31, 1999 and July 31, 1998, and the interim period from August 1, 1999 to November 30, 1999 (the "Interim Period"):
        (i) there were no disagreements (of the nature contemplated by Item 304 (a) (1) (iv) of Regulation S-K) between registrant and Sax, Macy and (ii) there were no reportable events of the nature contemplated by Item 304 (a)(1) (v)(A)-(D) of Regulation S-K.

(b)	On November 30, 1999, registrant engaged Ernst & Young, LLP
        as its independent auditors for registrant's new fiscal year ending September 30, 1999 (See Item 8 below). The registrant's Audit Committee approved the appointment of Ernst & Young LLP as the registrant's auditors through the distribution of the Ernst &
        Young LLP engagement letter to the members of the Committee.
        During registrant's two fiscal years ended July 31, 1999 and July 31, 1998 and the Interim Period, registrant did not consult Ernst
        & Young LLP with respect to any of the matters contemplated by
        Item 304 (a)(2)(i)-(ii) of Regulation S-K.

                           PART III

Item 10.  Directors and Executives Officers of the Company

Certain information about directors and officers of the Company is contained in the following table:

      Name              Age                   Position
Hugo H. Biermann	50		Joint Chairman/Joint CEO
                                        and Director

Nicholas R. H. Toms	50		Joint Chairman/Joint CEO
                                        and Director

Ronald C. Byer(1)	66		President, Treasurer and
					Director

Barbara H. Martorano	42		Secretary

George Powch(2)(3)	51		Director

Gregory N. Thomas(2)(3) 52              Director

Wayne L. Clevenger(3)   56              Director

Denis Newman            69              Director

Joseph R. Robinson(2)   57              Director


(1) Trustee under the 401(K)Plan

(2) Members of Audit Committee.

(3) Members of Stock Option and Compensation

All directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. Directors who are not officers receive $1,000 annual compensation, paid quarterly, for attending director's meetings and are reimbursed for all related expenses.

Hugo H. Biermann, 50, has been a principal in
Edwardstone, an investment management  company, since  1986
and  has  served  as President of Edwardstone since 1989.
From  1988  to  1995  Mr. Biermann served as Director and Vice
Chairman of Peak Technologies Group,  Incorporated ("Peak
Technologies"), a company involved  in automated data capture technologies.

Nicholas  R. H. Toms, 50, has been a principal of
Edwardstone since 1986 and Chairman and Chief Executive
Officer of Edwardstone since  1989.  From 1985 to 1996 he
served as a Director of  Lynton Group,  Inc.,  a  corporation
involved in general aviation.   From 1988  to  1997, Mr. Toms
served as Chairman, President  and  Chief Executive Officer of
Peak Technologies.

Ronald C. Byer, 66, joined the Company in 1975 and has served as Vice President of Marketing and Sales since 1979, Treasurer since 1983, Executive Vice President since 1985 and a Director since 1976. From 1963 to 1975, Mr. Byer held various positions at Datascan, Inc. After its acquisition by Dymo Industries, Inc., he became manager of its newspaper computer systems group. From 1958 to 1972 Mr. Byer was employed by Bendix Aviation Corp. Mr. Byer has a bachelor's degree in electrical engineering from Rensselaer Polytechnic
Institute ("RPI"). Mr. Byer was promoted to President of the Company on July 31, 1995 and to Chief Executive Officer on
January 17, 1996.

Barbara H. Martorano, 42, joined the Company in June,
1990 and has served in a variety of positions, including Sales
Coordinator, Office Administrator, Assistant to the Secretary,
President and Chairman of the Board, as well as, Corporate
Secretary as of January 17, 1996. Mrs. Martorano is a graduate of Berkeley, Garret Mountain Campus.

George Powch, 51, has served as a Director of the Company since 1987. He is President & Chief Executive Officer of
Huber + Suhner (North America) Inc., responsible for the North
American units of Huber + Suhner AG of Switzerland. These include Champlain Cable Corporation, a manufacturer of specialty wire and cable, Huber + Suhner, Inc. a manufacturer and reseller of RF and microwave components for telecommunications, Huber + Suhner Integration, Inc. and Huber
+ Suhner (Canada) Ltd. He was previously Vice President &
General Manager of Cinch Connectors, a division of Labinal
Components & Systems, Inc.  From 1987 to 1993, Mr. Powch was
President of BFI-IBEXSA International Inc., a distributor of electronic components. Prior to that, he held a variety of positions including President of Diffracto Ltd.(1984-1986) and Vice President & General Manager of Bendix's Robotics Division
(1981-1983).  Mr. Powch has an MBA degree from Harvard
Business School, an M.S. degree from Stanford University and a B.S. from MIT, both in Electrical Engineering.

Gregory N. Thomas, 52, has been managing director of
Treacy Ventures  LLC,  a private venture capital company,
since  February 1999.   Mr. Thomas also sits on the board of
directors of a number of  private companies.   From December
1997 to February 1999,  Mr. Thomas   served  as  Vice
Chairman  and  a  Director  of  Freedom securities, Inc., an investment bank.  Mr. Thomas was a director of Peak

Technologies from September 1992 to June 1997. Prior to his retirement in December 1992, Mr. Thomas had, for more than five years, been a partner with William Blair & Company, an investment-banking firm.

Wayne L. Clevenger, 56, has been a managing director of MidMark Advisors, Inc., the general partner of MidMark Equity
Partners, L.P., since 1994 and a managing director of  MidMark
Associates,  Inc.,  the general partner of  MidMark,  since
1994. MidMark is an investment limited partnership holding equity securities in 12 private portfolio companies. Mr.
Clevenger is on the board of directors several privately owned companies.

Denis Newman, 69, has been a managing director of MidMark Advisors, Inc., the general partner of MidMark
Equity Partners, L.P., since 1994 and a managing director of MidMark Associates, Inc., the general partner of MidMark, since 1994. Mr. Newman is on the board of directors of several privately owned companies.

Joseph R. Robinson, 57, has been a managing director of MidMark Advisors, Inc., the general partner of MidMark Equity
Partners, L.P., since 1994 and a managing director of MidMark Associates, Inc., the general partner of MidMark, since 1994. Mr. Robinson is on the board of directors of several privately owned companies.

Item 11.  Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the two-months ended September
30, 1999 for the fiscal years ended July 31, 1999, 1998 and 1997 of those persons who were, at July 31, 1999, executive officers of the Company earning annually $100,000 or more:

                     SUMMARY COMPENSATION TABLE
          Annual                Long-Term Compensation               All Other
       Compensation                                                Compensation
    (a)      (b)    (c)      (d)      (e)         (f)      (g)      (h)         (i)
                                     Other     Restricted                       All
    Name and                         Annual      Stock              LTIP       Other
    Principal     Salary    Bonus Compensation  Award(s) Options/  Payout  Compensation
    Position  Year  ($)      ($)      ($)         ($)    SARs (#)    ($)        ($)
Ronald C.     ***  $ 27,500          $988          -        -         -          -
Byer          1999 $115,000   -    $5,910          -        -         -          -
President     1998 $115,000   -    $5,553          -        -         -          -
              1997 $115,000   -    $6,150          -        -         -          -

***Two-Months ended September 30, 1999

All Officers and non-union employees of Vertex are covered by a pension plan that is financed by voluntary employee and Company contributions. See "401(k) Savings and Retirement Plan" and Note
9 of Notes to Financial Statements.

Mr. Byer is provided with an automobile by the Company; a portion of which may represent the personal use thereof estimated at $2,500 per year and is excluded.

On November 13, 1995 Mr. McLaughlin, former CFO and
Treasurer, was granted 50,000 stock options at an exercise price of $.75 which vest over five years and expire on November 13, 2005. On November 13, 1997 Mr. McLaughlin was granted 25,000 stock options at an exercise price of $.81 which vest over five years and expire on November 13, 2007. On January 20, 1999 Mr. McLaughlin resigned his post as Chief Financial Officer and Treasurer, the positions which he held since joining the Company in November, 1995. On December 29, 1997 Mrs. Barbara Martorano, Corporate Secretary, was granted 5,000 stock options at an exercise price of $.56 which vest over five years and expire on December 29, 2007. These shares were granted under the Company's Incentive Stock Option Plan. Stock appreciation rights are not granted under the Incentive Stock Option Plan. The Company does not currently have in effect a Long-Term Incentive Plan ("LTIP") and, consequently, no such awards were granted to Vertex's executive officers in fiscal years covered above.

There were no unexercised options, under the incentive stock option plan to purchase the Company's common stock for the two-month period ended September 30, 1999 by the above named officers.

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

The Plan is administered by the Board of Directors and a committee presently consisting of three members of the Board which determines which persons are to receive options, the number of shares that may be purchased under each option and the exercise prices. In the event an optionee voluntarily terminates his employment with the Company, he has the right to exercise his accrued options within 30 days of such termination. However, the Company may redeem any accrued options held by each optionee by paying him the difference between the option price and the then fair market value. If an optionee's employment is involuntarily terminated, other than because of death, he also has the right to exercise his accrued options within 30 days of such termination.

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

As of September 30, 1999 options to acquire 1,392,000 shares of the Company's Common Stock at exercise prices of $.50 to $8.12 per share have been granted under the Plan to 14 employees and one director of the Company. As of September 30, 1999, 375,400 options have been exercised and 1,016,600 options are outstanding, with 428,400 options presently exercisable.

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

Under the current terms of the 401(k) Plan, employees may elect to defer from Federal income tax from 1% to 17% of their annual compensation, not to exceed Internal Revenue Code limits and have it contributed to the 401(k) Plan on their behalf. In addition, Vertex may make a contribution of up to 3% of a contributing employee's salary. The salary deferrals are fully vested, while the Company's contributions vest 20% upon the completion of the second year of service with the Company or its subsidiaries, 20% upon completion of the third year of service, 20% upon the completion of the fourth year of service, 20% upon the completion of the fifth year of service and the remaining 20% upon the completion of the sixth year of service or, if earlier, upon the death, disability or retirement of the participant. Benefits under the 401(k) Plan are generally distributed in a lump sum following the participant's retirement, death, disability or termination of employment, or in a case of hardship, prior to the termination of the participant's employment.

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

There was no matching contribution for the two-month period ended September 30, 1999. The charge against income for matching contributions for fiscal 1999, 1998 and 1997 were $18,386, $3,255, and $5,787, respectively.

The following former directors of Vertex were granted qualified stock options in the amounts specified opposite their names, at the exercise prices so indicated and on the dates specified:

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

On September 27, 1999 Dr. Highleyman and Dr. Dorros resigned their position as members of the Board of Directors.
Both Dr. Highleyman and Dr. Dorros have one year from that date to exercise their options. At that time their options will be cancelled.

Item 12:  Security Ownership of Certain Beneficial Owners and
Management

The following information table sets forth certain information regarding the Company's Common Stock owned on September 30, 1999 by (i) each who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Names and Address of
Directors, Officers and              Shares Owned(4)(7)  (1)(2)(4)(5)
5% Shareholders                         Number            Percent

MidMark Capital L.P.                      5,000,000        29.5
  466 Southern Blvd.
  Chatham, NJ 07928

Bacchus International                     1,217,718         7.2
2321 "C"
North Geneva Terrace
Chicago, IL 60614

James Q. Maloy                            1,202,208        7.1
  23 Carol Street
  Clifton, New Jersey

Nicholas R. H. Toms                       1,151,120        6.8
  23 Carol Street
  Clifton, New Jersey

Ronald C. Byer                              448,422        2.7
  23 Carol Street
  Clifton, New Jersey

Bunter, B.V.I., Ltd                         413,010        2.4
  C/O Ansbacher, B.V.I. Ltd.
	 Roadtown, Tortola, B.V.I.

Gregory Thomas                              294,117        1.7
  4 Acorn Street
  Boston, MA

All officers and directors                7,356,669       43.4
  as a group (8 persons)(3)(5)(6)

(1)	Does not give effect to the issuance of up to 2,000,000
shares of Common Stock reserved for issuance under the Company's incentive stock option plan and 445,000 shares under non-qualified stock options.

(2)	Gives effect to a 2 for 1 stock split effective April 19,
        1993

(3)	Includes 50,000 shares of common stock owned by Mr. George
        Powch.

(4)	On September 27, 1999 control of the Company changed.  See
        "Item 1, Business, Recent Events" section in Part I of this filing.

(5) Includes 413,010 shares held in the name of Bunter, B.V.I., Ltd. of which Mr. Hugo Biermann may be deemed a beneficiary. Mr. Biermann disclaims such beneficial ownership.

(6)     Includes the 5,000,000 shares held in the name of MidMark
        Capital L.P. of which Mr. Joseph R. Robinson, Mr. Denis
        Newman and Mr. Wayne L. Clevenger are managing directors, but disclaim beneficial ownership.

(7)     Mr. Joseph R. Robinson, Mr. Denis Newman and Mr. Wayne L.
        Clevenger are managing directors of MidMark Capital L.P. but disclaim beneficial ownership of the shares.

Item 13.  Certain Relationships and Related Transactions

On February 17, 1997 the Company entered into a License
Agreement with NetWeave Corporation to develop, market, sell and support the NetWeave product worldwide. The Company will pay NetWeave a royalty on the initial licenses sold and on annual license fees paid by the customer for maintenance and support of the NetWeave product. Under terms of the License Agreement, NetWeave Corporation assigned its existing customer base to the Company along with the existing sales representative agreements in the U.S. and the master distributor agreement with SX Consultancy for Europe and Asia. SX Consultancy is a European software distributor and developer of custom software based in the UK with ties to distributors in Asia. Dr. Wilbur H. Highleyman, Chairman of Netweave Corp., had been a director of Vertex from 1985 through September 27, 1999 and presently owns 25.5% of Netweave Corp. Ronald C. Byer, Jr. is the son of Ronald
C. Byer, the President of the Company. Ronald C. Byer, Jr., presently owns 2.1% of Netweave Corp.

                                 PART IV

Item 14.	Exhibits, Financial Statements, Schedules and Reports
                on Form 8-K

(a)  The following documents are filed as a part of this report:

1. and 2.  Financial Statements:

1.  Financial Statements and Supplementary Data:

Index to Financial Statements

Reports of Independent Auditors

Balance Sheets as of September 30, 1999 and July 31,
1999

Statements of Operations for two-months ended September
30, 1999 and the Years Ended July 31, 1999, 1998 and
1997

Statements of Changes in Stockholders' Equity for the two-months ended September 30, 1999 and for the Years
Ended July 31, 1999, 1998 and 1997

Statements of Cash Flows for the two-months ended
September 30, 1999 and for the Years Ended July 31,
1999, 1998 and 1997.

Notes to Financial Statements

2.  Financial Statement Schedules:

Schedules for the two-months ended September 30, 1999 and for the Years Ended July 31, 1999, 1998 and 1997.

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

      10.16     401(k) Retirement and Savings Plan.

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

      10.42     Real Estate Lease between the Company and Ninth
                Avenue Equities; October 15, 1997.

      10.45 Employment Contract between the Company and Robert Morsch; dated May 1, 1998.

      10.46     Sub-lease between the Company and Thea and Schoen,
                Inc.; May 4, 1998.

      10.48 Employment Contract between the Company and Ronald Byer, Jr.; dated September 10, 1998.

      10.49 Legal Services agreement between the Company and Jeffrey D. Marks, Esq.,P.C. dated January 11,1999 and Amendment thereto dated January 15, 1999).

      10.50     Employment Agreement between the Company and
                Ronald Hopson; dated February 12, 1999.

      10.51     Employment Agreement between the Company and
                Ronald C. Byer; dated May 28, 1999 .

      10.52     Consulting Agreement between the Company and
                Ronald C. Byer; dated May 28, 1999 .

      10.53     Consulting Agreement between the Company and James
                Q. Maloy; dated May 28, 1999 .

      10.54 Management agreement between the Company and Edwardstone & Company, Incorporated dated
                September 27, 1999 (filed herewith).

      10.55 Union Contract between the Company and Local 262 of New Jersey dated November 6, 1999 (to be filed)

       23.1     Consent of Ernst & Young (filed herewith)

       23.2     Consent of Sax, Macy, Fromm (filed herewith)

       23.3     Consent of Arthur Andersen (filed herewith)

(b)  Reports on Form 8-K

Form 8-K dated September 22, 1999

	Item 2. Acquisition or Disposition of Assets-
Acquisition of Portable Software Solutions Limited and ICS
International AG

Form 8-K dated December 3, 1999

	Item 4.  Change in certifying accountants
	Item 8.  Change in fiscal year

Form 8-KA dated December 6, 1999

	Item 7. Financial Statement and Exhibits-
		  a)  Financial Statements of businesses acquired
		  b)  Pro Forma Financial Information

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   January  12, 2000                       VERTEX INDUSTRIES, INC.

                                                 s/Ronald C. Byer
                                                 Ronald C. Byer
                                                 President and Treasurer

Pursuant to the requirements by the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

January  12, 2000               s/Nicholas Toms
                                Nicholas R. H. Toms
                                Joint Chairman of the Board,
                                Joint Chief Executive Officer
                                and Director

January  12, 2000               s/Hugo H. Biermann
				Hugo H. Biermann
				Joint Chairman of the Board
				Joint Chief Executive Officer
                                and Director

January  12, 2000               s/Ronald C. Byer
				Ronald C. Byer
				President, Treasurer and
                                Director

January  12, 2000               s/George Powch
                                George Powch
				Director

January  12, 2000               s/Gregory N. Thomas
				Gregory N. Thomas
				Director

January  12, 2000               s/Wayne L. Clevenger
				Wayne L. Clevenger
				Director

January  12, 2000               s/Denis Newman
				Denis Newman
				Director

January  12, 2000               s/Joseph R. Robinson
				Joseph R. Robinson
				Director

                     VERTEX INDUSTRIES, INC. AND SUBSIDIARIES

                          INDEX TO  FINANCIAL STATEMENTS


FINANCIAL STATEMENTS:



Reports of Independent Auditors                          F-2, F-3, F-4

Balance Sheets as of September 30, 1999 and July
31, 1999 and 1998                                           F-5, F-6

Statements of Operations for the two-months ended
September 30, 1999 and for the Years Ended
July 31, 1999, 1998 and 1997                                  F-7

Statements of Changes in Stockholders' Equity
for the two-months ended September 30, 1999 and for
the Years Ended July 31, 1999, 1998 and 1997                  F-8

Statements of Cash Flows for the two-months ended
September 30, 1999 and for the Years Ended
July 31, 1999, 1998 and 1997                                  F-9

Notes to Financial Statements                                 F-10

SUPPLEMENTAL SCHEDULE:

Schedule II -- Valuation and Qualifying Accounts for the two-months ended September 30, 1999 and for the Years Ended July 31, 1999, 1998 and 1997

                     Report of Independent Auditors


The Board of Directors and Shareholders of
Vertex Industries Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Vertex Industries, Inc. and subsidiaries as of September 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two months then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertex Industries, Inc. and subsidiaries at September 30, 1999, and the consolidated results of their operations and their cash flows for the two months then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/Ernst & Young LLP

MetroPark, New Jersey
January 10, 2000


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Vertex Industries, Inc.

We have audited the accompanying balance sheets of Vertex Industries, Inc. as of July 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 3 to the financial statements, the July 31, 1999 and 1998 financial statements have been restated to reflect an adjustment in the accounting for revenue recognition of certain software license fees and related postcontract customer support revenue.

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

/s/Sax Macy Fromm & Co., PC
   Sax Macy Fromm & Co., PC
Certified Public Accountants

Clifton, New Jersey
September 16, 1999
except for Note 1 as to which the
date is September 27, 1999 and for
Note 10 as to which the date is
January 10, 2000

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

                                                 /s/ Arthur Andersen LLP
                                                 ARTHUR ANDERSEN LLP


Roseland, New Jersey
October 7, 1997

              VERTEX  INDUSTRIES, INC.AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS


                               ASSETS
                                                                     September 30,   July 31,
                                                                          1999          1999
                                                                                   (as restated)
CURRENT ASSETS:
Cash and cash equivalents                                               $1,769,422    $1,353,650
Accounts receivable, less allowance for doubtful accounts
   of $125,166 at September 30, 1999 and $30,666 at July 31,1999         5,163,266       914,717
Notes and other receivables, net                                           329,339        64,044
Inventories, net                                                         3,042,994       295,457
Investment securities                                                       42,309       282,814
Prepaid expenses and other current assets                                  322,075        29,948
                                                                        ----------    ----------
        Total current assets                                            10,669,405     2,940,630
                                                                        ----------    ----------

PROPERTY, EQUIPMENT, AND CAPITAL LEASES
Property and Equipment                                                   4,052,516     1,913,470
Capital Leases                                                             505,792       141,757
                                                                         ---------     ---------
   Total property, equipment and capital leases                          4,558,308     2,055,227

Less:     Accumulated depreciation and amortization                     (1,778,494)   (1,764,863)
                                                                        ----------    ----------
Net property, equipment and capital leases                               2,779,814       290,364
                                                                        ----------    ----------

OTHER  ASSETS:
Intangible Assets                                                       15,822,576            --
Investment in partner companies                                             14,050            --
Deferred tax asset                                                              --       404,000
Licensing Cost, net of amortization of $24,840 at September 30,
1999 and $19,320 at July 31, 1999                                          113,160       118,680
Other assets                                                               146,873        97,519
                                                                        ----------    ----------
   Total other assets                                                   16,096,659       620,199
                                                                        ----------    ----------
   Total assets                                                        $29,545,878    $3,851,193
                                                                       ===========    ==========




See notes to consolidated financial statements.



          VERTEX  INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

             LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                Sept. 30, 1999      July 31, 1999
                                                                                    (as restated)
CURRENT LIABILITIES:
Current portion of obligations under capital leases                    $165,239            $6,269
Loan payable bank                                                       996,745                --
Notes payable                                                         3,205,318                --
Mortgage notes payable current portion                                  103,237                --
Accounts payable                                                      2,011,177           226,251
Loan payable former shareholder                                         381,220                --
Accrued expenses and other liabilities                                4,159,796           272,567
Advances from customers                                                 456,950                --
Deferred revenue                                                      3,017,764           735,717
                                                                    -----------         ---------
    Total current liabilities                                        14,497,446         1,240,804
                                                                    -----------         ---------
LONG-TERM LIABILITIES:
Obligations Under Capital Leases, net of current portion
and other long term liabilities                                         217,084             5,155
Mortgage notes payable                                                1,118,153                --
Other long term liabilities                                             148,925                --
                                                                      ---------         ---------
   Total long-term liabilities                                        1,484,162             5,155
                                                                      ---------         ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 2,000,000 shares
   authorized, none issued and outstanding                                   --                --
Common stock, par value $.005 per share; 20,000,000 shares
   authorized; 16,921,121 and 5,238,979 shares issued at
   September 30, 1999 and July 31, 1999, respectively                    84,605            26,195
Additional paid-in capital                                           17,115,679         5,290,837
Accumulated deficit                                                  (3,609,713)       (2,926,002)
Accumulated other comprehensive income                                   18,868           259,373
                                                                     ----------         ---------
                                                                     13,609,439         2,650,403
Less: Treasury stock, 10,000 shares at cost at September 30, 1999       (45,169)          (45,169)
                                                                     ----------         ---------
   Total stockholders' equity                                        13,564,270         2,605,234
                                                                     ----------         ---------
   Total liabilities and stockholders' equity                       $29,545,878        $3,851,193
                                                                    ==========         =========

See notes to consolidated financial statements.

                                   VERTEX INDUSTRIES, INC.AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                           For The Two
                                           Months Ended
                                           September 30  For   the   Years   Ended   July 31,
                                               1999         1999        1998         1997
                                                        (as restated)(as restated)
OPERATING REVENUES                             $508,982   $7,022,073  $3,329,358  $3,228,598
                                               ---------   ----------  ----------  ----------
OPERATING EXPENSES:
      Cost of sales                             218,208    3,987,997   1,733,152   1,800,276
      Selling and administrative                390,721    1,700,705   1,549,726   1,511,949
      Research and development                  192,268      777,263     460,781     496,862
                                               ----------  ----------  ----------  ----------
           Total operating expenses             801,197    6,465,965   3,743,659   3,809,087
                                               ----------  ----------  ----------  ----------
           Operating income (loss)             (292,215)     556,108    (414,301)   (580,489)
                                               ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE):
      Interest income                            12,701       53,171      22,924      38,801
      Interest expense                             (197)      (5,295)     (2,762)     (6,372)

      Other                                          --          --          --       75,000
                                                --------    ---------   ---------   ---------
      Net other income                           12,504       47,876      20,162     107,429
           Income (loss) before                 --------    ---------   ---------   ---------
           income taxes                        (279,711)     603,984    (394,139)   (473,060)

INCOME TAX PROVISION (BENEFIT):                 404,000       91,000    (300,000)          --
                                              ----------    --------    ---------  ----------
           Net income (loss)                  ($683,711)    $512,984    ($94,139)  ($473,060)
                                              ==========    ========    =========  ==========

NET INCOME(LOSS)PER SHARE OF COMMON STOCK:
                                    Basic  $      (0.08) $      0.10  $    (0.02) $    (0.09)
                                  Diluted  $      (0.08) $      0.09  $    (0.02) $    (0.09)

See notes to consolidated financial statements.

                                            VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         FOR THE TWO MONTHS ENDED SEPTEMBER 30, 1999 AND
                             FOR THE YEARS ENDED JULY 31, 1999 (as restated), 1998 (as restated) AND 1997
                                                                                                         Accumulated
                                                           Additional                              Other
                                           Common   Stock   Paid-In  Accumulated Comprehensive Comprehensive  Treasury
                                           Shares  Amount   Capital    Deficit      Income          Income     Stock     Total
BALANCE July 31, 1996                  5,108,979  $25,545  $5,182,188 ($2,871,787)                           ($50,569) $2,285,377

Exercise of stock options                 24,000      120      14,600                                                      14,720
Issuance of stock in consideration
for services                               5,000       25       4,350                                                       4,375
Net loss                                                                 (473,060)                                       (473,060)
BALANCE July 31, 1997                  5,137,979   25,690   5,201,138  (3,344,847)                            (50,569)  1,831,412
                                       ---------   ------   ---------  ----------- -----------   -----------  --------- ---------
Issuance of stock in consideration of
  services                                19,000       95      22,155                                                      22,250
Other comprehensive income, net of tax
Net income (as restated)                                                  (94,139)  $ (94,139)                            (94,139)
Unrealized gain on investment security                                                429,061      $429,061               429,061
                                                                                      -------
Comprehensive income                                                                $334,922
                                                                                      -------
Decrease in treasury stock                                                                                      5,400       5,400
                                       ----------  -------  --------- ------------               ----------   --------  ---------
Balance July 31, 1998, as restated     5,156,979   25,785   5,223,293  (3,438,986)                  429,061   (45,169)  2,193,984

Exercise of stock options                 82,000      410      67,544                                                      67,954
Other comprehensive income, net of tax
Net income  (as restated)                                                 512,984    $512,984                             512,984
Change in unrealized gain/(loss) on
  investment                                                                         (169,688)     (169,688)             (169,688)
                                                                                     ---------
Comprehensive income                                                                 $343,296
                                       ---------  --------  ---------  -----------   ---------     --------- ---------  ---------
Balance July 31, 1999, as restated     5,238,979   26,195   5,290,837  (2,926,002)                  259,373  (45,169)   2,605,234

Exercise of stock options                 25,000      125      28,625                                                     $28,750
Issuance of stock in connection
with new inventories and
acquisitions                          11,657,142   58,285  11,796,217                                                  11,854,502
Net loss                                                                 (683,711)  $(683,711)                           (683,711)
Change in unrealized gain/(loss) on
  investment                                                                         (240,505)     (240,505)             (240,505)
                                                                                     ---------
                                                                                    $(924,216)
                                      ----------  ------- ----------- -----------    =========     -------- --------  ------------
Balance September 30, 1999            16,921,121  $84,605 $17,115,679 ($3,609,713)                  $18,868 ($45,169) $13,564,270

See notes to consolidated financial statements

                              VERTEX INDUSTRIES, INC. AND SUBSIDIARIES
                               STATEMENTS OF CASH FLOWS
                                                         Two Months Ended          Year Ending
                                                            September 30, 1999    1999        1998      1997
                                                         ---------------  --------------------------------------
                                                                             (as restated)(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (loss)                                               ($683,711)    $512,984    ($94,139) ($473,060)
                                                                 ----------    --------    --------- ----------
 Adjustments to reconcile net income (loss) to net cash
   Provided by operating activities
      Depreciation and amortization                                 19,151      130,221     141,811    194,382
      Stock issued in consideration for services                        --         --        22,250      4,375
      Deferred taxes                                               404,000       91,000    (300,000)       --
     (Increase) or decrease, net of acquisitions
        Accounts receivable                                        294,075     (122,637)   (387,133)   157,898
        Allowance for doubtful Accounts                                 --       45,319       --           --
        Inventories, net                                           (72,637)     168,932     118,220    110,570
        Notes and other receivables                                   (630)    (134,700)     28,107     75,304
        Prepaid expenses and other current assets                    2,334       (8,600)     11,513    (18,976)
        Other Assets                                                46,115      (31,118)      --           --
      Increase or (decrease) in operating liabilities:
        Current portion of long term debt                              111         --         --           --
        Accounts payable                                           (76,128)     (47,475)    144,104    (40,010)
        Accrued expenses and other liabilities                     882,883       15,473      86,451     71,406
        Deferred revenue                                           (35,651)     154,520     313,567    181,510
                                                                 ----------     --------    -------    --------
                   Net adjustments                               1,463,623      260,935     178,890    736,459
                                                                 ----------     --------    --------   --------
                   Net cash provided by
                        operating activities                       779,912      773,919      84,751    263,399
                                                                 ----------     --------    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Additions to property and equipment                    (25,913)    (113,944)    (46,131)   (27,892)
            Acquisition of business, net of cash acquired       (9,805,366)        --          --            --
            Other                                                       --         --         1,272     (1,642)
                                                               ------------     --------     -------    -------
                   Net cash used for
                        investing activities                    (9,831,279)    (113,944)    (44,859)   (29,534)
                                                               ------------     --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
            Repayment of long term debt                                 --          --       (2,567)    (2,800)
            Repayment of capitalized lease obligations              (1,111)      (5,641)    (14,516)   (31,576)
            Proceeds from short term borrowing                          --      100,000       --           --
            Repayments of short term borrowing                          --     (100,000)      --           --
            Net Proceeds from issuance of stock                  9,439,500          --        --           --
            Net Proceeds from exercise of stock options             28,750       67,954       --        14,720
                                                               -----------     ---------    ---------  --------
                   Net cash provided by
                  (used for) financing activities                9,467,139       62,313     (17,083)   (19,656)
                                                               -----------     ---------    ---------  --------
                   Net increase  in Cash                           415,772      722,288      22,809    214,209

CASH AND CASH EQUIVALENTS AT BEGINNING OF
     OF PERIOD                                                   1,353,650      631,362     608,553    394,344
                                                               -----------     ---------    --------   --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $1,769,422   $1,353,650    $631,362   $608,553
                                                               ===========   ===========   ========   ========

See notes to financial statements.

                    VERTEX INDUSTRIES, INC.AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    RECENT DEVELOPMENTS AND BASIS OF PRESENTATION

On September 16, 1999, the Company entered into a Subscription agreement with Edwardstone & Company, Incorporated, ("Edwardstone") and Midmark Capital, L.P. ("Midmark", and together with Edwardstone, the "Buyers"). Edwardstone purchased five million four hundred forty nine thousand six hundred forty two (5, 449,642) shares of the Company's common stock and MidMark purchased five million (5,000,000) shares of the Company's common stock. The consideration paid by Edwardstone and its affiliates for such shares was $5,000,000 and the consideration paid by MidMark for such shares was $5,000,000. As a result of such transactions, the Buyers beneficially own 60% of the Company's 16,921,121 common shares outstanding. As a condition to the Buyers' purchase of the shares, the Buyers and the Company entered into a Stockholders Agreement, dated September 16, 1999 (the "Stockholders Agreement") containing certain terms and conditions concerning the acquisition and disposition of such shares of the Company and the corporate governance of the Company.

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

To fund its acquisition, the Company transferred 1,207,500 unregistered common shares to the PSS Group and Edwardstone transferred 384,484 of its Vertex shares to PSS. In addition, the Company paid the PSS Group approximately $5.9 million in cash and issued two notes payable of approximately $800,000 each, payable at the end of the six month period and the twelve month period, respectively, following the closing of the transaction. The shareholders of the PSS Group may be entitled to additional incentive payments based upon target average annual pre tax profits of the PSS Group for the two years ending December 31, 1999 and 2000. The Company used a portion of the cash consideration received from Edwardstone and MidMark when Edwardstone and MidMark purchased 60% of the Company's common shares on September 16, 1999.

On September 22, 1999, the Company acquired all of the outstanding capital stock of ICS International AG ("ICS"), the leading provider in Germany of integrated high-end wireless data capture solutions to industrial users and one of the only multi-national European providers of such solutions.

The total consideration paid to ICS was DM 9,720,000 of which DM 6,720,000 was paid in cash at the closing and the balance of DM 3,000,000 was in the form of a note payable in amounts of DM 1,000,000 each on December 31, 1999, March 31, 2000 and June 30, 2000, respectively, together with the interest thereon at a rate of 8% per annum. The Company also assumed DM 4,000,000 of bank debt of which DM 3,000,000 was paid off at the closing. In addition, the Company purchased ICS's headquarters located in Neu Anspach near Frankfurt, Germany for DM 3,000,000, of which DM 700,000 was paid in cash and the remainder was financed through a mortgage the principal amount of which is DM 2,300,000. The Company used a portion of the cash consideration received from Edwardstone and MidMark to acquire ICS. The exchange rate on September 27, 1999 was 1.8961 German Marks to the US dollar.

The following table presents unaudited pro forma results of operations of the Company as if the above described acquisitions had occurred at August 1, 1998:

(In thousands, except per              Year Ended
share data)                          July 31, 1999
Revenues                              $36,386,715
Loss before income taxes                 (320,322)
Net loss                                 (665,665)
Basic and diluted loss per
share:                                       (.04)

The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 1999, nor do they purport to be indicative of the future results of operations of the Company.

The pro forma amounts reflect the estimated amortization of the excess of the purchase price over the fair value of net assets acquired, net interest expense and the net effect of the purchase of real estate compared to lease cost.

The estimated purchase price for each acquisition may be subject to certain purchase price adjustments.

The accompanying consolidated financial statements assume the PSS and ICS acquisitions closed effective September 30, 1999. The Company has accounted for the acquisitions of ICS and PSS using the purchase method of accounting in accordance with APB No. 16. Accordingly, the consolidated balance sheet at September 30, 1999 reflects the purchase prices of PSS and ICS allocated to the assets and liabilities acquired based on their estimated fair market values as follows:

Fair Value of Assets acquired:
Current assets excluding cash               $7,776,650
Fixed assets                                 2,477,168
Intangible assets                           15,822,576
Other assets                                    79,202
Less: liabilities assumed
Current liabilities                         (9,146,557)
Other liabilities                             (361,965)
Notes payable to sellers                    (3,205,318)
Mortgage payable to seller                  (1,221,390)
Common stock issued to sellers              (2,415,000)
                                          =============
Net cash paid                              $ 9,805,366
                                          =============

No operating activities has been included in the statement of operations for the two months ended September 30, 1999 for either PSS or ICS.

Change in fiscal year end

The Company changed its year end from July 31 to September 30, effective October 1, 1999. The two-month transition period is included in the accompanying financial statements.
Comparative condensed income statement information is shown as follows:

                                        Two-months ended
                                          September 30,
                                               1998
                                           (Unaudited)
                  Sales                     $1,094,003
                                          =============
                  Net Income                   $72,621
                                          =============

Restatement

The Company has adjusted its accounting for revenue recognition of certain software license fees and related postcontract customer support revenue for the years ended July 31, 1999 and 1998, and has restated the accompanying consolidated financial statements to reflect this adjustment. Accordingly, the restated consolidated financial statements presented herein are the Company's primary historical financial statements for the periods presented. See Note 3 for a reconciliation of the Company's financial position and results of operations from the financial statements previously issued to the restated financial statements, presented herein.

(2)	SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES:

This summary of significant accounting policies of Vertex Industries, Inc. and subsidiaries (the Company) is presented to assist in understanding the Company's financial statements.

Nature of Business-

Until the acquisitions of ICS and PSS on September 22, 1999 and September 27, 1999, respectively the Company sold and distributed bar code printers, data collection terminals, software, automated card devices and precision weighing equipment to customers primarily within the United States. The Company has also provided systems integration for turnkey automated data collection solutions in real-time systems and warehouse management systems. In addition, through the Netweave license agreement, the Company has sold the Netweave middleware product.
Through the acquisition of ICS and PSS, the Company is now also a provider of integrated high-end wireless data capture solutions to industrial users and handheld terminal solutions to mobile workers, substantially in Germany, the United Kingdom and Ireland.

Use of Estimates in the
Preparation of Financial Statements-

The preparation of financial statements in conformity with Accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition-

Revenue related to bar code hardware and other equipment is recognized when the products are shipped. Revenue related to software license sales is recorded at the time of shipment provided that (i.) no significant vendor obligations remain outstanding at the time of sale; (ii.) the collection of the related receivable is deemed probable to collection by management; and (iii.) effective with the adoption of SOP 97-2, "Software Revenue Recognition" as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", that vendor specific objective evidence (V.S.O.E.) of fair value exists for all significant elements, including postcontract customer support (PCS) in multiple element arrangements; prior to adopting SOP 97-2 in fiscal 1999, the Company followed the provisions of SOP 91-1 which allowed for unbundling of components of multiple element arrangements when subsequent PCS arrangements were equivalent to the PCS offered in the intial period. The Company accounts for revenue related to postcontract customer support over the life of the arrangements, usually twelve months, pursuant to the licensing agreement between the customers and the Company.

Deferred revenue represents the unearned portion of revenue related to PCS arrangements not yet completed and revenue related to multiple element arrangements which could not be unbundled pursuant to either SOP 97-2 or 91-1.

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

The estimated useful lives of depreciable assets are as follows-
           Building                               35 years
           Leasehold improvements                 10 years
           Machinery and equipment                12 years
           Tools, dies and patterns               12 years
           Office furniture and equipment       3-10 years
           Computer equipment                    3-7 years
           Exhibit equipment                       3 years
           Capital leases                          5 years

Intangible Assets-

Intangible assets consist of the excess of cost over the value of identifiable net assets of businesses acquired and are amortized on a straight line basis over their estimated useful lives.

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

Stock Based Compensation-

The Financial Accounting Standards Board issued a standard, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 has been applied. The

Company has elected to continue to account for employee stock-based compensation under Opinion 25 and has made the required disclosures under SFAS 123 (see Note 14).

Investment Securities-

The Company has classified its investment securities as available for
sale.   Such securities are measured at fair value in the financial statements based on quoted market prices with unrealized gains and losses included in stockholders' equity.

(3)     RESTATEMENT

The Company has adjusted its accounting for revenue recognition of certain software license fees and related postcontract customer support revenue for the years ended July 31, 1999 and 1998 because the Company determined that information with respect to separate pricing for each of the multiple elements is not available.

The following information pertaining to the statements of operations and balance sheets reconcile previously reported and restated financial information for the years ended July 31, 1999 and 1998.

                                                      July 31,
                                        1999                            1998
Statement of Operations

Income (loss) before income taxes:
    as previously reported           $801,342                        $(156,554)
    as restated                       603,984                         (394,139)

Income tax provision (benefit):
    as previously reported            170,000                         (205,000)
    as restated                        91,000                         (300,000)


Net income (loss):
    as previously reported            631,342                           48,446
    as restated                       512,984                          (94,139)

Net income (loss) per common share
Basic
    as previously reported                .12                              .01
    as restated                           .10                             (.02)
Diluted
    as previously reported                .11                              .01
    as restated                           .09                             (.02)

Deferred revenue
    as previously reported            300,774                          343,612
    as restated                       735,717                          581,197

Accumulated deficit
    as previously reported         (2,665,059)                      (3,296,401)
    as restated                    (2,926,002)                      (3,438,986)

(4)     SALE OF SUBSIDIARY AND INVESTMENT SECURITIES:

On March 4, 1998 the Company entered into an agreement with MPEL Holdings Corp., parent company of Mortgage Plus Equity and Loan Corp., a mortgage banking company whereby MPEL Holdings Corp. merged with Vertex's inactive subsidiary, Computer Transceiver Systems, Inc. (OTCBB:CPTT). The agreement provided pre-merger CPTT shareholders with 4% of the merged company, of which Vertex owns approximately
2.7%.   The merged company is traded Over the Counter Bulletin Board under the symbol MPEH. The Company currently owns 226,251 shares of MPEH. The Company has recognized an unrealized gain of $259,373 as of July 31, 1999 based on the then current stock price of $2 per share. As of September 30, 1999 the company has recorded market fluctuation of the investment in MPEH, based on the current stock price of $.187 per share.

(5)     INVENTORIES:

Inventories consist of the following-

                                          Sept.30,      July 31,
                                            1999         1999
Raw materials                              $7,183        $8,836
Work in process                           338,599       $36,004
Finished goods and parts, net of
obsolescence reserves of $225,290 at
September 30, 1999 and $201,208  at
July 31, 1999, respectively             2,697,212       250,617
                                        ---------       -------
                                       $3,042,994      $295,457
                                       ==========      ========

(6)     PROPERTY, EQUIPMENT
        AND CAPITAL LEASES:

Details of property, equipment and capital leases are as follows-

                                         Sept. 30,       July 31,
                                            1999           1999
                                         ---------       --------
Property and equipment-
Land                                     $206,468              --
Building                                1,386,650              --
Leasehold improvements                    299,956        $299,956
Machinery and equipment                   223,911         223,911
Tools, dies and patterns                  454,067         454,067
Office furniture and equipment          1,093,780         611,491
Computer equipment                        242,923         203,868
Automobiles                                24,584              --
Exhibit equipment                         120,177         120,177
                                       -----------      ----------
                Total                   4,052,516       1,913,470

  Less- Accumulated depreciation and
  amortization                         (1,645,533)     (1,632,828)
                                      ------------     -----------

      Net property and equipment        2,406,983         280,642

Capital leases-
    Office equipment                      253,736          86,448
    Computer equipment                     27,564              --
    Automobiles                           224,492          55,309
                                      -----------      -----------
                Total                     505,792         141,757

    Less- Accumulated amortization       (132,961)       (132,035)
                                      -----------      -----------
      Net capital leases                  372,831           9,722
                                      -----------      -----------
	Net property, equipment and
        capital leases                 $2,779,814        $290,364
                                      ===========      ===========

Depreciation and amortization of property, equipment and capital leases for two-months ended September 30, 1999 and the fiscal years ended July 31, 1999, 1998 and 1997 was $13,635, $110,901, $108,891, and $151,969,
respectively.

(7) LOANS PAYABLE BANK

Loans payable bank consists of loans from two banks in Germany with an outstanding balance of $663,127 and a loan from a bank in Italy with an outstanding balance of $333,618 at September 30, 1999. These loans bear interest at rates ranging from 5.685% to 8.75%. The above loans from the German banks are secured by accounts receivable from subsidiary companies located in Germany. The loan from the Italian bank is secured by accounts receivable of an Italian subsidiary. At September 30, 1999 the unused line of credit with respect to these banks is approximately $36,000.

In June 1999, the Company obtained a $600,000 working capital line of credit from a New Jersey Bank.  The interest rate is prime plus 1%.
The Company must maintain certain financial covenants to stay in compliance with the bank. The line of credit expires on January 31, 2000, the Company presently is in discussions with the bank to renew and increase
the amount available under the line of credit.   As of September 30, 1999 and
July 31, 1999 there was no balance due on the loan. The Company has obtained a waiver relating to certain financial covenants stated in the agreement as of September 30, 1999.

One of the Company's European subsidiaries has a line of credit of $180,000, all of which was available of September 30, 1999, and which is secured by the subsidiaries accounts receivable.

(8) NOTES PAYABLE

Notes payable to sellers consists of three equal payments of $531,106 payable December 30, 1999, March 30, 2000 and June 30, 2000 bearing interest at 8% for the acquisition of ICS International AG. In addition there are notes payable in two equal installments of $806,000 to the sellers of Portable Software Solutions Limited payable on March 27, 2000 and September 27, 2000.


(9)     LONG-TERM DEBT:

Long-term debt consists of the following-

     Capital lease obligations

                                            Sept. 30,     July 31,
                                               1999         1999
Obligations under capital leases, due in
varying quarterly monthly principal
installments and interest at varying
interest rates not exceeding 10 9/16%        $382,323     $11,424

Less- Current portion of long-term debt       165,239       6,269
                                            ---------     --------

         Capitalized leases                  $217,084      $5,155
                                            =========    =========

     Mortgage notes payable

                                            Sept. 30,     July 31,
                                              1999          1999


Mortgage notes payable bearing interest
at rates from 6% to 8%                    $1,221,390           --

Less- Current portion of mortgage notes
payable                                      103,237           --
                                          ----------     ---------

       Long term mortgage notes payable   $1,118,153           --
                                         ===========     ==========

Other Long Term Liabilities

Other long-term liabilities of $148,925 consist of government grants and loans. Under the terms of the employment grant agreements between Portable Software Solutions Limited, a wholly owned subsidiary of Vertex Industries, Inc. and the Irish Industrial Development Authority, Forbairt (the IDA), the company offsets related payroll expense amount against these grants. These grants may be repaid to the IDA in certain circumstances, principally the failure to maintain the related jobs for a period of five years from the payment of the first installment of the related employment grant. The Company has complied with the terms of the grant agreements through September 30, 1999.

(10) ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expenses and other liabilities consist of the following-

                                 Sept. 30,        July 31,
                                   1999             1999
Professional fees               $  362,755        $50,502
Acquisition related accruals       978,557             --
Vacation salaries, bonus
     and severance                 798,075             --
Sales tax                          142,753          1,484
Commissions                         66,859         17,641
Payroll and deductions             126,851         57,962
Royalty Expense                     90,143         82,497
Pension Expense                         --          5,870
Taxes other                        246,641             --
Payroll taxes                      389,675             --
Other                              957,487         56,611
                                 ---------       ---------
                                $4,159,796       $272,567

(11)    PENSION PLANS:

The Company maintains a 401(k) plan, which is a defined contribution plan covering substantially all of the nonunion employees. Eligible employees can contribute up to 17% of their compensation not to exceed Internal Revenue Code limits. The Company may match 50% of the amount contributed by employees, up to 3% of compensation as defined. Company contributions for the years ended July 31, 1999, 1998 and 1997 were $18,386, $3,255, and $5,787, respectively. There was no company accrual or contribution for the two-months ended September
30, 1999 since there was a loss in that period.

(12) INCOME TAXES:

Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities.

The net deferred tax assets in the accompanying balance sheets consist of the following-

                                             Sept. 30,     July 31,
                                               1999         1999
Deferred tax assets-
  Allowance for accounts, note and other
  receivables                                $44,000       $32,000
  Inventory                                   82,000        80,000
  Deferred revenue                                --            --
  Net operating loss carryforwards         1,714,605     1,602,000
                                           ---------     ---------

         Total deferred tax assets         1,840,000     1,714,000

  Deferred tax liabilities -
  Depreciation                               (19,000)      (19,000)
                                           ----------    ----------
         Total deferred tax liabilities      (19,000)      (19,000)

Valuation allowance                       (1,821,000)   (1,291,000)
                                          -----------   -----------
         Net deferred tax asset                  --        404,000
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

A valuation allowance on the deferred tax assets has been provided based on the Company's assessment of ability to realize such assets in the future. For the two-months ended September 30, 1999 the valuation allowance for net deferred tax assets increased by $530,000. The increase was the result of net changes in temporary differences and the reversal of the deferred tax asset.

The components of the income tax provision (benefit) included in the statements of operations for two-months ended September 30, 1999 and the fiscal years ended July 31, 1999, 1998 and 1997 consist of the following-

                              Sept.30,                   July 31,
                                1999          1999        1998          1997
Current-
        Federal                   --           --           --            --
          State                   --           --           --            --
        Deferred             $404,000       $91,000    ($205,000)         --
                            ----------     ----------  ----------     ---------
Total income
tax provision (benefit)      $404,000       $91,000   ($205,000)         --
                            ==========     ==========  ==========     =========

At September 30, 1999, the net operating loss carryforwards available to offset future taxable income consist of approximately $4,042,000 in Federal net operating losses which will expire in various amounts through 2019, and state net operating losses of approximately
$3,433,000 which will expire in various amounts through 2006.

The tax provision for the two months ended September 30, 1999 is directly related to an increase in the deferred tax asset valuation reserve. The Company believes that as of September 30, 1999, an ownership change under Section 382 of the Internal Revenue Code occurred.
The effect of the ownership change would be the impostion of annual limitation on the use of the NOL carryforwards attributable to the periods before the change which Manaagement has not yet quantified. Management presently believes it is no longer more likely than not tht the deferred tax asset will be realized.

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows-

                                 Sept.30,                   July 31,
                                   1999        1999           1998         1997

Statutory rate                   (34.0%)      34.0%         (34.0%)       (34.0%)
Effect of-
        Valuation allowance      188.0       (28.1)         (31.1)         34.0
        Permanent differences      0.0         6.4          (12.0)          0.0
State income taxes, net
of Federal tax effect             (9.0)        2.8            0.9           0.0
                                 --------    --------       --------      --------
Effective income
tax rate                         145.0%       15.1%         (76.1)          0.0%
                                 ========    ========      =========      ========

(13)    COMMITMENTS AND
	CONTINGENT LIABILITIES:

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

The Company's subsidiary, Portable Software Solutions, Limited leases a 3,000 square foot facility in Dublin, Ireland at an annual rental of $43,000. The lease has twenty-one more years to run and expires on September 30, 2020. In addition, PSS leases a 3,000 square foot facility in London, England at the annual rental of $117,000. This lease will expire in March 2006.

The Company subleases under a 60-month lease a portion of its plant in Clifton, New Jersey, which expires on May 31, 2003. Under the terms of the sublease, the tenant is required to pay annual rent of $53,010 for the first three years of the sublease and annual rent of $54, 720 for the last two years of the sublease, plus a proportionate share of utilities.

Rent expense for the two-months ended September 30, 1999 and years ended July 31, 1999, 1998 and 1997 was $27,390, $164,340, $158,920,
and $154,660, respectively.

Minimum lease payments and sublease rental income are as follows-

                                       Equipment                     Sublease
                                        Capital     Operating        Rental
Year Ended September 30,                Leases        Leases         Income
2000                                   $201,308      $705,280        $53,010
2001                                    155,762       527,367         53,580
2002                                     85,071       433,656         54,720
2003                                     18,397       347,754         36,480
Thereafter                                   --       628,019             --
                                       --------      --------       --------
Total                                   460,538    $2,642,076       $197,790
                                                     ========       ========

Less- Amount representing
   interest                              78,215
                                       ---------

   Present value of net
      minimum lease payments            382,323

Less- Current portion of
  obligations under capital
  leases                                165,239
                                       --------
     Long-term portion of
obligations under capital leases       $217,084
                                       ========

Employment Agreements and Other Commitments

On May 28, 1999 the Company entered into a one-year employment contract with its President. The contract provides for an annual salary of $150,000 per year and a Company paid automobile. The term commenced on August 1, 1999.

On September 27, 1999 the Company entered into a five year management agreement with Edwardstone & Company, Incorporated. The contract provides for a shareholder, Edwardstone, to provide the Company the services of Hugo Biermann and Nicholas Toms to act as Joint Chairmen and Joint Chief Executive Officers of the Company during the term of the agreement. In addition, Hugo Biermann and Nicholas Toms shall serve as members of the Board of Directors of the Company. In exchange for the services rendered by Hugo Biermann and Nicholas Toms the Company will pay Edwardstone & Company, Incorporated $600,000 per annum.

On September 27, 1999 the Company entered into a five year investment banking agreement with another shareholder, MidMark Associates, Inc., for $250,000 per annum payable quarterly at the rate of $62,500.

(14)    STOCKHOLDERS' EQUITY:
Incentive Stock Options-

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

                                          September 30           July 31
                                             1999           1999          1998
Options outstanding, beginning of year     1,056,600       821,600      667,600
Granted                                        --          375,000      170,000
Exercised                                    (10,000)      (82,000)          --
Canceled                                     (30,000)      (58,000)     (16,000)
                                           ----------     ---------    ----------
Options outstanding, end of year           1,016,600     1,056,600      821,600
                                           ==========    ==========    ==========

Options price range                        $.50-$8.12   $.475-$8.12    $.475-$8.12
Options exercisable                          428,400      430,400        373,800
Options available for grant                  608,000      578,000      1,050,000

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

                                            Sept.30                  July 31,
                                              1999        1999         1998       1997
Net income (loss)-as reported              $(683,711)    $512,984    ($94,139)  ($473,060)
Net income (loss)-pro forma                $(711,711)    $279,484    $(237,055) ($499,529)
Earnings (loss) per share-as restated      $(.08)        $.10        $(.02)     ($.09)
Earnings (loss) per share-proforma         $(.08)        $.05        $(.05)     ($.10)

The weighted average fair value at date of grant for options granted in 1999, 1998 and 1997 was $1.55, $.50 and $.46, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model based on the weighted average market price of $1.38 in 1999, $.81 in 1998 and $.85 in 1997 using the following assumptions-

Expected stock price volatility                       92%
Risk-free interest rate                              6.67%
Weighted average expected life of options           3 years
Expected dividends                                     0
The effects of applying SFAS 123 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

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

During 1999, the Company granted 25,000 options to the Company's legal counsel for legal services. The options are exercisable at $.94 and expire on September 23, 2001. These options are currently exercisable. During 1998, the Company granted 20,000 options to the Company's legal counsel for legal services. The options are
exercisable at $.38 and expire on December 23, 2000.   These options
are currently exercisable. During 1997, the Company granted 20,000 and 120,000 options to two service firms as partial payment for
legal, financial and consulting services.   The 20,000 options were
exercised at $1.00 in December 1999. The 120,000 options expired on July 7, 1998. No options were granted in the two-month period ended September 30, 1999.

(15)    NET INCOME (LOSS) PER COMMON SHARE:

	The following table summarizes the computation of basic and diluted net income per common share for the period ended September 30, 1999 and each of the three years ended July 31, (as restated):

                                           Sept. 30,                    July 31,
                                            1999          1999           1998          1997
Net income (loss) available to common
shareholders                              ($683,711)    $512,984        $94,139     $(473,060)
                                          =========     ========        =======     ==========
Weighted-average common
shares outstanding                        8,683,136    5,191,579      5,133,674     5,102,003
Plus:  Common stock
equivalents                                 829,535      719,109        106,246            --

Diluted weighted-average
common shares outstanding                 9,512,671    5,910,688      5,239,920     5,102,003
                                          =========    =========      =========     =========
Net income (loss) per
common share:

                  Basic                      $(.08)         $.10         $(.02)       $(.09)
                Diluted                      $(.08)         $.09          (.02)       $(.09)

The Company did not pay dividends for the period ended September 30, 1999 and each of the three years ending July 31, 1999, 1998 and 1997.

(16)    MAJOR CUSTOMERS:

For the two-months ended September 30, 1999 the Company had three customers that accounted for approximately 22% of revenue.

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

(17) SUPPLEMENTAL DISCLOSURES
	OF CASH FLOW INFORMATION:

                                  Sept. 30,                 July 31,
                                    1999         1999         1998        1997
Interest paid                       $197        $5,295       $2,762      $6,372
Stock issued in
     consideration for services       --            --       22,050       4,735

(18) LICENSE AGREEMENT WITH
	NETWEAVE CORPORATION:

On February 17, 1997 the Company entered into a license agreement (the "Agreement") with NetWeave Corporation ("NetWeave") to develop, market, sell and support the NetWeave product worldwide. The Company will pay NetWeave a royalty on the initial licenses sold and on annual license fees paid by the customer for maintenance and support of the NetWeave product. Under terms of the Agreement, the NetWeave Corporation assigns its existing customer base to the Company along with the existing sales representative agreements in the U. S. and the master distributor with SX Consultancy for Europe and Asia. SX Consultancy is a European software distributor and developer of custom software based in the UK. For the two-months ended September 30, 1999 and the years ended July 31, 1999, 1998 and 1997 the NetWeave Licensing agreement generated revenues of approximately $175,034, $769,695, $735,316 and $104,533, respectively, and the company incurred royalty expenses related to the revenues in the amount of $14,460, $185,444, $137,909 and $15,759, respectively.


(19) FAIR VALUE OF FINANCIAL INSTRUMENTS:


The fair value of the Company's financial instruments approximates the carrying amounts.

(20) CONCENTRATION OF CREDIT RISKS:

From time to time the Company maintains cash balances that are in excess of Federally insured limits.

(21) OPERATING SEGMENTS:

In June 1997, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years beginning after December 15, 1997. The statement allows, and the Company has chosen to present information for operating segments for the two-months ended September 30, 1999 and the years ended July 31, 1999, 1998 and 1997, respectively.

The Company has six distinct product lines that offer different products and services.

The following tables list the operating revenues and gross margins of each segment:

                            Two-Months Ended
                              September 30,                   July 31
Operating Revenues                1999           1999          1998          1997
                                            (as restated) (as restated)
Barcode Equipment              $112,937      $4,168,462     $412,883      $488,827
Card Devices                        675          28,171       66,472        49,806
Weighing Equipment and
weights                         171,880       1,520,489    1,231,481     1,291,054
Label Generating Systems          8,650          51,112      130,004       688,195
Software and Services            39,806         484,144      753,202       606,183
Middleware and Services         175,034         769,695      735,316       104,533
                               ---------      ----------   ----------    ----------
                               $508,982      $7,022,073   $3,329,358    $3,228,598
                               =========     ===========  ===========   ===========

Gross Margins                     1999           1999         1998          1997
                                            (as restated) (as restated)
Barcode Equipment               $45,723      $1,305,281     $147,657     $175,431
Card Devices                        374          16,623       23,905       22,208
Weighting Equipment
and weights                      77,754         724,282      449,471      463,038
Label Generating
Systems                           6,777          31,326       53,668      299,919
Software and Services            36,003         411,962      521,060      418,128
Middleware and Services         124,143         544,602      400,445       49,598
                              ---------     ------------    ---------   ----------
                               $290,774      $3,034,076   $1,596,206   $1,428,322
                             ==========     ============  ===========  ============

For the two-months ended September 30, 1999 all of the Company's business is conducted from it facility in Clifton, New Jersey and substantially all sales have been made domestically. The Company does not allocate their assets and liabilties to business seqments. management decisions regarding sales, purchases, pricing and shipping are performed by the Company's management team. At present, Selling, Research and Development and General and Administrative Expenses are not specifically allocated to each product segment. In the future the Company plans to identify all costs relating to each product line to further ascertain the profitability of each segment.

                  VERTEX INDUSTRIES, INC.AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS

              FOR THE TWO-MONTHS ENDED SEPTEMBER 30, 1999 AND
              FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997
                                                  Balance at         Additions       Deductions      Balance at
                                                  Beginning          Charged to         From           End of
                                                  of Period          Expense         Allowances        Period
Two-months ended September 30, 1999-

    Deducted from accounts receivable for
      doubtful accounts                            $30,666            $94,500          $--           $125,166

    Deducted from inventory as valuation
       allowance                                  $201,208            $38,406         $14,324        $225,290

Year Ended July 31, 1999-

    Deducted from accounts receivable for
      doubtful accounts                            $75,985              $--           $45,319         $30,666
Deducted from inventory as valuation
       allowance                                  $235,419           $165,393        $199,604        $201,208


Year Ended July 31, 1998-
	Deducted from accounts receivable for
                   doubtful accounts               $75,985              $--              $--          $75,985


Deducted from inventory as valuation
       allowance                                  $139,419           $96,000             $--         $235,419


Year Ended July 31, 1997-
	Deducted from accounts receivable for
           doubtful accounts                       $75,985              $--              $--          $75,985
       Deducted from inventory as valuation
                allowance                          $34,619          $204,000          $99,200        $139,419

