Form 10-Q
period 1999-12-31
VERTEX INDUSTRIES INC
filed 2000-02-18
CIK 779681

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED DECEMBER 31, 1999
                                         -----------------
                         COMMISSION FILE NUMBER 0-15066

           VERTEX INTERACTIVE, INC. (FORMERLY VERTEX INDUSTRIES, INC.)
           -----------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEW JERSEY                      22-2050350
        -------------------------        -------------------------
         (STATE OF INCORPORATION) (I.R.S. EMPLOYER IDENTIFICATION NO.)

            23 CAROL STREET CLIFTON, NEW JERSEY          07014
         -----------------------------------------    ------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

                 REGISTRANT'S TELEPHONE NUMBER: (973) 777-3500
                                                ---------------

INDICATED BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES X        NO
                                       ----        ----

COMMON STOCK, PAR VALUE $.005 PER SHARE: 17,036,921 SHARES OUTSTANDING AS OF FEBRUARY 16, 2000.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                DECEMBER 31, 1999

                                    I N D E X
                                    ---------


                                                                  PAGE
                                                                  ----
Part I.  Financial Information

              Item 1. Consolidated Financial Statements
              Balance Sheets-
              December 31, 1999 and September 30, 1999..........               3

              Statements of Operations-
              three months ended December 31, 1999 and 1998 ....               5

              Statements of Changes in
              Stockholders' Equity - for the year ended
              July 31, 1999, the two months ended September 30,
              1999, and the three months ended December 31, 1999               6

              Statements of Cash Flows - three months ended
              December 31, 1999 and 1998........................               7

              Notes to Consolidated Financial Statements .......               8

              Item 2. Management's Discussion and Analysis
              Of Consolidated Financial Condition and
              Results of Operations ............................              15

Part II -Other Information

              Item 1. Legal Proceedings                                       18

              Item 4. Submission of Matters to Vote of
              Security Holders .................................              18

              Item 6. Exhibits and Reports on Form 8-K .........              18

              Signatures .......................................              19





                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS







                                           ASSETS

                                                                              December 31,     September 30,
                                                                                  1999            1999
                                                                                  -----          -----
                                                                              (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                                     $  1,569,954   $  1,769,422
Accounts receivable, less allowance for doubtful accounts
   of $112,640 and $125,166 at December 31, 1999 and
   September 30, 1999, repectively                                               4,320,340      5,163,266
Inventories, net                                                                 2,925,842      3,042,994
Marketable securities                                                              113,126         42,309
Prepaid expenses and other current assets                                          657,038        651,414
                                                                              ------------    -----------
        Total current assets                                                     9,586,300     10,669,405
                                                                              ------------    -----------
PROPERTY, EQUIPMENT, AND CAPITAL LEASES
Property and Equipment                                                           3,944,226      4,052,516
Capital Leases                                                                     505,442        505,792
                                                                              ------------    -----------
   Total property, equipment and capital leases                                  4,449,668      4,558,308

Less: Accumulated depreciation and amortization                                 (1,744,587)    (1,778,494)
                                                                              ------------    -----------
Net property, equipment and capital leases                                       2,705,081      2,779,814
                                                                              ------------    -----------
OTHER  ASSETS:
Intangible Assets, net of amortization of $186,976 at
     December 31, 1999 and $0 at September 30, 1999                             15,635,600     15,822,576
Licensing Cost, net of amortization of $33,120 at
     December 31, 1999 and $24,840 at September 30, 1999                           104,880        113,160
Other assets                                                                       254,438        160,923
                                                                              ------------    -----------
   Total other assets                                                           15,994,918     16,096,659
                                                                              ------------    -----------
   Total assets                                                               $ 28,286,299   $ 29,545,878
                                                                              ============   ============

See notes to consolidated financial statements.

                      VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  DECEMBER 31, 1999        SEPTEMBER 30, 1999
                                                                  -----------------        ------------------
                                                                     (Unaudited)
CURRENT LIABILITIES:

Current portion of obligations under capital leases               $   149,415                 $   165,239
Loan payable bank                                                   1,516,546                     996,745
Notes payable                                                       3,205,318                   3,205,318
Mortgage notes payable current portion                                104,295                     103,237
Accounts payable                                                    2,577,087                   2,011,177
Loan payable former shareholder                                       359,620                     381,220
Accrued expenses and other liabilities                              2,989,483                   4,159,796
Advances from customers                                               792,353                   1,272,393
Deferred revenue                                                    1,699,515                   2,202,321
                                                                  -----------                  ----------
    Total current liabilities                                      13,393,632                  14,497,446
                                                                  -----------                  ----------

LONG-TERM LIABILITIES:
Obligations under capital leases                                      175,732                     217,084
Mortgage notes payable                                              1,091,564                   1,118,153
Other long term liabilities                                           140,438                     148,925
                                                                  -----------                  ----------
   Total long-term liabilities                                      1,407,734                   1,484,162
                                                                  -----------                  ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock, par value $.01 per share; 2,000,000 shares
   authorized, none issued and outstanding                          --                         --
Common stock, par value $.005 per share; 20,000,000 shares
   authorized; 16,982,921 and 16,921,121 shares issued at
   December 31, 1999 and September 30, 1999, respectively              84,914                      84,605
Additional paid-in capital                                         17,173,770                  17,115,679
Accumulated deficit                                                (3,767,119)                 (3,609,713)
Accumulated other comprehensive income                                 38,537                      18,868
                                                                  -----------                  ----------
                                                                   13,530,102                  13,609,439
Less: Treasury stock, 10,000 shares at cost                           (45,169)                    (45,169)
                                                                  -----------                  ----------
   Total stockholders' equity                                      13,484,933                  13,564,270
                                                                  -----------                  ----------
   Total liabilities and stockholders' equity                     $28,286,299                 $29,545,878
                                                                  -----------                  ----------
                                                                  -----------                  ----------


See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 THREE MONTHS ENDED DECEMBER 31
                                                                 -------------------------------
                                                                    1999                 1998
                                                                    ----                 ----
OPERATING REVENUES                                               $8,790,935           $3,469,829
COST OF SALES                                                     6,105,110            2,153,335
                                                                 ----------            ----------
GROSS PROFIT                                                      2,685,825            1,316,494
                                                                 ----------            ----------
OPERATING EXPENSES:
          Selling and administrative                              2,269,876              425,041
          Research and development                                  265,005              157,214
          Amortization of intangibles                               186,976               --
                                                                 ----------            ----------
     Total operating expenses                                     2,721,857              582,255
                                                                 ----------            ----------
OPERATING INCOME (LOSS)                                             (36,032)             734,239
                                                                 ----------            ----------
OTHER INCOME AND (EXPENSES):
          Interest income                                            15,185               13,490
          Interest expense                                          (89,904)              (1,741)
                                                                 ----------            ----------
          Net other income                                          (74,719)              11,749
                                                                 ----------            ----------
     Income (Loss) Before Income Taxes                             (110,751)             745,988
                                                                 ----------            ----------
     Income Tax Provision                                            46,655              299,000
                                                                 ----------            ----------
NET INCOME (LOSS)                                                 ($157,406)            $446,988
                                                                 ==========            ==========
Net Income (loss) per share of
Common Stock:
                                                    Basic          $  (0.01)                $.09
                                                  Diluted          $  (0.01)                $.08
Weighted Average Number of
Shares Outstanding:
                                                    Basic        16,937,062            5,160,892
                                                  Diluted        17,841,227            5,638,931


See notes to consolidated financial statements.

                    VERTEX INTERACTIVE INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                        Common Stock          Additional
                                                     -------------------        Paid-In     Accumulated
                                                     Shares       Amount        Capital       Deficit
                                                    ---------    -------      -----------  -------------

Balance July 31, 1998                               5,156,979    $25,785      $5,223,293   ($3,438,986)
Exercise of stock options                              82,000        410          67,544
Other comprehensive income, net of tax:
     Net income                                                                                512,984
     Change in unrealized gain/(loss) on
          investment
Comprehensive income
                                                   ----------   --------     -----------    -----------
Balance July 31, 1999                               5,238,979     26,195       5,290,837    (2,926,002)
Exercise of stock options                              25,000        125          28,625
Issuance of stock in connection with
new investors and acquisitions                     11,657,142     58,285      11,796,217
Other comprehensive income, net of tax:
     Net loss                                                                                 (683,711)
     Change in unrealized gain/(loss) on
           investment
Comprehensive income (loss)
                                                   ----------   --------     -----------    -----------
Balance September 30, 1999                         16,921,121     84,605      17,115,679    (3,609,713)
Exercise of stock options                              61,800        309          58,091
Other comprehensive income, net of tax:
    Net loss                                                                                  (157,406)
    Change in unrealized gain/(loss) on investment
    Change in unrealized foreign exchange
          translation gains/losses
Comprehensive income (loss)
                                                   ----------   --------     -----------    -----------
Balance December 31, 1999                          16,982,921    $84,914     $17,173,770   ($3,767,119)
                                                   ==========   ========     ===========    ===========
                                                                           Accumulated
                                                                              Other
                                                      Comprehensive       Comprehensive    Treasury
                                                        Income               Income         Stock               Total
                                                      -------------       -------------   ------------       -----------
Balance July 31, 1998                                                       $429,061      ($45,169)          $2,193,984
Exercise of stock options                                                                                        67,954
Other comprehensive income, net of tax:
     Net income                                         $512,984                                                512,984
     Change in unrealized gain/(loss) on
          investment                                    (169,688)           (169,688)                          (169,688)
                                                      ----------
Comprehensive income                                    $343,296
                                                      ==========           -----------     --------          -----------
Balance July 31, 1999                                                        259,373       (45,169)           2,605,234
Exercise of stock options                                                                                        28,750
Issuance of stock in connection with
new investors and acquisitions                                                                               11,854,502
Other comprehensive income, net of tax:
     Net loss                                          ($683,711)                                              (683,711)
     Change in unrealized gain/(loss) on
           investment                                   (240,505)           (240,505)                          (240,505)
                                                      ----------
Comprehensive income (loss)                            ($924,216)
                                                      ==========           -----------   ----------          -----------
Balance September 30, 1999                                                    18,868       (45,169)          13,564,270
Exercise of stock options                                                                                        58,400
Other comprehensive income, net of tax:
    Net loss                                           ($157,406)                                              (157,406)
    Change in unrealized gain/(loss) on investment        70,817              70,817                             70,817
    Change in unrealized foreign exchange
          translation gains/losses                       (51,148)            (51,148)                           (51,148)
                                                      ----------
Comprehensive income (loss)                            ($137,737)
                                                      ==========           -----------   ----------          -----------
Balance December 31, 1999                                                    $38,537      ($45,169)         $13,484,933
                                                                           ===========   ==========          ============



See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                  ---------------------------------------
                                                                  DECEMBER 31, 1999     DECEMBER 31, 1998
                                                                  ------------------    -----------------
Cash Flows from Operating Activities:
    Net Income (loss)                                                  ($157,406)           $446,988
       Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                  134,778              24,701
          Loss on disposal of fixed assets                                43,127                --
          Deferred taxes                                                   --                278,000
          Amortization of intangibles                                    186,976                --
          Changes in assets and liabilities:
               Accounts receivable, net                                  842,926            (329,916)
               Inventories, net                                          117,152             230,367
               Prepaid expenses and other
                   current assets                                         (5,624)              5,408
               Other assets                                              (93,515)              5,534
               Accounts payable                                          565,910             514,617
               Accrued expenses and other
                   liabilities                                        (1,170,313)             64,596
               Advances from customers                                  (480,040)               --
               Loan payable former shareholder                           (21,600)               --
               Deferred revenue                                         (502,806)           (293,107)
                                                             --------------------   -----------------
    Net cash (used for) provided by
    operating activities                                                (540,435)            947,188
                                                             --------------------   -----------------
Cash Flows from Investing Activities:
   Additions to property
     and equipment                                                      (106,578)            (53,209)
                                                             --------------------   -----------------
    Net cash used for investing activities                              (106,578)            (53,209)
                                                             --------------------   -----------------
Cash Flows from Financing Activities:
    Loans payable bank, net                                              519,801                --
    Payment of mortgages                                                 (25,531)               --
    Payment of long term debt                                             (8,487)               --
    Payment of capitalized lease obligations                             (57,176)             (1,379)
    Proceeds from exercise of stock options                               58,400              11,250
                                                             --------------------   -----------------
    Net cash provided by
    financing activities                                                 487,007               9,871
                                                             --------------------   -----------------
Effect of exchange rate changes on cash                                  (39,462)               --
                                                             --------------------   -----------------
Net Increase (decrease) in Cash                                         (199,468)            903,850
Cash and Cash Equivalents at Beginning of Period                       1,769,422             564,240
                                                             --------------------   -----------------

Cash and Cash Equivalents at End of Period                           $1,569,954          $1,468,090
                                                             ====================   =================

See notes to consolidated financial statements.

VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    RECENT DEVELOPMENTS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the two month and annual financial statements including the footnotes thereto, included in the Vertex Interactive, Inc. (formerly Vertex Industries, Inc.) (the "Company") Transition Report on Form 10-K for the two months ended September 30, 1999. In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, the results of operations and cash flows of the Company for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

On September 16, 1999, the Company entered into a Subscription agreement with Edwardstone & Company, Incorporated, ("Edwardstone") and Midmark Capital, L.P. ("Midmark", and together with Edwardstone, the "Buyers"). Edwardstone purchased 5,449,642 shares of the Company's common stock and MidMark purchased 5,000,000 shares of the Company's common stock. The consideration paid by Edwardstone and its affiliates for such shares was $5,000,000 and the consideration paid by MidMark for such shares was $5,000,000. As a result of such transactions, the Buyers beneficially own 60% of the Company's 16,982,921 common shares outstanding. As a condition to the Buyers' purchase of the shares, the Buyers and the Company entered into a Stockholders Agreement, dated September 16, 1999 (the "Stockholders Agreement") containing certain terms and conditions concerning the acquisition and disposition of such shares of the Company and the corporate governance of the Company.

On September 27, 1999, the Company acquired all of the stock of Portable Software Solutions Limited, a company organized under the laws of England ("PSS"), Portable Software Solutions (Maintenance) Limited, a company organized under the laws of England ("Maintenance") and Trend Investments Limited, a company organized under the laws of the Republic of Ireland ("Trend", and together with PSS and Maintenance, the "PSS Group"). The PSS Group is a leading provider of handheld terminal solutions to mobile workers in the U.K. and leads the door-to-door insurance and dairy industries in the U.K.

To fund its acquisition, the Company transferred 1,207,500 unregistered common shares to the PSS Group and Edwardstone transferred 384,484 of its Vertex shares to PSS. In addition, the Company paid the PSS Group approximately $5.9 million in cash and issued two notes payable of approximately $800,000 each, payable at the end of the six month period and the twelve month period, respectively, following the closing of the transaction. The shareholders of the PSS Group may be entitled to additional incentive payments based upon target average annual pre tax profits of the PSS Group for the two years ending December 31, 1999 and 2000. No incentive payments were earned based on the PSS Group profits for the year ended December 31, 1999.

The shares of the Company's Common Stock issued in connection with the consummation of the transactions set forth above carried certain registration rights. On February 11, 2000 a preliminary Registration Statement on Form S-3 was filed with the Securities and Exchange Commission to register such shares.

On September 22, 1999, the Company acquired all of the outstanding capital stock of ICS International AG ("ICS"), a leading provider in Germany of integrated high-end wireless data capture solutions to industrial users and one of the only multi-national European providers of such solutions.

The total consideration paid to ICS was $5,161,700 of which $3,570,000 was paid in cash at the closing and the balance of $1,593,000 was in the form of a note payable in amounts of $531,000 each on December 31, 1999, March 31, 2000 and June 30, 2000, respectively, together with the interest thereon at a rate of 8% per annum. The Company also assumed $2,124,000 of bank debt of which $1,593,000 was paid off at the closing. In addition, the Company purchased ICS's headquarters located in Neu Anspach near Frankfurt, Germany for $1,593,000 of which $372,000 was paid in cash and the remainder was financed through a mortgage, the principal amount of which is $1,221,000.

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

Fair Value of Assets acquired:

Current assets excluding cash               $7,776,650
Fixed assets                                 2,477,168
Intangible assets                           15,822,576
Other assets                                    79,202
Less: liabilities assumed
Current liabilities                         (9,146,557)
Other liabilities                             (361,965)
Notes payable to sellers                    (3,205,318)
Mortgage payable                            (1,221,390)
Common stock issued to sellers              (2,415,000)
                                            -----------
Net cash paid                               $9,805,366
                                            -----------

The following table presents unaudited pro forma results of operations of the Company as if the above described acquisitions had occurred at October 1, 1998:



(In thousands, except per         Three Months Ended
share data)                        December 31, 1998
                                  ------------------

Revenues                              $12,672,314
Income before income taxes              1,684,937
Net income                              1,277,343
Basic earnings per share                     $.08
Diluted earnings per share                   $.07



The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 1998, nor do they purport to be indicative of the future results of operations of the Company. The proforma revenues and net income for the three months ended December 31, 1998 were approximately $4,000,000 and $1,500,000, respectively, higher than the corresponding period ended December 31, 1999. This was primarily the result of the substantial completion of two large contracts (one in Vertex and one in PSS), the revenue and income for which were recognized in each case in the 1998 period. These two contracts represent the largest contracts ever recorded by each of the two companies.

The pro forma amounts reflect the estimated amortization of the excess of the purchase price over the fair value of net assets acquired, net interest expense and the net effect of the purchase of real estate compared to lease cost.

The estimated purchase price for each acquisition may be subject to certain purchase price adjustments.

Change in fiscal year end

The Company changed its year end from July 31 to September 30, effective October 1, 1999. The two-month transition period is included in the Transition Report on Form 10K. The accompanying financial statements for the three months ended December 31, 1998 have been compiled from the records of the Company and do not include the results of the acquired companies (PSS and ICS) for the period.

Restatement

In the Transition Report on Form 10K the Company adjusted its accounting for revenue recognition of certain software license fees and related postcontract customer support revenue for the years ended July 31, 1999 and 1998. The accompanying consolidated financial statements for the three months ended December 31, 1998 reflect this restatement. Accordingly, the restated consolidated financial statements presented herein are the Company's primary historical financial statements for the periods presented.

(2)   SUMMARY OF SIGNIFICANT
      ACCOUNTING POLICIES:

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements.

Nature of Business-

The Company produces and sells systems that automate the order fulfillment process of business-to-business transactions. Such functions are generally performed by mobile workers and, include sales force automation, the collection and processing of data, the identification of goods, services and individuals and solutions for the automation of inventory and warehouse operations and route accounting or business-to-business deliveries. These systems include both proprietary and third party software and third party hardware which are resold by Vertex as part of an integrated solution. The systems may be wired directly to the host computer or transmit the data via wireless technology. The Company also designs, manufactures and sells software for the integration of disparate computing systems and applications. These middleware products can be integrated into Vertex's fulfillment technologies and are also generally sold in the banking, financial services and manufacturing industries. Increasingly, such systems are being provided with internet enabling technologies.

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

Revenue Recognition-

Revenue related to sales of equipment is recognized when the products are shipped. Revenue related to software license sales is recorded at the time of shipment provided that (i.) no significant vendor obligations remain outstanding at the time of sale; (ii.) the collection of the related receivable is deemed probable of collection by management; and (iii.) effective with the adoption of SOP 97-2, "Software Revenue Recognition" as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", that vendor specific objective evidence (V.S.O.E.) of fair value exists for all significant elements, including postcontract customer support (PCS) in multiple element arrangements; prior to adopting SOP 97-2 in fiscal 1999, the Company followed the provisions of SOP 91-1 which allowed for unbundling of components of multiple element arrangements when subsequent PCS arrangements were equivalent to the PCS offered in the initial period. The Company accounts for revenue related to postcontract customer support over the life of the arrangements, usually twelve months, pursuant to the licensing agreement between the customers and the Company.

Where the professional services relate to arrangements requiring significant production, modification or customization of software, and the service element does not meet the criteria for separate accounting, the entire arrangement, including the software element, is accounted for in conformity with the percentage-of-completion contract accounting method. Percentage-of-completion is generally measured using input measures, primarily labor costs where such costs indicate progress to completion.

Deferred revenue represents the unearned portion of revenue related to PCS arrangements not yet completed and revenue related to multiple element arrangements which could not be unbundled pursuant to either SOP 97-2 or 91-1.

Intangible Assets-

Intangible assets consist primarily of the excess of cost over the value of identifiable net assets of businesses acquired and are amortized on a straight line basis over their estimated useful lives of 25 years.

Net Income (Loss) Per Share of Common Stock-

Basic net income (loss) per common share is calculated by dividing net income, by the weighted average common shares outstanding during the period.

Diluted net income (loss) per common share is computed similar to that of basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period.

Comprehensive Income -

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners and is reported in the Statement of Changes in Stockholders' Equity.

Marketable Securities -

The Company has classified its marketable securities as available for sale. Such securities are measured at fair value in the financial statements based on quoted market prices with unrealized gains and losses included in comprehensive income in stockholders' equity.

Foreign Currency Translation -

Assets and liabilities of the Company's foreign affiliates are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of comprehensive income in stockholders' equity.

Reclassification -

Certain reclassifications have been made to the balance sheet at September 30, 1999 to conform with the current period's presentation.

(3) BANK CREDIT LINES

The Company maintains lines of credit worldwide with several banks. In the United States, the Company has a $600,000 working capital line of credit from a New Jersey bank. The interest rate is prime plus 1%. The Company must maintain certain financial covenants to stay in compliance with the bank. The line of credit expires on March 15, 2000, which the Company is negotiating to extend. As of December 31, 1999 the Company had a $525,000 outstanding balance due on the line.

In addition, the Company has several foreign lines of credit which allow it to borrow in the applicable local currency. These lines of credit total $1,250,000 and are concentrated in Germany, Italy and the United Kingdom. The Company's lines of credit generally are secured by the accounts receivable of the respective subsidiary. As of December 31, 1999, the Company had outstanding balances of approximately $992,000 on these foreign lines of credit. These loans bear interest at rates ranging from 9% to 9.25%.

At December 31, 1999 the Company had a total of approximately $350,000 available under all of its lines of credit.

(4) NOTES PAYABLE

Notes payable to sellers consists of three equal payments of $531,106 payable December 30, 1999, March 30, 2000 and June 30, 2000 bearing interest at 8% for the acquisition of ICS. The payment due December 31 was paid in January. In addition there are notes payable in two equal installments of $806,000 to the sellers of the PSS Group payable on March 27, 2000 and September 27, 2000, subject to deferral or offset in connection with the completion of certain pre-acquisition customer obligations of PSS.

(5) LONG-TERM DEBT:

Long-term debt consists of the following-
     Capital lease obligations


                                        December 31,   Sept. 30,
                                           1999          1999
                                        -----------   ----------

Obligations under capital leases, due in
varying quarterly monthly principal
installments and interest at varying
interest rates not exceeding 11.5%          $325,147     $382,323

Less- Current portion of long-term debt      149,415      165,239
                                            ---------    ---------
         Capitalized leases                 $175,732     $217,084
                                            =========    =========
     Mortgage notes payable


                                           December 31,  Sept. 30,
                                              1999         1999
                                          -------------  -----------
Mortgage notes payable bearing interest
at rates from 6% to 7%                    $1,195,859    $1,221,390

Less- Current portion of mortgage notes
payable                                      104,295       103,237
                                          ----------    ----------
       Long term mortgage notes payable   $1,091,564    $1,118,153
                                          ==========    ==========


Other Long Term Liabilities

Other long-term liabilities of $140,438 consist of Irish government non-interest bearing loans which are repayable at rates linked to future revenues earned. Under the terms of the agreement, the loan is repaid at a rate of 4.2% of project sales made in the United States by PSS in the period from July 1998 to June 2001 and is due for repayment commencing in July 1999 and ending in July 2002. If the repayments calculated as a percentage of sales are not sufficient to repay the loans in full, the Irish government may write-off the balance. PSS has not made any sales in the United States to date and thus no payments have been made against these borrowings at December 31, 1999.

(6)      INCOME TAXES:

The income tax provision in 1999 includes taxes provided on the profit of certain foreign subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses will be an adjustment of goodwill. In 1998, the tax provision was based on pre-tax operating income at an expected annual effective rate of 40%.

(7)      SUBSEQUENT EVENTS

Effective February 14, 2000 the Company has changed its name from Vertex Industries, Inc. to Vertex Interactive, Inc. In addition, the Board of Directors approved an increase of the authorized Common shares from 20 million to 32 million. The maximum number of shares reserved for issuance under the Company's Incentive Stock Option Plan was also increased from 2 million to 4 million shares.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

As discussed in Note 1 to the Consolidated Financial Statements, in September 1999, the Company acquired all of the stock of three commonly owned companies in the United Kingdom and Ireland (together "PSS") and all of the stock of ICS International ("ICS"), based principally in Germany. These two significant acquisitions further enable the Company to continue its transformation from primarily producing hardware devices to developing sophisticated, software products and systems designed for data collection and computer networking and communication along with software resold from third parties. These systems may also contain hardware devices manufactured by third parties, which Vertex resells as part of the solution for the customer.

The accompanying consolidated financial statements assume the PSS and ICS acquisitions closed effective September 30, 1999. The Company has accounted for the acquisitions of ICS and PSS using the purchase method of accounting in accordance with APB No. 16. Accordingly, the consolidated balance sheet at September 30, 1999 reflects the purchase prices of PSS and ICS allocated to the assets and liabilities acquired based on their estimated fair market values. The operating results of PSS and ICS have been included in the consolidated statement of operations from October 1, 1999.

In addition, the Company changed its year-end from July 31 to September 30, effective October 1, 1999. The accompanying financial statements for the three months ended December 31, 1998 have been compiled from the records of the Company and do not include the results of the acquired companies (PSS and ICS) for the period.

The management discussion and analysis that follows compares the results of the three month period ended December 31, 1999 ("1999"), with the results for the three month period ended December 31, 1998 ("1998"), which had not previously been reported.

Operating Revenues:

Operating revenues increased by approximately $5,321,000 (or 153%) to $8,790,935 in 1999. All of the increase was the result of the two acquisitions, with PSS contributing approximately $2.6 million and ICS contributing approximately $5.2 million in 1999. The operating revenues for Vertex, excluding the acquired companies, decreased approximately $2.5 million, primarily as a result of the Bell Atlantic contract, which was recognized in 1998. This contract to provide 1,000 data collection devices and the related software, was the largest contract ever recorded in Vertex's history.

Gross Profit:

Gross profit increased by approximately $1,370,000 (or 104%) to $2,685,825 in 1999. As a percent of operating revenues, gross profit was 30.6% in 1999 as compared to 37.9% in 1998. The acquired companies contributed approximately $2,230,000 of gross profit in 1999, which is approximately 29% of their operating revenue. This 1999 gross profit percentage reflects a higher than average hardware sales component in operating revenues, which carries a lower gross profit than software and system sales. The gross profit for Vertex, excluding the acquired companies, was substantially lower in 1999 as a result of the Bell Atlantic contract in 1998; however, gross profit as a percentage of operating revenues was lower in 1998, because of the significant hardware component of the Bell Atlantic contract.

Operating Expenses:

Selling and administrative expenses increased from $425,041 in 1998 to $2,269,876 in 1999, primarily as a result of the inclusion of the acquired companies expenses in 1999. The Company has commenced the process of integrating the selling and administrative functions of the subsidiaries, with the goal of increasing efficiency and leveraging its wider geographic coverage.

Research and development expenses has increased from $157,214 to $265,005, or a 69% increase. This increase reflects the Company's transformation from primarily producing hardware devices to developing sophisticated order fulfillment solutions, with an increasing emphasis on providing Internet enabling technologies. The research and development is being performed by employees and to a greater extent in 1999 by outside consultants.

The amortization of intangibles of $186,976 in 1999 is a direct result of the acquisitions of PSS and ICS. Goodwill is being amortized over its estimated life of 25 years, while covenants not to compete are being amortized over their two year terms.

Interest expense increased by approximately $88,000 as a result of acquisition related debt, including the assumption of outstanding bank lines of credit and building mortgages.

The income tax provision in 1999 includes taxes provided on the profit of certain foreign subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses will be an adjustment of goodwill. In 1998, the tax provision was based on pre-tax operating income at an expected annual effective rate of 40%.

Net Income (loss):

Net income in 1998 reflected the operations of Vertex, before the acquisition of PSS and ICS. In addition, 1998 included the recognition of the Company's most significant contract ever, resulting in virtually all of the Company's net income for the fiscal year ended July 31, 1999 included in the quarter ended December 31, 1998. The 1999 net income includes the operations of PSS and ICS for the first time, as well as the impact of the amortization of intangibles and interest expense related to the acquisitions described above. As previously discussed, the Company is in the process of positioning itself as an integrated provider of business-to-business, web enabled fulfillment solutions.

Liquidity and Capital Resources

During the quarter ended December 31, 1999, the Company borrowed $525,000 on its domestic line of credit, and used approximately $540,000 for operating activities, $107,000 for capital expenditures, and $90,000 for debt repayments. This cash flow activity resulted in a decrease of approximately $200,000 in the Company's cash balance to $1,569,954 at December 31, 1999.

At December 31, 1999 the Company had approximately $350,000 available under various credit lines, most of which are with European banks and are secured by the respective local subsidiary's accounts receivable. The $600,000 domestic credit line, of which $75,000 was available, expires on March 15, 2000. The Company is currently pursuing an extension of that borrowing arrangement with the bank. In addition, the Company is in preliminary discussion with several international money-center banks regarding a multi-currency, multi-national credit facility.

The Company anticipates that working capital, together with funds generated from operations and amounts available under lines of credit will be sufficient to meet the cash needs of the Company during the coming year. Should it choose to do so, the Company believes that the private and public equity and debt markets are also available to it for purposes of funding working capital needs or other corporate purposes.

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. During 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company has not incurred any significant expense in connection with remediating its systems.

The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to routine litigation matters in connection with its business. The Company is currently not involved in any legal proceeding that it believes could have a material adverse effect upon its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the period covered by this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)       The following exhibits are included herein:

                      (2) Certificate of Amendment to the Certificate of Incorporation, filed with the Secretary of State, State of New Jersey on February 14, 2000.

                                    Changing the name of the registrant to
                                    Vertex Interactive Inc.

                                    Increasing the number of outstanding shares to 34,000,000, consisting of 32,000,000 shares of Common Stock, par value $.005 per share, and 2,000,000 shares of Preferred Stock, par value $.01 per share.

                     (27)  Financial Data Schedule

                 (b)       Form 8-K dated October 1, 1999

                                    Change in control of interest to MidMark and Edwardstone

                           Form 8-K dated October 7, 1999

                                    Acquisition of Portable Software Solutions
                                    Limited and ICS International AG

                           Form 8-K dated December 3, 1999

                                    Change in certifying accountants
                                    Change in fiscal year

                           Form 8-Ka dated December 6, 1999

                                    Financial Statements of businesses acquired
                                    Pro Forma Financial Information

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VERTEX INTERACTIVE, INC.
                                            ------------------------
                                                  Registrant


                                            By:/s/ Ronald C. Byer
                                                   Ronald C. Byer
                                                   President and Treasurer

February 17, 2000