Form 10-Q
period 2000-03-31
VERTEX INDUSTRIES INC
filed 2000-05-15
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER 0-15066

           VERTEX INTERACTIVE, INC. (FORMERLY VERTEX INDUSTRIES, INC.)
       ------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         NEW JERSEY                          22-2050350
----------------------------         ---------------------------
(STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

       23 CAROL STREET CLIFTON, NEW JERSEY           07014
    -----------------------------------------     ------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)


                 REGISTRANT'S TELEPHONE NUMBER: (973) 777-3500
                                                --------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X           NO
                                      ---              ---

Common stock, par value $.005 per share: 20,575,671 shares outstanding as of May 10, 2000.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2000

                                    I N D E X


                                                                                         PAGE
                                                                                         ----
Part I.  Financial Information


              Item 1.   Consolidated Financial Statements
              Balance Sheets -- March 31, 2000 and September 30, 1999.................     3

              Statements of Operations -- six and three months ended
              March 31, 2000 and 1999 ................................................     5

              Statements of Changes in Stockholders' Equity -- for the year ended
              July 31, 1999, the two months ended September 30,
              1999, and the six months ended March 31, 2000 ..........................     6

              Statements of Cash Flows -- six months ended
              March 31, 2000 and 1999 ................................................     7

              Notes to Consolidated Financial Statements .............................     8

              Item 2.  Management's Discussion and Analysis
              Of Consolidated Financial Condition and
              Results of Operations ..................................................    15

Part II. Other Information

              Item 1.    Legal Proceedings ...........................................    20
              Item 2.    Changes in Securities and Use of Proceeds ...................    20
              Item 4.    Submission of Matters to Vote of
                         Security Holders ............................................    20

              Item 6.    Exhibits and Reports on Form 8-K ............................    21

              Signatures .............................................................    22

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                           ASSETS
                                                                       March 31,            September 30,
                                                                          2000                   1999
                                                                      -----------           -------------
                                                                      (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents ......................................      $24,319,775             $1,769,422
Accounts receivable, less allowance for doubtful accounts
   of $91,112 and $125,166 at March 31, 2000 and
   September 30, 1999, respectively ............................        7,039,046              5,163,266
Inventories, net ...............................................        4,201,518              3,042,994
Marketable securities ..........................................          141,407                 42,309
Prepaid expenses and other current assets ......................          837,935                651,414
                                                                       ----------             ----------

        Total current assets ...................................       36,539,681             10,669,405
                                                                       ----------             ----------

PROPERTY, EQUIPMENT, AND CAPITAL LEASES
Property and Equipment .........................................        3,994,849              4,052,516
Capital Leases .................................................          527,978                505,792
                                                                       ----------             ----------
   Total property, equipment and capital leases ................        4,522,827              4,558,308

Less:     Accumulated depreciation and amortization ............       (1,987,147)            (1,778,494)
                                                                       ----------             ----------

Net property, equipment and capital leases .....................        2,535,680              2,779,814
                                                                       ----------             ----------

OTHER  ASSETS:
Intangible Assets, net of amortization of $414,437 at
     March 31, 2000 and $0 at September 30, 1999 ...............       27,895,592             15,822,576
Licensing Cost, net of amortization of $41,400 at
     March 31, 2000 and $24,840 at September 30, 1999 ..........           96,600                113,160
Capitalized software, net of amortization of $15,700 ...........          258,505                  --
Other assets ...................................................          265,018                160,923
                                                                       ----------             ----------

   Total other assets ..........................................       28,515,715             16,096,659
                                                                       ----------             ----------

   Total assets ................................................      $67,591,076            $29,545,878
                                                                      ===========            ===========



See notes to consolidated financial statements.

                      VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         March 31, 2000          September 30, 1999
                                                                         --------------          ------------------
                                                                          (Unaudited)
CURRENT LIABILITIES:
Current portion of obligations under capital leases .................     $  150,997                 $  165,239
Loans payable bank ..................................................      1,584,338                    996,745
Notes payable .......................................................      2,626,944                  3,205,318
Mortgage notes payable current portion ..............................        101,834                    103,237
Accounts payable ....................................................      3,285,365                  2,011,177
Loan payable former shareholder .....................................        344,099                    381,220
Accrued expenses and other liabilities ..............................      3,888,097                  4,159,796
Due to Data Control Systems shareholders ............................     14,250,000                      --
Accrued financing costs .............................................      1,950,000                      --
Advances from customers .............................................      2,202,490                  1,272,393
Deferred revenue ....................................................      2,026,009                  2,202,321
                                                                          ----------                 ----------
    Total current liabilities .......................................     32,410,173                 14,497,446
                                                                          ----------                 ----------

LONG-TERM LIABILITIES:
Obligations under capital leases ....................................        151,022                    217,084
Mortgage notes payable ..............................................        963,353                  1,118,153
Other long term liabilities .........................................        134,258                    148,925
Deferred income taxes ...............................................         20,000                      --
                                                                          ----------                 ----------
   Total long-term liabilities ......................................      1,268,633                  1,484,162
                                                                          ----------                 ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 2,000,000 shares
   authorized, none issued and outstanding ..........................          --                         --
Common stock, par value $.005 per share; 32,000,000 shares
   authorized; 20,158,421 and 16,921,121 shares issued at
   March 31, 2000 and September 30, 1999, respectively ..............        100,792                     84,605
Additional paid-in capital ..........................................     38,762,662                 17,115,679
Accumulated deficit .................................................     (4,396,769)                (3,609,713)
Accumulated other comprehensive income ..............................       (509,246)                    18,868
                                                                          ----------                 ----------
                                                                          33,957,439                 13,609,439
Less: Treasury stock, 10,000 shares at cost .........................        (45,169)                   (45,169)
                                                                          ----------                 ----------
   Total stockholders' equity .......................................     33,912,270                 13,564,270
                                                                          ----------                 ----------

   Total liabilities and stockholders' equity .......................    $67,591,076                $29,545,878
                                                                         ===========                ===========


See notes to consolidated financial statements.

                VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                               Three Months Ended March 31        Six Months Ended March 31
                                                               ---------------------------     ------------------------------
                                                                  2000          1999             2000              1999
                                                                  ----          ----             ----              ----
OPERATING REVENUES ........................................    $9,008,112    $1,195,570      $ 17,799,047      $ 4,650,690

COST OF SALES .............................................     6,661,312       624,708        12,766,422        2,778,043
                                                               ----------    ----------      ------------      -----------
GROSS PROFIT ..............................................     2,346,800       570,862         5,032,625        1,872,647
                                                               ----------    ----------      ------------      -----------
OPERATING EXPENSES:

          Selling and administrative ......................     2,220,209       444,742         4,490,085          869,784
          Research and development ........................       313,982       172,865           578,987          330,079
          Amortization of intangibles .....................       227,461       --                414,437          --
                                                               ----------    ----------      ------------      -----------
     Total operating expenses .............................     2,761,652       617,607         5,483,509        1,199,863
                                                               ----------    ----------      ------------      -----------

OPERATING INCOME (LOSS) ...................................      (414,852)      (46,745)         (450,884)         672,784
                                                               ----------    ----------      ------------      -----------

OTHER INCOME AND (EXPENSES):
          Interest income .................................        51,696        17,506            66,881           30,996
          Interest expense ................................      (183,258)       (2,810)         (273,162)          (4,551)
                                                               ----------    ----------      ------------      -----------
          Net other income (expense) ......................      (131,562)       14,696          (206,281)          26,445
                                                               ----------    ----------      ------------      -----------

     Income (Loss) Before Income Taxes ....................      (546,414)      (32,049)         (657,165)         699,229
                                                               ----------    ----------      ------------      -----------
     Income Tax Provision .................................        83,236        13,000           129,891          278,000
                                                               ----------    ----------      ------------      -----------
Net Income (loss) .........................................     ($629,650)     ($45,049)        ($787,056)        $421,229
                                                               ==========    ==========      ============      ===========
Net Income (loss) per share of Common Stock:
                                                     Basic          ($.04)        ($.01)            ($.05)            $.08
                                                   Diluted          ($.04)        ($.01)            ($.05)            $.07

Weighted Average Number of
Shares Outstanding:
                                                     Basic     17,103,251     5,195,146        17,019,702        5,177,831
                                                   Diluted     17,103,251     5,195,146        17,019,702        5,851,542


See notes to consolidated financial statements.

               VERTEX INTERACTIVE INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (UNAUDITED)

                                                                Common Stock           Additional
                                                          -----------------------       Paid-In       Accumulated
                                                              Shares       Amount        Capital        Deficit
                                                          ------------  ---------     -----------     -------------
Balance July 31, 1998 ...............................       5,156,979      $25,785     $5,223,293      ($3,438,986)

Exercise of stock options ...........................          82,000          410         67,544

Other comprehensive income, net of tax:
                                                                                                           512,984
     Net income .....................................

     Change in unrealized gain/(loss) on
          investment ................................

Comprehensive income ................................      ----------       ------     ----------       ----------
Balance July 31, 1999 ...............................       5,238,979       26,195      5,290,837       (2,926,002)

Exercise of stock options ...........................          25,000          125         28,625

Issuance of stock in connection with
new investors and acquisitions ......................      11,657,142       58,285     11,796,217

Other comprehensive income, net of tax:

     Net loss .......................................                                                     (683,711)
     Change in unrealized gain/(loss) on
           investment ...............................
Comprehensive income (loss) .........................
                                                           ----------       ------     ----------       ----------
Balance September 30, 1999 ..........................      16,921,121       84,605     17,115,679       (3,609,713)

Exercise of stock options ...........................         349,800        1,749        395,765

Issuance of stock, net of costs of financing ........       2,887,500       14,438     21,134,818

Stock options issued to non-employees ...............                                     116,400
Other comprehensive income, net of tax:
    Net loss ........................................                                                     (787,056)
    Change in unrealized gain/(loss) on investment ..
    Change in unrealized foreign exchange translation
          gains/losses ..............................

Comprehensive income (loss) .........................       ----------     --------     ----------       ----------
Balance March 31, 2000 ..............................       20,158,421    $ 100,792   $ 38,762,662     $ (4,396,769)
                                                            ==========     ========     ==========       ==========

                                                                                   Accumulated
                                                                                     Other
                                                             Comprehensive        Comprehensive        Treasury
                                                             Income (loss)        Income (loss)          Stock        Total
                                                             -------------        -------------       ----------   -----------
Balance July 31, 1998 ...............................                             $ 429,061            ($45,169)   $2,193,984

Exercise of stock options ...........................                                                                  67,954

Other comprehensive income, net of tax:

     Net income .....................................         $ 512,984                                              512,984

     Change in unrealized gain/(loss) on
          investment ................................          (169,688)           (169,688)                        (169,688)
                                                             ----------
Comprehensive income ................................         $ 343,296
                                                             ==========             --------        ----------      --------
Balance July 31, 1999 ...............................                               259,373         (45,169)       2,605,234

Exercise of stock options ...........................                                                                 28,750

Issuance of stock in connection with
new investors and acquisitions ......................                                                             11,854,502

Other comprehensive income, net of tax:

     Net loss .......................................        ($ 683,711)                                            (683,711)
     Change in unrealized gain/(loss) on
           investment ...............................          (240,505)           (240,505)                        (240,505)
                                                              ---------
Comprehensive income (loss) .........................        ($ 924,216)
                                                              =========            --------         ----------    ----------
Balance September 30, 1999 ..........................                                18,868         (45,169)      13,564,270

Exercise of stock options ...........................                                                                397,514
Issuance of stock, net of costs of financing ........                                                             21,149,256

Stock options issued to non-employees ...............                                                                116,400
Other comprehensive income, net of tax:
    Net loss ........................................        ($ 787,056)                                            (787,056)
    Change in unrealized gain/(loss) on investment ..            99,098              99,098                           99,098
    Change in unrealized foreign exchange translation
          gains/losses ..............................          (627,212)           (627,212)                        (627,212)
                                                             ----------             --------       ----------       ---------
Comprehensive income (loss) .........................       ($1,315,170)
                                                             ==========             --------       ----------       ---------
Balance March 31, 2000 ..............................                            $ (509,246)       $ (45,169)     $ 33,912,270
                                                                                    ========       ==========       ==========

See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                     ----------------
                                                            March 31, 2000      March 31, 1999
                                                            --------------      --------------
Cash Flows from Operating Activities:
    Net Income (loss) ....................................   ($787,056)            $421,229
       Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization ..................     716,247               52,462
          Loss on disposal of fixed assets ...............      25,613                  --
          Stock options issued in consideration
               for services ..............................      74,330                  --
          Deferred taxes .................................    (300,000)             256,195
          Changes in assets and liabilities:
               Accounts receivable, net ..................     483,352              453,137
               Inventories, net ..........................   1,349,030              388,658
               Prepaid expenses and other
                   current assets ........................    (140,799)              57,993
               Other assets ..............................    (439,406)              (1,776)
               Accounts payable ..........................   1,059,678             (822,001)
               Accrued expenses and other
                   liabilities ...........................  (1,003,849)              61,983
               Advances from customers ...................  (1,707,531)                 --
               Deferred revenue ..........................    (747,691)            (351,463)
                                                            ----------            ---------

    Net cash (used for) provided by
    operating activities .................................  (1,418,082)             516,417
                                                            ----------            ---------

Cash Flows from Investing Activities:
   Additions to property
     and equipment .......................................    (140,330)             (75,564)
   Proceeds from sale of fixed assets ....................      18,195                  --
   Acquisition of business, net of cash acquired .........     645,130                  --
                                                            ----------            ---------
    Net cash provided by (used for)
    investing activities .................................     522,995              (75,564)
                                                            ----------            ---------
Cash Flows from Financing Activities:
    Loans payable bank, net ..............................     727,796                  --
    Payment of notes payable .............................    (475,210)
    Payment of mortgages .................................     (68,886)                 --
    Payment of capitalized lease obligations .............     (81,041)              (2,794)
    Proceeds from private placement ......................  23,100,000                  --
    Proceeds from exercise of stock options ..............     397,514               47,300
                                                            ----------            ---------

    Net cash provided by
    financing activities .................................  23,600,173               44,506
                                                            ----------            ---------
Effect of exchange rate changes on cash ..................    (154,733)                 --
                                                            ----------            ---------
Net Increase in Cash .....................................  22,550,353              485,359

Cash and Cash Equivalents at Beginning of Period .........   1,769,422              564,240
                                                            ----------            ---------
Cash and Cash Equivalents at End of Period ............... $24,319,775           $1,049,599
                                                            ==========            =========



See notes to consolidated financial statements.

VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Vertex Interactive, Inc. (formerly Vertex Industries, Inc.) (the "Company") produces and sells systems that automate the order fulfillment process of business-to-business transactions. Such functions are generally performed by mobile workers and, include the automation of sales order entry, inventory and warehouse operations, and transportation management and route accounting related to business-to-business deliveries. These systems include both proprietary and third party software and third party hardware which are resold by the Company as part of an integrated solution. The systems may be wired directly to the host computer or transmit the data via wireless technology. The Company also designs, manufactures and sells software for the integration of disparate computing systems and applications. These middleware products can be integrated into the Company's fulfillment technologies and are also generally sold in the banking, financial services and manufacturing industries. Increasingly, such systems are being provided with internet enabling technologies.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference should be made to the two month and annual financial statements including the footnotes thereto, included in the Company's Transition Report on Form 10-K for the two months ended September 30, 1999 (the "Transition Report"). In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, the results of operations and cash flows of the Company for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

CHANGE IN FISCAL YEAR END

The Company changed its year end from July 31 to September 30, effective October 1, 1999. The two-month transition period is included in the Transition Report. The accompanying financial statements for the three and six months ended March 31, 1999 have been compiled from the records of the Company and do not include the results of the acquired companies (See Note 2) for the period.

RESTATEMENT

In the Transition Report the Company adjusted its accounting for revenue recognition of certain software license fees and related post contract customer support revenue for the years ended July 31, 1999 and 1998. The accompanying consolidated financial statements for the three and six months ended March 31, 1999 reflect this restatement. Accordingly, the restated consolidated financial statements presented herein are the Company's primary historical financial statements for the periods presented.

THE FOLLOWING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES OF THE COMPANY IS PRESENTED TO ASSIST IN UNDERSTANDING THE COMPANY'S FINANCIAL STATEMENTS:

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

REVENUE RECOGNITION

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

SOFTWARE DEVELOPMENT COSTS

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS")No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such costs are amortized over the lesser of three years or the economic life of the related product. The Company performs an annual review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

INTANGIBLE ASSETS

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

(2)  ACQUISITIONS

On September 27, 1999, the Company acquired all of the stock of Portable Software Solutions Limited ("PSS"), Portable Software Solutions (Maintenance) Limited ("Maintenance") and Trend Investments Limited ("Trend", and together with PSS and Maintenance, the "PSS Group"). The PSS Group is a leading provider of handheld terminal solutions to mobile workers in the U.K., primarily in the door-to-door insurance and dairy industries. The total purchase price was approximately $10.1 million, including approximately $5.9 million in cash, two notes payable of approximately $800,000 each and 1,591,984 unregistered common shares. The shareholders of the PSS Group may be entitled to additional incentive payments based upon target average annual pre tax profits of the PSS Group for the two years ending December 31, 1999 and 2000. No incentive payments were earned based on the PSS Group profits for the year ended December 31, 1999.

On September 22, 1999, the Company acquired all of the outstanding capital stock of ICS International AG ("ICS"), a leading provider in Germany of integrated high-end wireless data capture solutions to industrial users and one of the only multi-national European providers of such solutions. The total consideration paid to ICS was $5,161,700 of which $3,570,000 was paid in cash at the closing and the balance was in the form of three notes payable of $531,000 each. In addition, the Company purchased ICS's headquarters located in Neu Anspach near Frankfurt, Germany for $1,593,000 of which $372,000 was paid in cash and the remainder was financed through mortgages, the principal amounts of which were $1,221,000.

Effective March 1, 2000, the Company acquired all of the outstanding capital stock of Data Control Systems ("DCS"), a provider of pick to light warehouse management systems located in New Jersey. The Company paid the shareholders $14,250,000 in cash (10% of which is held in escrow). The purchase price is subject to a working capital adjustment payable approximately 60 days after closing.

The accompanying consolidated financial statements assume the PSS and ICS acquisitions closed effective September 30, 1999 and the DCS acquisition closed effective March 1, 2000. The Company has accounted for each of the acquisitions using the purchase method of accounting in accordance with APB No. 16 and accordingly, the financial statements include the results of operations from October 1, 1999 for PSS and ICS and March 1, 2000 for DCS. The consolidated balance sheet at September 30, 1999 reflects the purchase prices of PSS and ICS allocated on a preliminary basis to the assets and liabilities acquired based on their estimated fair market values. A preliminary allocation of the purchase price for DCS has been made to the assets and liabilities acquired as of March 1, 2000 based on their estimated fair market values:

                         Fair value of net assets acquired:

                  Cash .............................. $   645,130
                  Accounts Receivable ...............   2,649,891
                  Inventories .......................   2,741,426
                  Other assets ......................      69,679
                  Intangible assets .................  13,057,200
                  Advances from customers ...........  (2,690,384)
                  Other liabilities .................  (2,222,942)
                                                      -----------

                  Cash to be paid ................... $14,250,000
                                                      ===========


The following table presents unaudited pro forma results of operations of the Company as if the above described acquisitions had occurred at October 1, 1998 and reflect in the 1999 period, the bulk of the revenues associated with two significant contracts as more fully described below:

(In thousands, except per         Six Months Ended           Six Months Ended
share data)                        March 31, 1999              March 31, 2000
-------------------------         ----------------           ----------------
Revenues .....................        $24,463,645                 $23,123,378
Income before income taxes ...            617,908                     263,795
Net income ...................            309,129                       6,255
Basic and diluted earnings
  per share...................        $       .02                  $      .00


The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 1998, nor do they purport to be indicative of the future results of operations of the Company. The proforma revenues and gross margin for the six months ended March 31, 1999 were favorably impacted as a result of the substantial completion of two large contracts (one in Vertex and one in PSS). The revenue (approximately $4,700,000) and gross margin (approximately $2,000,000) were recognized in each case in the 1999 period. These two contracts represent the largest contracts ever recorded by each of the two companies.

The pro forma amounts reflect the estimated amortization of the excess of the purchase price over the fair value of net assets acquired, net interest expense, the net effect of the purchase of real estate compared to lease cost and the approximate number of shares issued to complete the acquisitions.

The estimated purchase price for each acquisition may be subject to certain purchase price adjustments.

(3)  STOCKHOLDERS EQUITY

On September 16, 1999, the Company entered into a Subscription agreement with Edwardstone & Company, Incorporated, ("Edwardstone") and Midmark Capital, L.P. ("Midmark", and together with Edwardstone, the "Buyers"). Edwardstone and Midmark purchased 5,449,642 shares and 5,000,000 shares, respectively, of the Company's common stock. The total consideration paid by Edwardstone and Midmark for such shares was $10,000,000. As a result of such transactions, the Buyers beneficially own approximately 52% of the Company's common shares outstanding as of March 31, 2000. As a condition to the Buyers' purchase of the shares, the Buyers and the Company entered into a Stockholders Agreement, dated September 16, 1999 (the "Stockholders Agreement") containing certain terms and conditions concerning the acquisition and disposition of such shares of the Company and the corporate governance of the Company.

The shares of the Company's Common Stock issued in connection with the consummation of the transactions set forth above and the purchase of the PSS Group carried certain registration rights. On February 11, 2000 a preliminary Registration Statement on Form S-3 was filed with the Securities and Exchange Commission to register such shares.

On March 30, 2000, the Company closed on the sale of 2,887,500 unregistered common shares through a private placement offering, resulting in net proceeds (after deducting estimated accrued issuance costs of $1,950,000) of approximately $21,150,000. During the month of April, 2000, the Company closed on the sale of an additional 406,250 unregistered common shares, resulting in net proceeds (after deducting issuance costs of $260,000) of an additional $2,990,000. All of the common shares issued in these private placement offerings carry registration rights requiring the Company to register such shares within six months of the closing. In connection with the private placement offering, the Company granted options to an advisor to purchase 800,000 common shares at $4.00 per share. These options were contingent upon raising at least $25,000,000 and thus became fully earned and exercisable in April 2000.

During the six months ended March 31, 2000, the Company granted 2,465,000 stock options to employees and directors, at prices ranging from $2.50 to $10.94 per share. Options for 46,000 shares were granted to non-employees for services rendered and were accounted for under SFAS #123, using the Black-Scholes formula to determine the fair market value of the options on the measurement date. This accounting resulted in a non-cash expense charge of approximately $74,000. Also during the six month period ended March 31, 2000, options for 349,800 common shares were exercised resulting in cash proceeds of $397,514.

(4)  BANK CREDIT LINES

The Company maintains lines of credit worldwide with several banks. In the United States, the Company had a $600,000 working capital line of credit from a New Jersey bank. The interest rate was prime plus 1%. The line of credit expired on April 30, 2000. As of March 31, 2000 the Company had a $600,000 outstanding balance due on the line, which amount was paid in full on April 14, 2000.

In addition, the Company has several foreign lines of credit which allow it to borrow in the applicable local currency. These lines of credit total approximately $1,500,000 and are concentrated in Germany, Italy and the United Kingdom. The Company's lines of credit generally are secured by the accounts receivable of the respective subsidiary. As of March 31, 2000 the Company had outstanding balances of approximately $984,000 on these foreign lines of credit. These loans bear interest at rates ranging from 6.4% to 9.75%.

At March 31, 2000 the Company had a total of approximately $515,000 available under all of its lines of credit.

(5)  NOTES PAYABLE

Notes payable to sellers consists of two equal payments of $515,000 payable March 30, 2000 and June 30, 2000 bearing interest at 8% for the acquisition of ICS. The payment due March 30th was paid in April. In addition there are notes payable in two equal installments of approximately $800,000 to the sellers of the PSS Group payable on March 27, 2000 and September 27, 2000, subject to deferral or offset in connection with the completion of certain pre-acquisition customer obligations of PSS. The sellers agreed in April to accept Vertex stock in payment of the installment due March 27, 2000.

(6)  LONG-TERM DEBT:

Long-term debt consists of the following-

     Capital lease obligations
     -------------------------
                                              March 31,     Sept. 30,
                                              2000          1999
                                              ---------    ---------
Obligations under capital leases, due in
varying quarterly or monthly principal
installments and interest at rates
ranging from 7% to 11.5% .................   $302,019     $382,323

Less--Current portion of long-term debt ..    150,997      165,239
                                             ---------     --------
         Capitalized leases ..............   $151,022     $217,084
                                             =========    =========
     Mortgage notes payable
     ----------------------

Mortgage notes payable bearing interest
at rates from 6% to 7% ................... $1,065,187    $1,221,390

Less--Current portion of mortgage notes
payable ..................................    101,834       103,237
                                           ----------    ----------
       Long term mortgage notes payable .. $  963,353    $1,118,153
                                           ==========    ==========

Other Long Term Liabilities

Other long-term liabilities of $134,258 consist of Irish government non-interest bearing loans which are repayable at rates linked to future revenues earned. Under the terms of the agreement, the loan is repaid at a rate of 4.2% of project sales made in the United States by PSS in the period from July 1998 to June 2001 and is due for repayment commencing in July 1999 and ending in July 2002. If the repayments calculated as a percentage of sales are not sufficient to repay the loans in full, the Irish government may write-off the balance. PSS has not made any sales in the United States to date and thus no payments have been made against these borrowings at March 31, 2000.

(7)  INCOME TAXES:

The income tax provision in 2000 includes taxes provided on the profit of certain foreign subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses will be an adjustment of goodwill. In 1999, the tax provision was based on pre-tax operating income at an expected annual effective rate of 40%.

(8)  SUBSEQUENT EVENTS

On May 5, 2000 the Company entered into a definitive agreement to acquire Societe Italiana Servizi Italservice S.r.l. (S.I.S.), a provider of after-market computer maintenance and software support services. S.I.S. is headquartered in Milan, Italy and has customers throughout Italy, France and Spain. The purchase price is approximately $1.8 million, with an additional payment of $260,000, contingent on achieving certain performance-related milestones. The acquisition is expected to be completed within the next 30 days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As discussed in Note 2 to the Consolidated Financial Statements, in September 1999, the Company acquired all of the stock of three commonly owned companies in the United Kingdom and Ireland (together "PSS") and all of the stock of ICS International ("ICS"), based principally in Germany. These two significant acquisitions further enable the Company to continue its transformation from primarily producing hardware devices to developing sophisticated, software products and systems designed for data collection and computer networking and communication along with software resold from third parties. These systems may also contain hardware devices manufactured by third parties, which the Company resells as part of the solution for the customer.

Effective March 1, 2000, the Company acquired all of the outstanding capital stock of Data Control Systems ("DCS"), a provider of pick to light warehouse management systems located in New Jersey.

The accompanying consolidated financial statements assume the PSS and ICS acquisitions closed effective September 30, 1999 and the DCS acquisition closed effective March 1, 2000. The Company has accounted for each of the acquisitions using the purchase method of accounting in accordance with APB No. 16 and accordingly, the financial statements include the results of operations from October 1, 1999 for PSS and ICS and March 1, 2000 for DCS.

In addition, the Company changed its year-end from July 31 to September 30, effective October 1, 1999. The accompanying financial statements for the three and six months ended March 31, 1999 have been compiled from the records of the Company and do not include the results of the acquired companies (PSS,ICS and DCS) for those periods.

The management discussion and analysis that follows compares the results of the three and six month periods ended March 31, 2000 ("2000"), with the results for the three and six month periods ended March 31, 1999 ("1999"), which had not previously been reported.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

Operating Revenues:

Operating revenues increased by approximately $7,813,000 (or 650%) to $9,008,112 in 2000. All of the increase was the result of the three acquisitions, with PSS, ICS and DCS contributing approximately $2.0 million, $5.0 million and $1.1 million respectively in 2000. The operating revenues for Vertex, excluding the acquired companies, decreased approximately $250,000 primarily as a result of lower hardware sales in 2000.

Gross Profit:

Gross profit increased by approximately $1,780,000 (or 311%) to $2,346,800 in 2000, notwithstanding the fact that the Company was precluded from recognizing approximately $350,000 of gross margin as a result of acquisition accounting relating to one acquired contract, as discussed below. As a percent of operating revenues, gross profit was 26.1% in 2000 as compared to 47.7% in 1999. The acquired companies contributed approximately $1,900,000 of gross profit in 2000, which is approximately 23.5% of their operating revenue. This 2000 gross profit percentage reflects a higher than average hardware sales component in operating revenues, which carries a lower gross profit than software and system sales. In addition, the DCS gross margin for the month of March, 2000 was substantially lower than its normal gross margins, due to a large contract ($700,000 of revenues) recognized in March with minimal gross margin. Purchase accounting requires that the gross margin attributed to the pre acquisition effort on the contract be capitalized as part of the fair market value of assets acquired and only the gross margin on post acquisition effort is included in the March 2000 results of operations. The gross profit for Vertex, excluding the acquired companies, was slightly lower in 2000; however, gross profit as a percentage of operating revenues was consistent at 47%.

Operating Expenses:

Selling and administrative expenses increased from $444,742 in 1999 to $2,220,209 in 2000, primarily as a result of the inclusion of the acquired companies expenses in 2000. The Company has commenced the process of integrating the selling and administrative functions of the subsidiaries, with the goal of increasing efficiency and leveraging its wider geographic coverage. In addition, the Company has been developing and refining its marketing and business strategies with the assistance of outside consultants.

Research and development expenses have increased from $172,865 to $313,982, or an 82% increase. This increase reflects the Company's transformation from primarily producing hardware devices to developing sophisticated order fulfillment software solutions, with an increasing emphasis on providing Internet enabling technologies. The research and development is being performed by employees, including some recently hired technicians, and to a greater extent in 2000 by outside consultants. Research and development expenses are exclusive of $258,500 of software development costs that have been capitalized related to certain key projects that first met the capitalization criteria in the second quarter.

The amortization of intangibles of $227,461 in 2000 is a direct result of the acquisitions of PSS, ICS and DCS. Goodwill is being amortized over its estimated life of 25 years, while covenants not to compete are being amortized over their two year terms.

Interest expense increased by approximately $180,000 from the prior year. A non cash imputed interest charge of approximately $100,000 resulted from the closing of the DCS purchase 30 days later than its effective date. The remainder of interest expense was from working capital borrowings and acquisition related debt, including the assumption of outstanding bank lines of credit and building mortgages.

The income tax provision in 2000 includes taxes provided on the profit of certain foreign subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses will be an adjustment of goodwill. In 1999, the tax provision was based on pre-tax operating income at an expected annual effective rate of 40%.

Net Income (loss):

Net loss in 1999 reflected the operations of Vertex, before the acquisition of PSS, ICS and DCS. The 2000 net loss includes the operations of PSS and ICS for the first time, as well as the impact of the amortization of intangibles and interest expense related to the acquisitions described above. It also reflects the operations of DCS for one month in 2000. As previously discussed, acquisition accounting rules precluded the recognition of approximately $350,000 of gross margin, and the imputation of a $100,000 non cash interest charge related to the DCS acquisition on March 1, 2000. In addition, the Company has incurred substantial research and development and marketing strategy costs in the process of positioning itself as an integrated provider of business-to-business, web enabled fulfillment solutions.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

Operating Revenues:

Operating revenues increased by approximately $13,150,000 (or 280%) to $17,799,047 in 2000. The increase was the result of the three acquisitions, with PSS, ICS and DCS contributing approximately $4.6 million, $10.1 million and $1.1 million, respectively, in 2000. The operating revenues for Vertex, excluding the acquired companies, decreased approximately $2.7 million, primarily as a result of the Bell Atlantic contract, which was recognized in 1999. This contract, to provide 1,000 data collection devices and the related software, was the largest contract ever recorded in Vertex's history.

Gross Profit:

Gross profit increased by approximately $3,160,000 (or 169%) to $5,032,625 in 2000. As a percent of operating revenues, gross profit was 28.3% in 2000 as compared to 40.2% in 1999. The acquired companies contributed approximately $4,130,000 of gross profit in 2000, which is approximately 24.6% of their operating revenue. This 2000 gross profit percentage reflects a higher than average hardware sales component in operating revenues, which carries a lower gross profit than software and system sales. In addition, the DCS gross margin for the month of March, 2000 was substantially lower than its normal gross margins, due to a large contract ($700,000 of revenues) recognized in March with minimal gross margin. Purchase accounting requires that the gross margin attributed to the pre acquisition effort on the contract be capitalized as part of the fair market value of assets acquired and only the gross margin on post acquisition effort is included in the March 2000 results of operations. The gross profit for Vertex, excluding the acquired companies, was substantially lower in 2000 as a result of the Bell Atlantic contract in 1999; however, gross profit as a percentage of operating revenues was approximately the same in 2000 and 1999.

Operating Expenses:

Selling and administrative expenses increased from $869,784 in 1999 to $4,490,085 in 2000, primarily as a result of the inclusion of the acquired companies expenses in 2000. The Company has commenced the process of integrating the selling and administrative functions of the subsidiaries, with the goal of increasing efficiency and leveraging its wider geographic coverage.

Research and development expenses have increased from $330,079 to $578,987, or a 75% increase. This increase reflects the Company's transformation from primarily producing hardware devices to developing sophisticated order fulfillment solutions, with an increasing emphasis on providing Internet enabling technologies. The research and development is being performed by employees and to a greater extent in 2000 by outside consultants. Research and development expenses are exclusive of $258,500 of software development costs that have been capitalized related to certain key projects that first met the capitalization criteria in the second quarter.

The amortization of intangibles of $414,437 in 2000 is a direct result of the acquisitions of PSS, ICS and DCS. Goodwill is being amortized over its estimated life of 25 years, while covenants not to compete are being amortized over their two year terms.

Interest expense increased by approximately $270,000 from the prior year. A non cash imputed interest charge of approximately $100,000 resulted from the closing of the DCS purchase 30 days later than its effective date. The remainder of interest expense was from working capital borrowings and acquisition related debt, including the assumption of outstanding bank lines of credit and building mortgages.

The income tax provision in 2000 includes taxes provided on the profit of certain foreign subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses will be an adjustment of goodwill. In 1999, the tax provision was based on pre-tax operating income at an expected annual effective rate of 40%.

Net Income (loss):

Net income in 1999 reflected the operations of Vertex, before the acquisition of PSS, ICS and DCS. In addition, 1999 included the recognition of the Company's most significant contract ever, resulting in virtually all of the Company's net income for the six months ended March 31, 1999. The 2000 net loss includes the operations of PSS and ICS for the first time, and one month of DCS operations, as well as the impact of the amortization of intangibles and interest expense related to these acquisitions. As previously discussed, the Company is in the process of positioning itself as an integrated provider of business-to-business, web enabled fulfillment solutions.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2000, the Company borrowed $725,000 on its lines of credit, and used approximately $1,420,000 for operating activities, $140,000 for capital expenditures, and $625,000 for debt repayments. This cash flow activity, together with the private placement sale of common shares on March 30, 2000 of $23,100,000 and the exercise of stock options amounting to $397,500, resulted in an increase of approximately $22,500,000 in the Company's cash balance to $24,319,775 at March 31, 2000.

At March 31, 2000 the Company had approximately $515,000 available under various credit lines, most of which are with European banks and are secured by the respective local subsidiary's accounts receivable. The $600,000 domestic credit line expired on April 30, 2000. The Company is in preliminary discussion with several international money-center banks regarding a multi-currency, multi-national credit facility.

In April 2000, the Company closed on additional private placement sales of 406,250 unregistered common shares, resulting in proceeds of an additional $3,250,000. Cash payments for the DCS acquisition ($14,250,000), equity transaction costs ($2,200,000) and debt repayments ($600,000) were made in April. The remaining cash balance is available to meet working capital and potential acquisition needs and will be invested in short term, relatively liquid investments.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a) On March 30, 2000, the Company completed the first phase of a private placement by issuing 2,887,500 restricted common shares, par value of .005 per share, to various investors for $23,100,000. From April 3 through April 17, 2000, the Company sold an additional 406,250 restricted common shares to various investors for $3,250,000. Pursuant to Registration Agreements, dated as of March 30, 2000 and several dates in April, among the Company and the various investors named therein, the Company is obligated to file a registration statement registering such shares for sale under applicable federal securities laws no later than 180 days after closing.

b) Class of persons to whom sold: Accredited investors consisting of corporate entities, partnerships and individuals, and less than 35 purchasers.

c) Exemption: The registration exemption for this private placement offering is Rule 5.06 of Regulation D under the Securities Act of 1933, as amended.

d) Use of proceeds: The planned private placement offering is for $30 million. The expected use of proceeds is as follows:

                Acquisition of Data Control Systems ...... $14,500,000
                Italian company acquisition ..............   3,000,000
                Repayment of outstanding debt ............   4,500,000
                Costs of financing .......................   2,000,000
                Corporate expenses, working capital,
                         additional acquisitions .........   6,000,000
                                                           -----------
                                                           $30,000,000
                                                           ===========


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the period covered by this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

          (3) Certificate of Amendment to the Certificate of Incorporation, filed with the Secretary of State, State of New Jersey on February 14, 2000.

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

          Form 8-K dated December 3, 1999

               Change in certifying accountants
               Change in fiscal year

          Form 8-Ka dated December 6, 1999

               Financial Statements of businesses acquired Pro Forma Financial Information

          Form 8-K dated March 31, 2000

               Acquisition of Data Control Systems
               Completion of private
               placement sale of common shares

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


                                            VERTEX INTERACTIVE, INC.
                                            ------------------------
                                                  Registrant

                                            By:/s/ Raymond J. Broek
                                                   Raymond J. Broek
                                                   Chief Financial Officer


May 12, 2000