Form 10-Q
period 2000-06-30
VERTEX INDUSTRIES INC
filed 2000-08-21
CIK 779681

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 0-15066

           VERTEX INTERACTIVE, INC. (FORMERLY VERTEX INDUSTRIES, INC.)
           -----------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       NEW JERSEY                             22-2050350
-------------------------        ------------------------------------
(STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

       23 CAROL STREET CLIFTON, NEW JERSEY              07014
    -----------------------------------------         ----------
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

                       YES    X         NO
                          --------        ------

COMMON STOCK, PAR VALUE $.005 PER SHARE: 22,524,317 SHARES OUTSTANDING AS OF AUGUST 18, 2000.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2000

                                    I N D E X

                                                                                PAGE
                                                                                ----

Part I.  Financial Information

              Item 1  Consolidated Financial Statements
              Balance Sheets-
              June 30, 2000 and September 30, 1999 ...........................    3

              Statements of Operations-
              Nine and three months ended June 30, 2000 and 1999 .............    5

              Statements of Changes in Stockholders' Equity-
              For the year ended September 30, 1999, and the nine months
              ended June 30, 2000 ............................................    6

              Statements of Cash Flows - nine months ended
              June 30, 2000 and 1999 .........................................    7

              Notes to Consolidated Financial Statements .....................    8

              Item 2. Management's Discussion and Analysis Of
              Consolidated Financial Condition and Results of Operations .....   16


Part II -Other Information

              Item 1. Legal Proceedings ......................................   21

              Item 4. Submission of Matters to Vote of Security Holders ......   21

              Item 6. Exhibits and Reports on Form 8-K .......................   21

              Signatures .....................................................   22

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                               JUNE 30,     SEPTEMBER 30,
                                                                 2000           1999
                                                            -------------  --------------
                                                                            (See Note 1)
CURRENT ASSETS:

Cash and cash equivalents                                   $  7,198,688    $  1,998,759
Accounts receivable, less allowance for doubtful accounts
   of $110,360 and $125,166 at June 30, 2000 and
   September 30, 1999, respectively                            9,085,257       5,807,404
Inventories, net                                               5,808,044       3,102,094
Marketable securities                                             22,625          42,309
Prepaid expenses and other current assets                      1,133,344         662,706
                                                            ------------    ------------

        Total current assets                                  23,247,958      11,613,272
                                                            ------------    ------------


PROPERTY, EQUIPMENT, AND CAPITAL LEASES

Property and Equipment                                         4,914,678       4,158,814
Capital Leases                                                   398,104         505,792
                                                            ------------    ------------
   Total property, equipment and capital leases                5,312,782       4,664,606

Less: Accumulated depreciation and amortization               (2,010,244)     (1,849,610)
                                                            ------------    ------------

Net property, equipment and capital leases                     3,302,538       2,814,996
                                                            ------------    ------------


OTHER  ASSETS:

Intangible Assets, net of amortization of $724,036 at
     June 30, 2000 and $0 at September 30, 1999               30,472,765      15,822,576
Capitalized software, net of amortization of $32,183             567,536            --
Other assets                                                     757,289         274,083
                                                            ------------    ------------

   Total other assets                                         31,797,590      16,096,659
                                                            ------------    ------------

   Total assets                                             $ 58,348,086    $ 30,524,927
                                                            ============    ============


See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                JUNE 30,      SEPTEMBER 30,
                                                                 2000             1999
                                                            ---------------  --------------
                                                                              (See Note 1)
CURRENT LIABILITIES:

Current portion of obligations under capital leases           $    225,644    $    165,239
Bank credit lines                                                2,213,580         996,745
Notes payable                                                    2,078,671       3,205,318
Current portion of Mortgage notes payable                           76,546         103,237
Accounts payable                                                 4,713,406       2,359,377
Loan payable to former shareholder                                 340,732         381,220
Accrued expenses and other liabilities                           5,349,773       4,465,190
Advances from customers                                          1,078,358       1,272,393
Deferred revenue                                                 2,775,850       2,202,321
                                                              ------------    ------------

    Total current liabilities                                   18,852,560      15,151,040
                                                              ------------    ------------

LONG-TERM LIABILITIES:

Obligations under capital leases                                   326,169         217,084
Mortgage notes payable                                           1,527,921       1,118,153
Other long term liabilities                                        132,844         148,925
                                                              ------------    ------------

   Total long-term liabilities                                   1,986,934       1,484,162
                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock, par value $.01 per share; 2,000,000 shares
   authorized, none issued and outstanding                            --              --
Common stock, par value $.005 per share; 32,000,000 shares
   authorized; 22,442,317 and 18,526,746 shares issued at
   June 30, 2000 and September 30, 1999, respectively              112,211          92,633
Additional paid-in capital                                      42,704,653      17,202,093
Accumulated deficit                                             (4,209,418)     (3,378,700)
Accumulated other comprehensive income                          (1,053,685)         18,868
                                                              ------------    ------------
                                                                37,553,761      13,934,894
Less: Treasury stock, 10,000 shares at cost                        (45,169)        (45,169)
                                                              ------------    ------------
   Total stockholders' equity                                   37,508,592      13,889,725
                                                              ------------    ------------

   Total liabilities and stockholders' equity                 $ 58,348,086    $ 30,524,927
                                                              ============    ============

See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                THREE MONTHS ENDED JUNE 30       NINE MONTHS ENDED JUNE 30
                                                              -------------------------------  ----------------------------
                                                                   2000            1999            2000            1999
                                                                   ----            ----            ----            ----
                                                                                (See Note 1)                    (See Note 1)
OPERATING REVENUES                                             $ 12,256,621    $  1,937,304    $ 32,834,445    $  8,379,689

COST OF SALES                                                     7,984,358       1,183,094      22,642,626       5,075,529
                                                               ------------    ------------    ------------    ------------

GROSS PROFIT                                                      4,272,263         754,210      10,191,819       3,304,160
                                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES:

          Selling and administrative                              3,683,372         785,739       8,966,431       2,074,975
          Research and development                                  322,305         214,772         901,292         544,851
          Amortization of intangibles                               309,599            --           724,036            --
                                                               ------------    ------------    ------------    ------------
     Total operating expenses                                     4,315,276       1,000,511      10,591,759       2,619,826
                                                               ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                                             (43,013)       (246,301)       (399,940)        684,334
                                                               ------------    ------------    ------------    ------------

OTHER INCOME AND (EXPENSES):

          Interest income                                           141,730          13,324         210,186          44,320
          Interest expense                                          (69,550)           (610)       (364,517)         (6,889)
                                                               ------------    ------------    ------------    ------------
          Net other income                                           72,180          12,714        (154,331)         37,431
                                                               ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                    29,167        (233,587)       (554,271)        721,765
                                                               ------------    ------------    ------------    ------------

     Income tax provision (benefit)                                 121,996         (77,581)        276,447         275,588
                                                               ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                              ($    92,829)   ($   156,006)   ($   830,718)   $    446,177
                                                               ============    ============    ============    ============

Net Income (Loss) per share of
Common Stock:

                                                       Basic          ($.00)          ($.02)          ($.04)          $ .06
                                                     Diluted          ($.00)          ($.02)          ($.04)          $ .06

Weighted Average Number of
Shares Outstanding:

                                                       Basic     22,310,414       6,942,769      19,924,440       6,911,575
                                                     Diluted     22,310,414       6,942,769      19,924,440       7,606,602


See notes to consolidated financial statements.

                    VERTEX INTERACTIVE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)


                                                               Common Stock          Additional
                                                       ---------------------------    Paid-In       Accumulated  Comprehensive
                                                         Shares        Amount         Capital         Deficit       Income
                                                       ------------  ------------   -------------   ----------- ----------------
Balance September 30, 1998, as restated (See Note 1)     6,762,604       $ 33,813    $ 5,248,409    ($3,301,924)

Exercise of stock options                                  107,000            535         96,169
Issuance of stock in connection with
  new investors and acquisitions                        11,657,142         58,285     11,796,217
Stock grants to employees and consultants                                                 61,298
Other comprehensive income, net of tax:
     Net loss                                                                                           (76,776)  ($    76,776)
     Change in unrealized gain/(loss) on
           investment                                                                                                 (197,970)
                                                                                                                   ------------

Comprehensive income                                                                                              ($   274,746)
                                                      ------------   ------------   ------------   ------------   ============
Balance September 30, 1999                              18,526,746         92,633     17,202,093     (3,378,700)

Exercise of stock options                                  409,799          2,049        505,465
Issuance of private placement stock,
  net of expenses                                        3,293,750         16,469     21,220,100
Stock options issued to non-employees                                                  3,156,745
Issuance of stock in connection with acquisitions          100,000            500        599,500
Stock grants to employees and consultants                  112,022            560         20,750

Other comprehensive income, net of tax:

    Net loss                                                                                           (830,718)  ($   830,718)
    Change in unrealized gain/(loss) on investment                                                                     (19,683)
    Change in unrealized foreign exchange translation
          gains/losses                                                                                              (1,052,870)
                                                                                                                   ------------

Comprehensive income                                                                                              ($ 1,903,271)
                                                      ------------   ------------   ------------   ------------   ============
Balance June 30, 2000                                   22,442,317       $112,211    $42,704,653    ($4,209,418)
                                                      ============   ============   ============   ============




                                                           Accumulated
                                                             Other
                                                         Comprehensive    Treasury
                                                            Income          Stock          Total
                                                         ------------- --------------  -------------

Balance September 30, 1998, as restated                   $  216,838        ($45,169)    $ 2,151,967

Exercise of stock options                                                                     96,704
Issuance of stock in connection with
  new investors and acquisitions                                                          11,854,502
Stock grants to employees                                                                     61,298
Other comprehensive income, net of tax:
     Net loss                                                                                (76,776)
     Change in unrealized gain/(loss) on
           investment                                       (197,970)                       (197,970)
                                                        ------------    ------------    ------------

Comprehensive income
Balance September 30, 1999                                    18,868         (45,169)     13,889,725

Exercise of stock options                                                                    507,514
Issuance of private placement stock,
  net of expenses                                                                         21,236,569
Stock options issued to non-employees                                                      3,156,745
Issuance of stock in connection with acquisitions                                            600,000
Stock grants to employees                                                                     21,310

Other comprehensive income, net of tax:

    Net loss                                                                                (830,718)
    Change in unrealized gain/(loss) on investment           (19,683)                        (19,683)
    Change in unrealized foreign exchange translation
          gains/losses                                    (1,052,870)                     (1,052,870)
Comprehensive income
                                                        ------------    ------------    ------------
Balance June 30, 2000                                    ($1,053,685)       ($45,169)    $37,508,592
                                                        ============    ============    ============

See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                              -----------------
                                                       JUNE 30, 2000    JUNE 30, 1999
                                                       -------------    -------------
                                                                        (See Note 1)
Cash Flows from Operating Activities:

    Net Income (loss)                                  ($   830,718)   $    446,177
       Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                   1,443,533          99,849
          Net loss on disposal of assets                     18,778            --
          Imputed interest expense                          100,000            --
          Stock and options issued in consideration
               for services                                  95,640          39,988
          Deferred taxes                                   (267,460)        167,232
          Changes in assets and liabilities:
               Accounts receivable, net                     468,271          82,036
               Inventories, net                             985,434         306,647
               Prepaid expenses and other
                   current assets                          (365,178)         52,894
               Other assets                                (833,345)        (13,056)
               Accounts payable                           1,156,277        (772,112)
               Accrued expenses and other
                   liabilities                             (704,899)        297,366
               Advances from customers                   (2,780,183)           --
               Deferred revenue                            (676,038)         86,340
                                                       ------------    ------------

    Net cash (used for) provided by
    operating activities                                 (2,189,888)        793,361
                                                       ------------    ------------

Cash Flows from Investing Activities:

    Additions to property
      and equipment                                        (902,347)       (105,123)
    Proceeds from sale of assets                            272,899            --
    Acquisition of businesses, net of cash acquired     (15,826,755)           --
                                                       ------------    ------------
    Net cash used for investing activities              (16,456,203)       (105,123)
                                                       ------------    ------------

Cash Flows from Financing Activities:

    Loans payable bank, net                                 (11,321)           --
    Payment of notes payable                               (958,201)        (97,959)
    Payment of mortgages                                    (90,604)           --
    Payment of capitalized lease obligations               (113,996)         (4,247)
    Proceeds from long term borrowings                      572,600            --
    Proceeds from private placement, net of cash
      expenses                                           24,012,569            --
    Proceeds from exercise of stock options                 507,514          67,955
                                                       ------------    ------------

    Net cash provided by (used for)
    financing activities                                 23,918,561         (34,251)
                                                       ------------    ------------

Effect of exchange rate changes on cash                     (72,541)           --
                                                       ------------    ------------
Net Increase (decrease) in Cash                           5,199,929         653,987

Cash and Cash Equivalents at Beginning of Period          1,998,759         686,330
                                                       ------------    ------------

Cash and Cash Equivalents at End of Period             $  7,198,688    $  1,340,317
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

ACQUISITIONS

Pooling of Interests Method

In June 2000, the Company completed a merger with Positive Developments, Inc. ("PDI"), a designer of software solutions for supply chain applications, by exchanging 400,000 shares of its common stock (40,000 of which are held in escrow) for all of the common stock of PDI. Each share of PDI was exchanged for approximately 57.6 shares of Vertex common stock.

Also in June 2000, the Company completed a merger with Communication Services International, Incorporated ("CSI"), a designer and installer of wireless communications and cabling networks, by exchanging 1,317,647 shares of its common stock (50,000 of which are held in escrow) for all of the common stock of CSI. Each share of CSI was exchanged for approximately 941.2 shares of Vertex common stock.

Prior to these mergers, PDI's fiscal year ended on December 31, and CSI's fiscal year ended on February 28. In recording the business combinations, PDI's and

CSI's prior period financial statements have been restated to a year ended September 30, to conform with Vertex's fiscal year end. These mergers constituted tax-free reorganizations and have been accounted for as poolings of interests under Accounting Principles Board Opinion No. 16. The Company's financial statements have been restated to include the results of PDI and CSI for all periods presented.

There were no transactions between Vertex and PDI or CSI prior to the respective combinations.

The results of the operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                        Nine Months Ended            Nine Months Ended
                                          June 30, 2000                June 30, 1999
                                          -------------                -------------

Revenues
   Vertex                                    $ 28,214,342                 $ 5,549,570
   Pooled Entities                              4,620,103                   2,830,119
                                             ------------                 -----------
   Combined                                  $ 32,834,445                 $ 8,379,689
                                             ============                 ===========
Net Income (loss)

   Vertex                                      ($ 993,661)                  $ 253,954
   Pooled Entities                                162,943                     192,223
                                             ------------                 -----------
   Combined                                    ($ 830,718)                  $ 446,177
                                             =============                ===========


Purchase Method

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

Effective March 1, 2000, the Company acquired all of the outstanding capital stock of Data Control Systems ("DCS"), a provider of pick to light warehouse management systems located in New Jersey. The Company paid the shareholders

$14,250,000 in cash (10% of which is held in escrow). The purchase price is subject to a working capital adjustment.

Effective April 1, 2000, the Company acquired all of the outstanding common stock of Auto-ID, Inc. ("Auto-ID"), a reseller of bar coding equipment. As consideration, the Company issued 100,000 shares of its common stock, which at the date of the transaction, had a fair market value of $6 per share.

Effective June 30, 2000, the Company acquired all of the outstanding common stock of Societe Italiana Servizi Italservice S.r.l. ("SIS"), a provider of after-market computer maintenance and software support services. Total consideration paid was $1,800,000 and is subject to an additional incentive payment based upon targeted profits for the fiscal year ended December 31, 2000, up to a maximum of $270,000.

The accompanying consolidated financial statements assume the PSS and ICS acquisitions closed effective September 30, 1999, the DCS acquisition closed effective March 1, 2000, the Auto-ID acquisition closed effective April 1, 2000, and the SIS acquisition closed effective June 30, 2000. The Company has accounted for these acquisitions using the purchase method of accounting in accordance with APB No. 16 and accordingly, the financial statements include the results of operations from October 1, 1999 for PSS and ICS, March 1, 2000 for DCS, and April 1, 2000 for Auto-ID. The consolidated balance sheet at September 30, 1999 reflects the purchase prices of PSS and ICS allocated on a preliminary basis to the assets and liabilities acquired based on their estimated fair market values. A preliminary allocation of the purchase price for DCS, Auto-ID, and SIS has been made to the assets and liabilities acquired as of March 1, April 1, and June 30, 2000, respectively, based on their estimated fair market values:


                                      Fair value of net assets acquired:

                  Cash                                                   $    706,925
                  Accounts Receivable                                       4,144,845
                  Inventories                                               4,211,560
                  Other assets                                                409,699
                  Intangible assets                                        16,421,768
                  Bank lines of credit                                     (1,396,124)
                  Advances from customers                                  (3,439,977)
                  Other liabilities                                        (4,408,696)
                                                                         ------------
                  Consideration paid                                     $ 16,650,000
                                                                         ============

The following table presents unaudited pro forma results of operations of the Company as if the above described purchase method acquisitions had occurred at October 1, 1998:

                                           Nine Months                  Nine Months
                                              Ended                        Ended
                                          June 30, 2000                June 30, 1999
                                          -------------                -------------

Revenues                                        $ 41,022,019       $ 39,279,899
Income before taxes                                  136,730            (34,947)
Net income (loss)                                   (598,955)          (339,215)
Basic and diluted loss per share                      ($0.03)            ($0.04)

The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 1998, nor do they purport to be indicative of the future results of operations of the Company. The proforma revenues and gross margin for the nine months ended June 30, 1999 were favorably impacted as a result of the substantial completion of two large contracts (one in Vertex and one in PSS). The revenue (approximately $4,700,000) and gross margin (approximately $2,000,000) were recognized in each case in the 1999 period.

The pro forma amounts reflect the estimated amortization of the excess of the purchase price over the fair value of net assets acquired, net interest expense, the net effect of the purchase of real estate compared to lease cost, the estimated federal tax benefit of a consolidated U.S. tax return, and the approximate number of shares issued to complete the acquisitions.

The estimated purchase price for each acquisition may be subject to certain purchase price adjustments.

DISPOSAL OF WEIGHING PRODUCT LINE

On June 30, 2000, the Company sold all of its tangible and intangible assets related to its weighing product line. As consideration, the Company received $255,000 in cash, and the right to earn a percentage of the buyer's gross sales of the weighing product line over the next three years. Included in the sale were inventory, furniture and equipment, a customer base, trade names, and patents. The book value of the assets sold was approximately $230,000, and accordingly, the Company recorded a gain on the sale of $25,000. The percentage of the buyer's sales that can be earned by the Company will range from 0% to 18% based on the buyer's annual sales volumes of weighing products. For the nine months ended June 30, 2000, the revenue from weighing products represents less than 2.5% of total revenues.

CHANGE IN FISCAL YEAR END

The Company changed its year end from July 31 to September 30, effective October 1, 1999. The two-month transition period is included in the Transition Report. The accompanying financial statements for the three and nine months ended June 30, 1999 have been compiled from the records of the Company and do not include the results of the companies acquired using the purchase method of accounting for the period.

RESTATEMENT

In the Transition Report the Company adjusted its accounting for revenue recognition of certain software license fees and related post contract customer support revenue for the years ended July 31, 1999 and 1998. The accompanying consolidated financial statements for the three and nine months ended June 30, 1999 reflect this restatement. Accordingly, the restated consolidated financial statements presented herein are the Company's primary historical financial statements for the periods presented.

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

REVENUE RECOGNITION

Revenue related to sales of equipment is recognized when the products are shipped. Revenue related to software license sales is recorded at the time of shipment provided that (i.) no significant vendor obligations remain outstanding at the time of sale; (ii.) the collection of the related receivable is deemed probable of collection by management; and (iii.) effective with the adoption of SOP 97-2, "Software Revenue Recognition" as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", that vendor specific objective evidence (V.S.O.E.) of fair value exists for all significant elements, including postcontract customer support (PCS) in multiple element arrangements; prior to adopting SOP 97-2 in fiscal 1999, the Company followed the provisions of SOP 91-1 which allowed for unbundling of components of multiple element arrangements when subsequent PCS arrangements were equivalent to the PCS offered in the initial period. The Company accounts for revenue related to post-contract customer support over the life of the arrangements, usually twelve months, pursuant to the licensing agreement between the customers and the Company.

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

SOFTWARE DEVELOPMENT COSTS

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Such costs are amortized over the lesser of three years or the economic life of the related product. The Company performs an annual review of the recoverability of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, then any remaining capitalized amounts are written off.

INTANGIBLE ASSETS

Intangible assets consist primarily of the excess of cost over the value of identifiable net assets of businesses acquired and are amortized on a straight-line basis over their estimated useful lives of 25 years.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per common share is calculated by dividing net income
(loss), by the weighted average common shares outstanding during the period.

Diluted net income (loss) per common share is computed similar to that of basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period. For periods in which a net loss occurs, such additional shares would not be included, as their effect would be anti-dilutive.

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

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign affiliates are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the respective period. Translation adjustments are reported as a component of comprehensive income in stockholders' equity.

 (2) STOCKHOLDERS EQUITY

On September 16, 1999, the Company entered into a Subscription agreement with Edwardstone & Company, Incorporated, ("Edwardstone") and Midmark Capital, L.P. ("Midmark", and together with Edwardstone, the "Buyers"). Edwardstone and Midmark purchased 5,449,642 shares and 5,000,000 shares, respectively, of the Company's common stock. The total consideration paid by Edwardstone and Midmark for such shares was $10,000,000. As a result of such transactions, the Buyers beneficially owned approximately 60% of the Company's common shares outstanding at the time of the transaction. As a condition to the Buyers' purchase of the shares, the Buyers and the Company entered into a Stockholders Agreement, dated September 16, 1999 (the "Stockholders Agreement") containing certain terms and conditions concerning the acquisition and disposition of such shares of the Company and the corporate governance of the Company.

The shares of the Company's Common Stock issued in connection with the consummation of the transactions set forth above and the purchase of the PSS Group carried certain registration rights. A Registration Statement on Form S-3 was filed with the Securities and Exchange Commission to register such shares and was effective on May 24, 2000.

On March 30, 2000, the Company closed on the sale of 2,887,500 unregistered common shares through a private placement offering, resulting in net proceeds (after deducting estimated accrued issuance costs of $1,950,000) of approximately $21,150,000. During the month of April 2000, the Company closed on the sale of an additional 406,250 unregistered common shares, resulting in net proceeds (after deducting issuance costs of $387,000) of an additional $2,863,000. All of the common shares issued in these private placement offerings carry registration rights requiring the Company to register such shares within six months of the closing. In January 2000, the Company granted options to an advisor to purchase 800,000 common shares at $4.00 per share contingent upon raising at least $25,000,000 which became fully earned and exercisable in April 2000 on completion of the private placement offerings discussed above.
The fair market value of these options is $2,776,000, and was determined in accordance with SFAS #123 using the Black-Scholes formula. This amount was recorded as additional paid in capital, as well as a direct charge against equity as a cost of the private placement offerings.

During the nine months ended June 30, 2000, the Company granted 3,720,000 stock options to employees and directors, at prices ranging from $2.50 to $12.69 per share. In addition, the Company granted 246,691 stock options to non-employees in consideration for services rendered, as well as for services to be rendered. Options issued for services rendered were accounted for under SFAS #123 and EITF Issue 96-18, using the Black-Scholes formula to determine their fair market value, and resulted in additional paid in capital of approximately $381,000 and non-cash expenses of approximately $74,000. Options issued for services to be rendered are contingent upon specific performance by the grantee, and will be valued when performance is completed.

In January 2000, one of the pooled entities issued 112,022 shares of common stock to certain employees and consultants, the fair value of which had been expensed over the respective service periods; this resulted in additional paid in capital and non-cash expenses of $20,750 and $61,298 in fiscal year 2000 and 1999, respectively.

During the nine-month period ended June 30, 2000, options for 409,799 common shares were exercised resulting in cash proceeds of $507,514.


(3) BANK CREDIT LINES

The Company maintains lines of credit worldwide with several banks. In the United States, the Company had a $600,000 working capital line of credit from a New Jersey bank, with an interest rate of prime plus 1%. The line of credit was paid in full and terminated in April 2000.

In addition, the Company has several foreign lines of credit which allow it to borrow in the applicable local currency. These lines of credit total approximately $2,900,000 and are concentrated in Germany, Italy and the United Kingdom. The Company's lines of credit generally are secured by the accounts receivable of the respective subsidiary. As of June 30, 2000 the Company had outstanding balances of approximately $2,214,000 on these foreign lines of credit. These loans bear interest at rates ranging from 6.4% to 9.75%.

At June 30, 2000 the Company had a total of approximately $686,000 available under all of its lines of credit.

(4) NOTES PAYABLE

The Company has a note payable with a remaining balance of $534,000 bearing interest at 8% for the acquisition of ICS. In addition there is a note payable in two equal installments of approximately $750,000 to the sellers of the PSS Group. This note is subject to deferral or offset in connection with the completion of certain pre-acquisition customer obligations of PSS. Vertex and the sellers are currently negotiating the settlement of these notes payable.

(5) LONG-TERM DEBT:

                                                                                June 30, 2000  June 30, 1999
                                                                                -------------  -------------

Capital lease obligations

Obligations under capital leases, due in varying quarterly or monthly principal
  installments and interest at rates ranging from 7% to 11.5%                     $  551,813     $  382,323

Less Current portion of obligations under capital leases                             225,644        165,239
                                                                                  ----------     ----------

Long term Obligations under capital leases                                        $  326,169     $  217,084
                                                                                  ==========     ==========


Mortgage Notes Payable

Mortgage notes payable bearing interest at rates from 6% to 9.75%                 $1,604,467     $1,221,390

Less Current portion of Mortgage notes payable                                        76,546        103,237
                                                                                  ----------     ----------

Long term Mortgage notes payable                                                  $1,527,921     $1,118,153
                                                                                  ==========     ==========


Other Long Term Liabilities

Other long term liabilities of $132,844 consist of Irish government non-interest bearing loans that are repayable at rates linked to future revenues earned. Under the terms of the agreement, the loan is repaid at a rate of 4.2% of project sales made in the United States by PSS in the period from July 1998 to June 2001 and is due for repayment commencing in July 1999 and ending in July 2002. If the repayments calculated as a percentage of sales are not sufficient to repay the loans in full, the Irish government may write-off the balance. PSS has not made any sales in the United States to date and thus no payments have been made against these borrowings at June 30, 2000.

(6) INCOME TAXES:

The income tax provision in 2000 includes U.S. state and foreign taxes provided on the profit of certain subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses will be an adjustment of goodwill. In 1999, the tax provision was based on pre-tax operating income at an expected annual effective rate, adjusted for certain permanent differences.

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

Effective April 1, the Company acquired all of the outstanding capital stock of Auto-ID, Inc. ("Auto-ID"), a reseller of bar coding equipment.

Effective June 30, 2000, the Company acquired all of the outstanding common stock of Societe Italiana Servizi Italservice S.r.l. ("SIS"), a provider of after-market computer maintenance and software support services. Results of operations for SIS will be included in the Company's consolidated financial statements beginning July 1, 2000.

The accompanying consolidated financial statements assume the PSS and ICS acquisitions closed effective September 30, 1999, the DCS acquisition closed effective March 1, 2000, and the Auto-ID acquisition closed effective April 1, 2000. The Company has accounted for each of these acquisitions using the purchase method of accounting in accordance with APB No. 16. Accordingly, the financial statements include the results of operations from October 1, 1999 for PSS and ICS, from March 1, 2000 for DCS, and from April 1, 2000 for Auto-ID.

In June 2000, the Company completed mergers with Positive Developments, Inc. ("PDI") and Communication Services International, Incorporated ("CSI"). These mergers were accounted for using the pooling of interests method in accordance with APB No. 16. Accordingly, the accompanying consolidated financial statements have been restated to include the results of PDI and CSI for all periods presented.

In addition, the Company changed its year-end from July 31 to September 30, effective October 1, 1999. The accompanying financial statements for the three and nine months ended June 30, 1999 have been compiled from the records of the Company and do not include the results of the purchase method acquired companies (PSS, ICS, DCS, and Auto-ID) for those periods.

The management discussion and analysis that follows compares the results of the three and nine month periods ended June 30, 2000 ("2000"), with the restated results for the three and nine month periods ended June 30, 1999 ("1999"), which had not previously been reported.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

Operating Revenues:

Operating revenues increased by approximately $10.3 million (or 533%) to $12.3 million in 2000. $9.5 million of the increase was the result of the acquisitions of PSS, ICS, DCS and Auto-ID (the "Purchase Acquisitions"), which contributed approximately $1.4 million, $4.7 million, $3.1 and $0.3 million, respectively. $0.8 million of the increase is attributable to the mergers with CSI and PDI (the "Mergers"). The operating revenues for Vertex, excluding all acquired companies, remained approximately the same from 1999 to 2000.

Gross Profit:

Gross profit increased by approximately $3.5 million (or 466%) to $4.3 million in 2000. As a percent of operating revenues, gross profit was 34.8% in 2000 as compared to 38.9% in 1999. The Purchase Acquisitions contributed approximately $3.1 million of gross profit in 2000, which is approximately 33.4% of their operating revenue. The Mergers accounted for approximately $0.3 million of the increase, and improved slightly as a percentage of operating revenues going from 33.9% in 1999 to 36.4% in 2000. The gross profit for Vertex, excluding all acquired companies, remained approximately the same from 1999 to 2000.

Operating Expenses:

Selling and administrative expenses increased approximately $2.9 million (or 369%) to $3.7 million in 2000. $2.5 million of the increase is attributable to the Purchase Acquisitions. $0.3 million of the increase is attributable to Vertex, excluding all acquired companies, as a result of centralizing certain corporate functions. In this regard, the Company has commenced the process of integrating the selling and administrative functions of the subsidiaries, with the goal of increasing efficiency and leveraging its wider geographic coverage. In addition, the Company has been developing and refining its marketing and business strategies with the assistance of outside consultants.

Research and development expenses have increased $0.1 million (or 50%) from $0.2 million in 1999 to $0.3 million in 2000. This increase reflects the Company's transformation from primarily producing and reselling hardware devices to developing sophisticated order fulfillment software solutions, with an increasing emphasis on providing Internet enabling technologies. The research and development is being performed by employees, including some recently hired technicians, and to a greater extent in 2000, by outside consultants. Research and development expenses are exclusive of $0.3 million of net software development costs that have been capitalized related to certain key projects that first met the capitalization criteria in the second quarter.

The amortization of intangibles of $309,599 in 2000 is a direct result of the acquisitions of the Purchase Acquisitions. Goodwill is being amortized over its estimated life of 25 years, while covenants not to compete are being amortized over their two to three year terms.

Interest income increased approximately $130,000 (or 964%) in 1999 to $143,000 in 2000. $30,000 is attributable to interest-earning cash balances obtained with the Purchase Acquisitions, and $100,000 was earned on the proceeds from the stock issuances (approximately $24.0 million) in March and April 2000. Interest expense increased by approximately $69,000 from the prior year, of which $52,000 is attributable to bank borrowings associated with the Purchase Acquisitions and $14,000 is attributable to bank borrowings associated with the Mergers.

The income tax provision in 2000 includes U.S state and foreign taxes provided on the profit of certain subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses will be an adjustment of goodwill. In 1999, the tax provision for Vertex, including the Mergers, was based on pre-tax operating income at an expected annual effective rate, adjusted for certain permanent differences.

Net Loss:

Net loss in 1999 reflected the operations of Vertex, including the Mergers, but excluding the Purchase Acquisitions. The 2000 net loss includes the operations of the Purchase Acquisitions, as well as the impact of the amortization of intangibles and interest expense related to the acquisitions described above. In addition, the Company has incurred substantial research and development and marketing strategy costs in the process of positioning itself as an integrated provider of business-to-business, web enabled fulfillment solutions.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

Operating Revenues:

Operating revenues increased by approximately $24.5 million (or 292%) to $32.8 million in 2000. The Purchase Acquisitions provided $25.4 million of operating revenues in 2000 while the Mergers accounted for $1.8 million of the net increase. The operating revenues for Vertex, excluding the acquired companies, decreased approximately $2.7 million, primarily as a result of the Bell Atlantic contract, which was recognized in the first two quarters of fiscal 1999. This contract, to provide 1,000 data collection devices and related software, was the largest contract ever recorded in Vertex's history.

Gross Profit:

Gross profit increased by approximately $6.9 million (or 208%) to $10.2 million in 2000. As a percent of operating revenues, gross profit was 31.0% in 2000 as compared to 39.4% in 1999. The Purchase Acquisitions contributed approximately $7.3 million of gross profit in 2000, which is approximately 28.8% of their operating revenues. The Mergers accounted for $0.5 million of the increase in gross profit. The 2000 gross profit percentage reflects a higher than average hardware sales component in operating revenues, which carries a lower gross profit than software and system sales. In addition, the DCS gross margin for the month of March 2000 was substantially lower than its normal gross margins, due to a large contract ($700,000 of revenues) recognized in March with minimal gross margin. Purchase accounting requires that the gross margin attributed to the pre-acquisition effort on the contract be capitalized as part of the fair market value of assets acquired and only the gross margin on post acquisition effort is included in the March 2000 results of operations. The gross profit for Vertex, excluding all acquired companies, was substantially lower in 2000 as a result of the Bell Atlantic contract in 1999; however, gross profit as a percentage of operating revenues increased from 41.0% in 1999 to 46.1% in 2000, resulting from a higher percentage of system sales in 2000.

Operating Expenses:

Selling and administrative expenses increased $6.9 million (or 332%) to $9.0 in 2000. The Purchase Acquisitions accounted for $5.6 million of the increase, the Mergers accounted for $0.5 million, and Vertex, exclusive of all acquired companies, accounted for $0.8 million. The Company has commenced the process of integrating the selling and administrative functions of the subsidiaries, with the goal of increasing efficiency and leveraging its wider geographic coverage.

Research and development expenses have increased 65.4% from $544,851 in 1999 to $901,292 in 2000. This increase reflects the Company's transformation from primarily producing and reselling hardware devices to developing sophisticated order fulfillment solutions, with an increasing emphasis on providing Internet enabling technologies. The research and development is being performed by employees and to a greater extent in 2000 by outside consultants. Research and development expenses are exclusive of $0.6 million of software development costs that have been capitalized related to certain key projects that first met the capitalization criteria in the second quarter.

The amortization of intangibles of $0.7 million in 2000 is a direct result of the Purchase Acquisitions. Goodwill is being amortized over its estimated life of 25 years, while covenants not to compete are being amortized over their two to three year terms.

Interest income increased approximately $166,000 (or 374%) to $210,000 in 2000. $74,000 is attributable to interest earning cash balances obtained with the Purchase Acquisitions, and $100,000 was earned on the proceeds from the stock issuances (approximately $24.0 million) in March and April 2000. Interest expense increased by approximately $358,000 to $365,000 in 2000. A non cash imputed interest charge of approximately $100,000 resulted from the closing of the DCS purchase 30 days later than its effective date. The remainder of interest expense was from working capital borrowings and acquisition related debt, including the assumption of outstanding bank lines of credit and building mortgages.

The income tax provision in 2000 includes U.S state and foreign taxes provided on the profit of certain subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses will be an adjustment of goodwill. In 1999, the tax provision for Vertex, including the Mergers, was based on pre-tax operating income at an expected annual effective rate adjusted for certain permanent differences.

Net Income (loss):

Net income in 1999 reflected the operations of Vertex, including the Mergers, but excluding the Purchase Acquisitions. In addition, 1999 included the recognition of the Company's most significant contract ever. The 2000 net loss includes the operations of Purchase Acquisitions, as well as the impact of the amortization of intangibles and interest expense related to these acquisitions. As previously discussed, the Company is in the process of positioning itself as an integrated provider of business-to-business, web enabled fulfillment solutions.

LIQUIDITY AND CAPITAL RESOURCES

In March and April of 2000, the Company executed private placement sales of common shares resulting in approximately $24.0 million of proceeds (net of cash transaction costs totaling $2.3 million). The exercise of stock options for the nine months ended June 30, 2000, totaled $0.5 million. Additionally, the Company obtained a mortgage of $0.6 million for new facilities of its California operations. Approximately $16 million of these proceeds were used to acquire DCS and SIS, $2.2 million was used to fund operating activities, $0.9 million was used for capital expenditures (including the mortgaged property mentioned above), $1.2 was used to pay debt obligations, including capital leases. The above activity resulted in an increase of approximately $5.2 million in the Company's cash balance to $7.2 million at June 30, 2000.

At June 30, 2000 the Company had approximately $0.7 million available under various credit lines, most of which are with European banks and are secured by the respective local subsidiary's accounts receivable. The Company had a $600,000 domestic credit line that was paid in full and terminated in April 2000. The Company is in preliminary discussions with several international money-center banks regarding a multi-currency, multi-national credit facility.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  (27)     Financial Data Schedule

         (b)      Form 8-K dated March 31, 2000, filed April 12, 2000

                           Acquisition of Data Control Systems
                           Completion of private placement sale of common shares

                  Form 8-Ka dated March 31, 2000, filed June 14, 2000

                           Re: Acquisition of Data Control Systems
                               Audited financial statements
                               Pro-forma financial information

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

August 21, 2000