Form 10-K405
period 2000-09-30
VERTEX INTERACTIVE INC
filed 2000-12-19
CIK 779681

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                               For the Year Ended:
                               September 30, 2000

                         Commission file number 0-15066

                            Vertex Interactive, Inc.
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

                    YES    X        NO  _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 15, 2000 the aggregate market value of the voting stock held by non-affiliates of the Company was $126,316,756 based upon the closing price of the common stock as reported on the NASDAQ National Market as of December 15, 2000.

As of December 15, 2000 the Company had 26,486,693 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits to Company's Registration Statement on Form S-18 (No.
33-897-NY) filed under the Securities Act of 1933, as amended and effective June 2, 1986, Current Reports filed on Form 8-K dated
October 2, 2000, April 12, 2000 and October 7, 1999, Quarterly Report on
Form 10-Q filed on February 18, 2000, Transition Report on Form 10K filed on January 13, 2000, and the Company's Schedule 14A Information Proxy Statement to be filed on or before January 29, 2001.

                                PART I

ITEM 1. BUSINESS

GENERAL

Vertex Interactive, Inc. ("Vertex" or "the Company") is a leading provider of supply chain management software and systems. Vertex products focus on the execution part of supply chain management, which is the automation of business processes designed to manage orders, manage the procurement and selection of products so ordered, and manage the delivery of such products through the chain of supply to end customers. These systems include both proprietary and third party software and third party hardware, which are resold by Vertex as part of an integrated solution.

The fulfillment, warehousing and distribution software described above is applicable to both traditional distribution channels and e-business fulfillment channels, or e-fulfillment channels. E-fulfillment is the process of ordering, picking, configuring, packing, shipping and the delivering of products ordered by customers over the Internet. Vertex software and systems allow companies to use the Internet and traditional communication methods to efficiently manage and control the flow of inventory throughout the supply chain. Companies use Vertex software and systems to increase visibility to all participants in the chain of supply of a particular product or products to a particular end user or group of end users, to reduce distribution costs and to increase customer loyalty and satisfaction. This is achieved through improved supply chain efficiency and greater responsiveness to customer needs, which are inherent in the deployment of Vertex supply chain software and systems. Vertex provides global service and support for all of its software and systems from established facilities in both North America and Europe.

The Company's principal executive offices are located at 23 Carol Street, Clifton, New Jersey 07014-0996 and its telephone number is (973) 777-3500. The Company was organized in the State of New Jersey in November 1974.

SUPPLY CHAIN MANAGEMENT BACKGROUND - THE EMERGING OPPORTUNITY

The rapid emergence of the Internet as a medium for commerce has shifted the focus of logistics systems from warehouse management and distribution to fulfillment and, in particular, e-fulfillment. Many traditional economy companies, who have historically relied on warehouse management and inventory management systems to replenish inventory, are becoming e-commerce aware and are seeking the ability to transact business directly with customers worldwide over the Internet. Many traditional manufacturers, who may have historically relied on distributors and retailers to transact business with their customers, are now using or considering using the Internet to sell their products directly to end-customers. In addition, many e-commerce companies, which generally have no internal fulfillment capabilities of their own, are relying on third parties to satisfy their fulfillment needs. Vertex believes that traditional warehouse management and distribution software, which have been designed to store and distribute products, are not flexible enough to meet the dynamic and fast changing needs of Internet based supply chain management. Thus, the Company believes that companies must rapidly deploy e-fulfillment systems to respond to the specific Internet based trading needs of customers on a worldwide basis. Hence, the enormous and exploding demand in particular for internet supply chain management solutions worldwide.

RECENT EVENTS

Effective September 30, 2000 the Company acquired Renaissance Software, Inc. ("Renaissance") through the merger of a new subsidiary of the Company, Rensoft Acquisition Corp., into Renaissance, with Renaissance surviving as a wholly-owned subsidiary of the Company. The value of the transaction was approximately $55 million. The Company acquired all of the outstanding shares of Renaissance for approximately 3.6 million shares of Vertex common stock and assumed all outstanding Renaissance stock options and warrants in exchange for options to purchase approximately 530,000 shares of Vertex common stock.

On December 11, 2000, the Company announced that it had entered into a definitive agreement to acquire Applied Tactical Systems ("ATS") in a transaction valued at approximately $26 million, to be paid for through the issuance of 3.0 million shares of Vertex common stock. The transaction is expected to close before the end of December 2000.

During fiscal year 2000, the Company also disposed of its mechanical precision weighing equipment business in the United States, and its hardware reseller business in Germany, to focus the Company on its core supply chain software, systems and services.

PRODUCTS

The nature of Vertex's business and product offerings was transformed during fiscal 2000 to the selling of supply chain execution software solutions and systems.

The Company's products began as Warehouse Management Systems (WMS) products and have expanded to Supply Chain Management (SCM) products. WMS fulfill the requirements of material storage and retrieval operations within today's Supply Chain management. The traditional warehouse is the buffer between one business and another business or between the manufacturer and/or importer and the end customer.

Software Products

The Company's latest generation product suite named e-Supply Chain Management (e-SCM)(acquired through the Renaissance acquisition) provides a complete web based suite of supply chain execution products from order through warehouse management to the acknowledgement of the actual delivery to a customer. Among other things, the e-SCM product set provides internet based information sharing amongst employees, customers, vendors and visibility into the entire distribution network. Thus e-SCM controls true distribution cost of inventory, as an intelligent and a proactive problem-solving system.

The e-SCM suite of products consists of the e-WMS - the first client and server designed, JAVA engineered warehouse management system. e-WMS contains unique features that allow its users to `break through' and extend capabilities, visibility and service levels beyond the four walls of their warehouse.

e-Order is a web based system, that allows companies to link their internal employees, outside sales force, customers, and distributors into an integrated order management system, either through their own network or the Internet.

e-Distribution is a web based software product designed to plan, manage and optimize the actual transportation and delivery from a company's shipping dock to a customer's receiving dock, and contains within it demand management, order management, purchase management and inventory management.

Vertex traditional WMS solutions ran on A/S 400, Windows 9x, NT and 2000, as well as various forms of UNIX operating systems. Vertex software also supports all of the popular RF terminals.

The Company's iWMS product, built to run on the A/S 400 platform, is a well established top tier WMS system for fortune 1000 companies, and contain a feature rich functionality including receiving, cross-docking, put away, cycle counting , picking, packing, shipping, slip verification and manifesting.

In October 2000, the Company announced the introduction of Release 4.2 of its Stradivari packaged warehouse management system L(WMS) available for middle market distribution and warehouse facilities. Stradivari is a complete solution for warehouse facilities that enables streamlined management of receiving, put-away, inventory, cycle-counting, picking, shipping and other areas of warehouse operations, intended to have return on investment within as little as six months.

Stradivari is completely configurable without programming and is also an Open Systems Interconnect (OSI) solution, ensuring connectivity to a broad range of host systems and applications. In addition to its seamless performance and extensive warehouse functionality, Stradivari provides the audit trails and accountability required to minimize costly on-hand inventory, reduce labor, and provide real-time visibility into warehouse operations. Another key benefit to using Stradivari is that users can be up and running in approximately 10 days from installation

WareRite'r' is a real time warehouse inventory and order management system that controls and records all product movements from receipt through order picking and shipping.

PicRite'r' is a pick to light system designed for all types of flow rack, shelving, and pallet flow order picking applications. PicRite guides each picker by illuminating light panels at particular locations, to the specified products for each carton and specifies the quantities required. PicRite allows the picker to indicate pick Complete or

Shortages directly at the pick location. The system supports lot and serial number control as required.

PutRite'r' is used in a variety of carton-specific applications. When products delivered in full cases are distributed to individual cartons typically representing store orders, PutRite guides distribution of product to the appropriate put location for each store carton by illumination of light panels at particular locations.

TurnRite'r' is used in all types of carousel batch order processing applications. TurnRite controls all industry standard horizontal and vertical carousels. TurnRite supports multiple workstation operations. TurnRite combines carousel pick and batch put operations, as well as carousel restocking and cycle counting functions.

CartRite'r' is used in applications with large numbers of medium-to-slow moving SKUs. CartRite offers low cost, accurate, high-speed picking for areas not equipped with a pick-to-light system. CartRite handles the 80% of products that constitute 20% of a company's volume with ease.

GTL'r' is an easy-to-use development tool that is used primarily to create and run applications for portable data collection systems. GTL provides all the functionality to read and write to ODBC/SQL databases and to communicate over TCP/IP networks. GTL has been responsible for successful custom projects in asset management, warehouse management, work in progress, order fulfillment, UCC 128 compliance labeling, picking and packing, labor tracking, inventory shipping and receiving, route accounting, EDI/ASN, and time and attendance.

Middleware

In 1997, the Company entered into a license agreement with Netweave Corporation
(NWC) to develop, market, and support the NetWeave product worldwide. Pursuant to this agreement, Vertex has paid NWC a royalty on the initial licenses sold and on the annual license fees paid by the customer for maintenance and support of the NetWeave product. Vertex assumed the responsibility of the existing customer base for ongoing support and new license sales.

On August 31, 2000, the Company purchased outright all rights to the Netweave product from NWC, in a transaction valued at appropriately $1 million, paid for by the issuance of approximately 80,000 shares of Vertex common stock.

The NetWeave product lets companies integrate their otherwise incompatible IBM, Digital, Unisys, Tandem, UNIX, and PC systems into a seamless whole.

The synergy that exists between the NetWeave product and the Company's supply chain execution software, provides Vertex with access to new customers with legacy systems and the need for supply chain management solutions without having to change computer platforms or databases. The NetWeave product has been the primary offering in the Company's Middleware Technologies group.

Thus, during fiscal year 1999, the Company recognized that the Internet was producing a new requirement for a middleware product, which would provide an efficient and simple method for providing software developers with the ability to connect data on the World Wide Web to existing or legacy computer systems. A popular example of this need is the case where shoppers on a Web Site are given the ability to interact with data on the suppliers' host computer system. The shopper makes a product selection, enters an order and checks on product delivery status directly from his or her home computer which is connected to the Internet.

During fiscal 1999, the Company began the development of a product called eVolve, which provides the tools necessary for the software developer to produce the messages necessary to allow the Web site to interact with the various host computers in the marketplace. As anticipated the first releases of eVolve were completed during fiscal 2000.

The Company also maintains and supports significant additional software products to enhance its position in the area of software for mobile computing, namely LifePro(a product developed to automate field insurance agents), SalesPro (for the automation of field sales workers generally) and VanPro (for route accounting functions).

PRODUCT PRICES AND REVENUES

The Company's product prices and revenues vary according to the scale of a particular customer implementation and the nature of the products and services offered. Therefore, in this context individual product or service prices and revenues are not meaningful.

MAINTENANCE AND SERVICE

Depending on the product concerned, the Company offers a ninety day to one-year warranty which includes parts and labor. To date, warranty costs have been immaterial. All other repair work is performed at standard quoted rates, which are adjusted from time to time, and which is generally accomplished in the Company's facilities. Products sold by the Company but manufactured by others are covered by the manufacturers' standard warranty and service agreements.

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

SALES AND MARKETING

Vertex sells its software and systems through a direct sales force of approximately 90 employees worldwide and through strategic alliances with complementary software vendors and consulting organizations, including, among others, i2 Technologies, IBM Global Services, and

Scansource. The Company promotes the sales of some or all of its products through national advertising, direct mailings, distributors' catalogs, trade shows and product literature.

CUSTOMERS

Vertex targets companies in the vertical markets of Pharmaceuticals, Information Technology, Consumer Packaged Goods, Automotive Products, Third Party Logistics Providers, Bulk Food Distributors and Financial Services. These are generally industries characterized by large product selections, high transaction volumes and increasing demands for customer-specific order processing. A representative sample of our largest customers in these industries includes IBM, Dell, Merck, Pfizer, Novartis, Warner Lambert, The Wiz, Estee Lauder, Rite Aid, Office Max, Daimler Chrysler, BMW and ConAgra, among others. The Company had one customer that accounted for approximately 11% of revenue for the fiscal year ended September 30, 2000. For the fiscal years ended September 30, 1999 and 1998, two other customers accounted for 48% and 33% of revenue, respectively.

RESEARCH AND DEVELOPMENT

During fiscal 2000, the Company expended approximately $2.4 million on Research and Development (including capitalized software of $1.1 million), compared to approximately $900,000 and $500,000 in fiscal 1999 and 1998, respectively.

EMPLOYEES

The Company now employs approximately 400 employees. Approximately 150 are technical personnel involved in Research and Development or product deployment, approximately 100 in sales and marketing and customer support, approximately 100 are involved in post sale services and maintenance, and the balance of 50 being in administration and finance.

Designing and implementing the Company's software solutions requires substantial technical capabilities in many disparate disciplines, from mechanics and computer science to electronics and mathematics. While the Company believes that the capability and experience of its technical employees compare favorably with other similar companies, there is no guarantee that it can retain existing employees or attract and hire capable technical employees it may need in the future, or, if it is successful, that such personnel can be secured on terms deemed favorable to the Company.

COMPETITION

Vertex faces competition from numerous foreign and domestic companies of various sizes. In the Company's opinion, dominant companies with which it competes are, among others, Manhattan Associates, EXE Technologies, JDA Software, McHugh Software and Robocom Systems, as well as a variety of smaller software providers. Less often the Company will compete with companies such as i2 Technologies and IBM, who are also business partners, as well as ERP vendors such as SAP, Baan and JD Edwards, some of whom are also partners in middleware technologies. Many of its competitors have greater financial, technical and marketing resources than the Company. Competition in these areas is further complicated by possible shifts in market share due to technological innovation, changes in product emphasis and applications and new entrants with greater capabilities or better prospects.

However, management believes that no other company possesses the broad base and depth of supply chain fulfillment products from the web based JAVA platform of its eSCM suite of products to the software solutions such as Stradivari which provide it with a significant competitive advantage.

ITEM 2. PROPERTIES

Vertex's corporate headquarters occupy approximately 20,000 square feet of office space in Clifton, New Jersey under a lease expiring on May 31, 2003.

The Company owns an 8,000 square foot building in Anaheim, California which houses primarily technical and sales personnel, and a 10,000 square foot building in Neu Anspach, Germany, near Frankfurt, which serves as the headquarters for its ICS International AG subsidiary. In addition, the Company leases many sites domestically and in Europe for sales, research and development, and administrative purposes. The Company believes that its current facilities and office space is sufficient to meet its present needs and does not anticipate any difficulty securing additional space, as needed, on terms acceptable to the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to routine litigation matters in connection with its business. The Company is currently not involved in any legal proceeding that it believes could have a material adverse effect upon its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

The Company did not submit any matters to a vote of security holders during the most recent fiscal quarter.

                                PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The principal market for the Company's shares of Common Stock, par value $.005 per share is the NASDAQ National Market System under the symbol VETX. Prior to April 26, 2000 the Company's shares of common stock traded on the OTC Bulletin Board under the same symbol.

The following table sets forth, for the periods shown, the high and low sale prices concerning such shares of Common Stock:

                          High                     Low
1999

First Quarter             1.9375                   0.6562
Second Quarter            2.2500                   1.1875
Third Quarter             4.5000                   1.0000
Fourth Quarter            3.3125                   1.9062

2000

First Quarter             4.4375                   2.1875
Second Quarter           14.7500                   3.2500
Third Quarter            14.1250                   5.5000
Fourth Quarter           18.5000                   9.6875


The approximate number of holders of record of the Company's shares of Common Stock as of December 4, 2000 was 407. This number includes numerous brokerage firms that hold such shares in street name. The Company estimates that there are more than 2,900 beneficial shareholders as of December 4, 2000. There were no holders of record of the Company's shares of Preferred Stock, par value $.01 per share.

The Company has not paid any cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Company should be read in conjunction with the Company's Financial Statements and notes thereto appearing on pages beginning on F-1. Such financial data for periods prior to September 30, 1999 were restated to reflect the change in year end from July 31 to September 30 as described in Note 1 to the Consolidated Financial Statements. Also, as discussed in Item 7 and Note 1 to the financial statements, the Company has completed acquisitions in both fiscal 2000 and 1999 so the amounts shown in selected financial data are not directly comparable.

                       SUMMARY OF SELECTED FINANCIAL DATA

                                     2000          1999          1998        1997         1996
--------------------------------------------------------------------------------------------------
OPERATIONS FOR THE YEAR:
--------------------------------------------------------------------------------------------------

Revenues                         $47,769,311   $10,106,332   $6,754,864   $4,078,127   $3,784,480

Operating income (loss) before
  goodwill amortization and
  in-process research and
  development write-off (1)         (198,157)      333,542      (20,500)    (289,628)     392,566

Goodwill amortization              1,063,775             -            -            -            -

In-process research and
  development write-off            7,500,000             -            -            -            -

Net income                        (9,412,424)     (160,413)     287,011     (597,500)     237,748

Basic Net Income (Loss)
  Per Share                            (0.46)        (0.02)        0.04        (0.09)        0.04



Cash earnings (2)                    857,314       498,191      139,683     (391,111)     547,595

Basic cash earnings
  per Share                             0.04          0.07         0.02        (0.06)        0.10

FINANCIAL POSITION AT END OF YEAR:
--------------------------------------------------------------------------------------------------

Total Assets                    $110,219,476   $30,348,130   $5,399,704   $2,600,420   $2,715,856

Long-Term Debt                     1,927,943     1,495,337      115,530      271,412       32,875

Stockholders' Equity              84,407,725    13,725,628    2,071,507    1,534,550    2,285,377


(1) In-process research and development write off associated with the acquisition of Renaissance Software Inc., effective September 30, 2000.

(2) Cash earnings represent net income exclusive of depreciation, amortization, the in-process research and development write-off, issuance of stock and/or stock options for services, and other non-cash expenses. Management considers cash earnings to be an important indication of the operational strength of our business, including our ability to fund future development. Cash earnings, however, should be considered in addition to operating or net loss as an indicator of our performance, and in addition to cash flows from operations as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles. In addition, this definition of cash earnings may not be comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10K contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief, as well as assumptions made by and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in Item 1:
"Business", and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of other unanticipated events.

This discussion and analysis should be read in conjunction with the Selected Financial Data and the audited consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2000", "1999" and "1998" refer to fiscal years ended September 30, 2000, 1999 and 1998, respectively.

OVERVIEW

As discussed in Note 1 to the Consolidated Financial Statements, in September 1999, the Company acquired all of the stock of three commonly owned companies in the United Kingdom and Ireland (together "PSS") and all of the stock of ICS International ("ICS"), based principally in Germany. These two significant acquisitions continued the Company's transformation from primarily producing hardware devices to developing sophisticated, software products and systems designed for the automation of business processes to manage orders, manage the procurement and selection of products so ordered, and manage the delivery of such products through the supply chain to end customers. These systems may also contain hardware devices manufactured by third parties, which the Company resells as part of the solution for the customer.

Effective March 1, 2000, the Company acquired all of the outstanding capital stock of Data Control Systems ("DCS"), a provider of pick to light warehouse management systems located in New Jersey.

Effective April 1, 2000 the Company acquired all of the outstanding capital stock of Auto-ID, Inc. ("Auto-ID"), a reseller of bar coding equipment.

Effective June 30, 2000, the Company acquired all of the outstanding common stock of Societe Italiana Servizi Italservice S.r.l. ("SIS"), a provider of after-market computer maintenance and software support services.

Effective September 30, 2000, the Company acquired all of the outstanding common stock of Renaissance Software Inc. ("RSI"), a developer of supply chain and warehouse management systems. Results of operations for RSI will be included in the Company's consolidated financial statements beginning October 1, 2000.

The accompanying consolidated financial statements assume the PSS and ICS acquisitions closed effective September 30, 1999, the DCS acquisition closed effective March 1, 2000, and the Auto-ID acquisition closed effective April 1, 2000. The Company has accounted for each of these acquisitions using the purchase method of accounting in accordance with APB No. 16. Accordingly, the financial statements include the results of operations from October 1, 1999 for PSS and ICS, from March 1, 2000 for DCS, from April 1, 2000 for Auto-ID, and from July 1, 2000 for SIS.

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

The Company changed its year-end from July 31 to September 30, effective October 1, 1999. In the Company's Form 10K Transition Report filed in January 2000, the Company included a two-month transition period (August 1, 1999 to September 30, 1999). The accompanying financial statements for the years ended September 30, 1999 and 1998 have been compiled from the records of the Company and restated to reflect the results of operations and cash flows of the Company on the basis of a September 30 fiscal year.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30, 1999.

Operating Revenues:

Operating revenues increased by approximately $37.7 million (or 373%) to $47.8 million in 2000. The acquisitions of PSS, ICS, DCS, Auto-ID, and SIS (the "Purchase Acquisitions") contributed approximately $9.2 million, $19.4 million, $7.4 million, $0.6 million and $0.7 million, respectively for an aggregate increase of $37.3 million. The mergers with CSI and PDI (the "Mergers") contributed to $3.5 million of the increase. The operating revenues for Vertex, excluding all acquired companies, decreased approximately $3.1 million from 1999 to 2000 due to the completion of a large contract during 1999.

Gross Profit:

Gross profit increased by approximately $10.8 million (or 245%) to $15.2 million in 2000. As a percent of operating revenues, gross profit was 31.8% in 2000 as compared to 43.6% in 1999. The Purchase Acquisitions contributed approximately $11.4 million of gross profit in 2000, which is approximately 30.1% of their operating revenues. The Mergers accounted for $0.7 million of the increase in gross profit, while the gross profit for Vertex, excluding all acquired companies, decreased $1.2 million as a result of the completion of a large contract in 1999. The 2000 gross profit percentage reflects a higher than average hardware sales component in operating revenues, which carries a lower gross profit than software and system sales, and the 1999 gross profit was favorably impacted as a result of the large contract noted above.

Operating Expenses:

Selling and administrative expenses increased $10.7 million (or 335%) to $13.9 million in 2000. The Purchase Acquisitions accounted for $8.4 million of the increase, the Mergers accounted for $0.5 million, and Vertex, exclusive of all acquired companies, accounted for $1.8 million. Included in the Vertex increase are the costs of establishing a corporate infrastructure, which are offset by reduced administrative costs at certain of the acquired entities. As a percentage of revenue, selling and administrative expenses decreased from 31.7% to 29.2% from 1999 to 2000.

Research and development expenses have increased approximately $370,000 (or 43.0%) from $0.9 million in 1999, to $1.3 million in 2000. In addition, $1.1 million of software development expenses incurred in 2000 were capitalized. Thus, total research and development expenditures in 2000 were approximately $2.4 million. This increase reflects the Company's transformation from primarily producing and reselling hardware devices to developing sophisticated order fulfillment solutions, with an increasing emphasis on providing Internet enabling technologies. The research and development is being performed by employees, and to a greater extent in 2000, by outside consultants.

The amortization of intangibles of $1.1 million in 2000 is a direct result of the Purchase Acquisitions. These intangibles are being amortized over their estimated lives ranging from 2 to 25 years.

As a result of the September, 2000 acquisition of Renaissance Software, Inc., $7.5 million of the excess purchase price was charged directly to expense as a write-off of in-process research and development costs. The allocation of $7.5 million of the excess purchase price to in-process research and development costs was based on a valuation made by an independent valuation firm, as more fully described in Note 1 to the financial statements. In addition during 2000, the Company incurred approximately $237,000 of expenses related to the Mergers.

Interest income increased approximately $248,000 (or 394%) in 2000. Interest earning cash balances obtained with the Purchase Acquisitions accounted for $103,000 of the increase, and approximately $145,000 is due to increased earnings at Vertex as a result of the proceeds from the stock issuances (approximately $24.0 million) in March and April 2000. Interest expense increased by approximately $464,000 to $471,000 in 2000. A non cash imputed interest charge of approximately $100,000 resulted from the closing of the DCS purchase 30 days later than its effective date. The remainder of interest expense was from working capital borrowings and acquisition related debt, including the assumption of outstanding bank lines of credit and building mortgages.

The income tax provision in 2000 includes U.S state and foreign taxes provided on the profit of certain subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses are an adjustment of goodwill. In

1999, the tax provision for Vertex, including the Mergers, was based on pre-tax operating income at an expected annual effective rate, adjusted for certain permanent differences and the valuation of deferred tax assets which had not previously been reserved (see Note 11 to the financial statements).

Net Income (loss):

Net loss in 1999 reflected the operations of Vertex, including the Mergers, but excluding the Purchase Acquisitions. The 2000 net loss includes the operations of the Purchase Acquisitions, as well as the impact of the amortization of intangibles, the write-off of in-process research and development costs, and interest expense related to these acquisitions.

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998.

Operating Revenues:

Operating revenues increased by approximately $3.4 million (or 50%) to $10.1 million in 1999. Approximately $2.2 of the increase is due to the completion of a large contract during 1999, While $1.0 million of the increase is attributable to the Mergers. Fiscal 1999 represents the second full year of operations for each of the merged companies, and each experienced significant growth as their customer base is expanding.

Gross Profit:

Gross profit increased by approximately $1.4 million (or 49%) to $4.4 million in 1999. As a percent of operating revenues, gross profit remained consistent from 1998 to 1999 at approximately 44%.

Operating Expenses:

Selling and administrative expenses increased $0.7 million (or 30%) to $3.2 million in 1999. The increase is due to additional personnel and related costs required to support the increased revenue base. As a percentage of revenue, selling and administrative expenses decreased from 36.7% to 31.7% from 1998 to 1999.

Research and development expenses increased $0.4 million (or 72%) from $0.5 million in 1998, to $0.9 million in 1999. This increase is due mainly to increased personnel and related costs as the Company focused resources on software development.

Interest income increased approximately $40,000 (or 170%) in 1999 due to increased cash balances earning interest.

The 1998 tax provision reflects the benefit of certain deferred tax assets, which at the time were assessed as being probable of realization. In 1999, in part as the result of an ownership change under IRS rules, the deferred tax assets were reassessed as not being probable of realization, and the resulting provision includes approximately $400,000 expense related to these deferred tax assets (see Note 11 to the financial statements).

Net Income (loss):

The net loss in 1999 is due primarily to the tax provision adjustment noted above, and conversely, the net income in 1998 is due to the tax benefit taken in 1998. Pre-tax income for 1999 was $389,000 compared to a pre-tax loss in 1998 of $2,000. The increase in pre-tax income is due primarily to increased revenues and related margins, partially offset by increases in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

In March and April of 2000, the Company executed private placement sales of common shares resulting in approximately $24.0 million of proceeds (net of cash transaction costs totaling $2.3 million). The exercise of stock options for the year ended September 30, 2000, totaled $0.9 million. Cash acquired in acquisitions totaled $2.7 million. Additionally, the Company obtained a mortgage of $0.6 million for new facilities of its California operations and received approximately $0.9 million of proceeds from the sale of certain assets. Approximately $16.4 million of these proceeds were used to acquire DCS and SIS, $3.7 million was used to fund operating activities, $1.1 million was used for capital expenditures (including the mortgaged property mentioned above), $1.7 was used to pay debt obligations, including capital leases. The above activity resulted in an increase of approximately $5.9 million in the Company's cash balance to $7.9 million at September 30, 2000.

At September 30, 2000 the Company had approximately $1.4 million available under various credit lines, most of which are with European banks and are secured by the respective local subsidiary's accounts receivable. The Company's principal sources of ongoing liquidity are the cash flows of its subsidiaries, cash available from various existing credit lines and potential new credit facilities. The Company is currently negotiating with several international money-center banks regarding a multi-currency, multi-national credit facility. The Company may from time to time, sell common equity in private placements or in public offerings, depending upon such things as market conditions, the Company's capital needs and general economic at the time of such sales, if any.

The Company intends to continue to pursue acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through the issuance of additional equity, as well as through a combination of working capital, cash flow from operations and borrowings under credit lines. The Company believes that liquidity and capital resources will be sufficient to fund its requirements for at least the next twelve months.

SUBSEQUENT EVENTS

The Company has continued to pursue acquisition opportunities. Certain acquisitions have required cash payments, while others involved the issuance of Vertex common stock (See "Recent Events") and provide additional cash resources to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates.

The Company is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar and currencies of the Company's subsidiaries and operations in Europe. Revenues from these operations are typically denominated in European currencies thereby potentially affecting the Company's financial position, results of operations, and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company. However, there can be no assurance that a sudden and significant decline in the value of European currencies would not have a material adverse effect on the Company's financial condition and results of operations.

The Company's short-term bank debt bears interest at variable rates; therefore, the Company's results of operations would only be affected by interest rate changes to the short-term bank debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

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

(b) On November 30, 1999, registrant engaged Ernst & Young, LLP as its independent auditors for registrant's new fiscal year ending September 30, 1999. The registrant's Audit Committee approved the appointment of Ernst & Young LLP as the registrant's auditors through the distribution of the Ernst & Young LLP engagement letter to the members of the Committee. During registrant's two fiscal years ended July 31, 1999 and July 31, 1998 and the Interim Period, registrant did not consult Ernst & Young LLP with respect to any of the matters contemplated by Item 304 (a)(2)(i)-(ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information required under this item to be incorporated by reference from the Company's Proxy Statement to be filed on or before January 29, 2001.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item to be incorporated by reference from the Company's Proxy Statement to be filed on or before January 29, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item to be incorporated by reference from the Company's Proxy Statement to be filed on or before January 29, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item to be incorporated by reference from the Company's Proxy Statement to be filed on or before January 29, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

1. AND 2.  FINANCIAL STATEMENTS:

1.  Financial Statements and Supplementary Data:

         Index to Financial Statements

         Report of Independent Auditors

         Balance Sheets as of September 30, 2000 and 1999

         Statements of Operations for the years ended September 30, 2000, 1999 and 1998.

         Statements of Changes in Stockholders' Equity for the years ended September 30, 2000, 1999 and 1998.

         Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998.

         Notes to Consolidated Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES:

Schedules for the three years ended September 30, 2000, 1999 and 1998.

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

Exhibit
Number                       Description
-------                      -----------

2.1     Form of Common Stock Certificate (incorporated by reference to the
        Registration Statement filed under the Securities Act of 1933, as amended (File No. 33-897-NY).



3.1     Certificate of Amendment to the Certificate of Incorporation of Vertex
        Interactive, Inc. filed with the Secretary of State, State of New Jersey on February 14, 2000 (incorporated by reference to the Form 10 Q filed on February 18, 2000).

3.2     Amended By-laws, amended as of February 14, 2000 and September 18, 2000
        (filed herewith).

10.5    Incentive Stock Option Plan dated October 10, 1985, and amended February
        14, 2000(filed herewith).

10.54   Management agreement between the Company and Edwardstone & Company, Inc.
        dated September 27, 1999 (incorporated by reference to the Form 10K filed on January 13, 2000).

10.55   Share Purchase Agreement, by and among Vertex Industries, Inc. St.
        Georges Trustees Limited, as trustee on behalf of the John Kenny
        Settlement and the Godfrey Smith Settlement, John Kenny and Bryan J.
        Maguire and Godfrey Smith dated June 21, 1999, as amended September 27,
        1999, (incorporated by reference to the Form 8K filed October 7, 1999).

10.56   Share Purchase and Transfer Agreement, 1999, between Gregor von Opel and
        Vertex Industries, Inc. dated as of June 21, 1999 and as amended
        September 27, 1999, (incorporated by reference to the Form 8K filed
        October 7, 1999).

10.57   Stock Purchase Agreement by and among Vertex Interactive, Data Control
        Systems and The Stockholders of Data Control Systems, Inc. dated March
        31, 2000 (incorporated by reference to the Form 8K filed April 12,
        2000).

10.58   Agreement and Plan of Merger, dated September 18, 2000, by and among
        Vertex Interactive, Rensoft Acquistition Corp. and Renaissance Software,
        Inc. (incorporated by reference to the Form 8K filed October 2, 2000).

21.0    Subsidiaries of Vertex Interactive, Inc. (filed herewith)

23.1    Consent of Ernst & Young LLP (filed herewith).

27.0    Financial Data Schedule (filed herewith).



(b)  Reports on Form 8-K

     1) Form 8-K dated September 18, 2000, filed October 2, 2000, relating to the acquisition of Renaissance Software, Inc.

     2)   Form 8-Ka dated September 18, 2000, filed December 4, 2000.

                    Financial Statements, Pro forma Financial Information re: the acquisition of Renaissance Software, Inc.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   December 18, 2000         VERTEX INTERACTIVE, INC.

                                 /s/Raymond J. Broek
                                    Raymond J. Broek
                                    Chief Financial Officer
                                     and Treasurer

Pursuant to the requirements by the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

December 18, 2000              /s/Nicholas R. H. Toms
                                  Nicholas R. H. Toms
                                       Joint Chairman of the Board,
                                       Joint Chief Executive Officer
                                       and Director

December 18, 2000              /s/Hugo H. Biermann
                                       Hugo H. Biermann
                                       Joint Chairman of the Board
                                       Joint Chief Executive Officer
                                       and Director

December 18, 2000              /s/Gregory N. Thomas
                                       Gregory N. Thomas
                                       Vice Chairman and Director

December 18, 2000              /s/George Powch
                                       George Powch
                                       Director

December 18, 2000              /s/Wayne L. Clevenger
                                       Wayne L. Clevenger
                                       Director


December 18, 2000              /s/Joseph R. Robinson
                                       Joseph R. Robinson
                                       Director

December 18, 2000              /s/Stephen M. Duff
                                       Stephen M. Duff
                                       Director

December 18, 2000              /s/Otto Leistner
                                       Otto Leistner
                                       Director


                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:



Report of Independent Auditors..........................................F-2

Balance Sheets as of September 30, 2000 and 1999........................F-3, F-4

Statements of Operations for the years ended
September 30, 2000, 1999, and 1998......................................F-5

Statements of Changes in Stockholders' Equity for the
Years ended September 30, 2000, 1999, and 1998..........................F-6

Statements of Cash Flows for the Years ended
September 30, 2000, 1999, and 1998......................................F-7

Notes to Consolidated Financial Statements..............................F-8


SUPPLEMENTAL SCHEDULE:

Schedule II -- Valuation and Qualifying Accounts
for the years ended September 30, 2000, 1999, and 1998..................F-24

                         Report of Independent Auditors

The Board of Directors and Shareholders of
Vertex Interactive Inc.

We have audited the accompanying consolidated balance sheets of Vertex Interactive, Inc. and subsidiaries as of September 30, 2000, and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertex Interactive, Inc. and subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/Ernst & Young LLP

MetroPark, New Jersey
December 15, 2000

                     VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                      ASSETS


<CAPTI0N>

                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                        2000              1999
                                                                    -------------     -------------

CURRENT ASSETS:
Cash and cash equivalents                                           $  7,892,774       $ 1,987,392
Accounts receivable, less allowance for doubtful accounts
   of $180,630 and $125,166 at September 30, 2000 and
   1999, respectively                                                 11,093,348         5,712,573
Inventories, net                                                       4,463,218         3,042,994
Prepaid expenses and other current assets                              2,236,331           701,047
                                                                    -------------     -------------

Total current assets                                                  25,685,671        11,444,006
                                                                    -------------     -------------


PROPERTY, EQUIPMENT, AND CAPITAL LEASES
Property and Equipment                                                 4,401,827         4,152,166
Capital Leases                                                           373,996           505,792
                                                                    -------------     -------------
   Total property, equipment and capital leases                        4,775,823         4,657,958

Less: Accumulated depreciation and amortization                       (1,485,958)       (1,850,493)
                                                                    -------------     -------------

Net property, equipment and capital leases                             3,289,865         2,807,465
                                                                   -------------     -------------


OTHER  ASSETS:
Intangible Assets, net of amortization of $1,063,775 at
  September 30, 2000 and $0 at September 30, 1999                     78,649,413        15,822,576
Capitalized software, net of amortization of $86,054                   1,037,350             --
Other assets                                                           1,557,177           274,083
                                                                    -------------     -------------

   Total other assets                                                 81,243,940        16,096,659
                                                                    -------------     -------------

Total assets                                                        $110,219,476       $30,348,130
                                                                    =============     =============




See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                                         2000             1999
                                                                    -------------    -------------

CURRENT LIABILITIES:
Current portion of obligations under capital leases                 $    194,140      $   165,239
Bank credit lines                                                      1,875,463          996,745
Notes payable                                                          1,957,182        3,205,318
Mortgage notes payable current portion                                    73,293          103,237
Accounts payable                                                       5,222,658        2,278,835
Loan payable former shareholder                                        1,814,635          381,220
Acquisition related accruals                                           1,847,291          978,557
Accrued expenses and other liabilities                                 6,346,970        3,480,110
Advances from customers                                                  636,355          456,950
Deferred revenue                                                       3,915,821        3,080,954
                                                                   -------------    -------------

   Total current liabilities                                          23,883,808       15,127,165
                                                                   -------------    -------------

LONG-TERM LIABILITIES:
Obligations under capital leases                                         245,098          217,084
Mortgage notes payable                                                 1,433,417        1,118,153
Other long term liabilities                                              249,428          160,100
                                                                   -------------    -------------

   Total long-term liabilities                                         1,927,943        1,495,337
                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 2,000,000 shares
  authorized, none issued and outstanding                                   --               --
Common stock, par value $.005 per share; 32,000,000 shares
  authorized; 26,267,947 and 18,526,746 shares issued at
  September 30, 2000 and September 30, 1999, respectively                131,340           92,633
Additional paid-in capital                                            99,563,198       17,223,403
Deferred compensation                                                   (461,012)         (21,310)
Accumulated deficit                                                  (12,955,221)      (3,542,797)
Accumulated other comprehensive income (loss)                         (1,825,411)          18,868
                                                                   -------------    -------------
                                                                      84,452,894       13,770,797
Less: Treasury stock, 10,000 shares at cost                              (45,169)         (45,169)
                                                                   -------------    -------------
  Total stockholders' equity                                          84,407,725       13,725,628
                                                                   -------------    -------------

Total liabilities and stockholders' equity                          $110,219,476      $30,348,130
                                                                   =============    =============




See notes to consolidated financial statements.

                     VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  FOR THE YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------------------
                                                                 2000            1999           1998
                                                             ------------    ------------    ------------

OPERATING REVENUES                                           $ 47,769,311    $ 10,106,332    $  6,754,864

COST OF SALES                                                  32,562,140       5,704,282       3,800,364
                                                             ------------    ------------    ------------

GROSS PROFIT                                                   15,207,171       4,402,050       2,954,500
                                                             ------------    ------------    ------------

OPERATING EXPENSES:

     Selling and administrative                                13,937,817       3,207,702       2,475,894
     Research and development                                   1,230,511         860,806         499,106
     Amortization of intangibles                                1,063,775            --              --
     In-process R&D write off and merger
          related expenses                                      7,737,000            --              --
                                                             ------------    ------------    ------------
     Total operating expenses                                  23,969,103       4,068,508       2,975,000
                                                             ------------    ------------    ------------

OPERATING INCOME (LOSS)                                        (8,761,932)        333,542         (20,500)
                                                             ------------    ------------    ------------

OTHER INCOME AND (EXPENSES):
Interest income                                                   311,103          62,989          23,342
Interest expense                                                 (470,867)         (7,191)         (4,721)
Other                                                            (113,470)           --              --
                                                             ------------    ------------    ------------
Net other income (expense)                                       (273,234)         55,798          18,621
                                                             ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                              (9,035,166)        389,340          (1,879)

INCOME TAX PROVISION (BENEFIT)                                    377,258         549,753        (288,890)
                                                             ------------    ------------    ------------

NET INCOME (LOSS)                                            $ (9,412,424)   $   (160,413)   $    287,011
                                                             ============    ============    ============

Net Income (loss) per share of
Common Stock:
                                Basic                              ($.46)           ($.02)           $.04
                              Diluted                              ($.46)           ($.02)           $.04

Weighted Average Number of
Shares Outstanding:
                                Basic                          20,598,502       7,363,018       6,856,086
                              Diluted                          20,598,502       7,363,018       7,083,629




See notes to consolidated financial statements.

                    VERTEX INTERACTIVE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                              Common Stock          Additional
                                                        -----------------------      Paid-In          Deferred     Accumulated
                                                          Shares        Amount       Capital        Compensation     Deficit
                                                        ------------   --------    ------------     ------------  ------------

Balance September 30, 1997                                 6,748,604    $33,743    $  5,220,771                   $ (3,669,395)
Deferred non cash compensation to employees                                              25,575       $(25,575)
Amortization of deferred compensation                                                                   18,733
Issuance of stock in connection with services                 14,000         70           8,905
Decrease in treasury stock
Other comprehensive income:
     Net income                                                                                                        287,011
     Unrealized gain on investment security

Comprehensive income
                                                        ------------   --------    ------------       ---------    ------------
Balance September 30, 1998                                 6,762,604     33,813       5,255,251         (6,842)     (3,382,384)

Exercise of stock options                                    107,000        535          96,169
Deferred non cash compensation to employees                                              75,766        (75,766)
Amortization of deferred compensation                                                                   61,298
Issuance of Stock in connection with
      new investors and acquisitions                      11,657,142     58,285      11,796,217
Other comprehensive income:
     Net loss                                                                                                         (160,413)
     Change in unrealized gain/(loss) on
           investment

Comprehensive income (loss)
                                                        ------------   --------    ------------       ---------    ------------
Balance September 30, 1999                                18,526,746     92,633      17,223,403        (21,310)     (3,542,797)

Exercise of stock options                                    583,899      2,920         880,020
Issuance of stock in connection with
  new investors, net of expenses                           3,293,750     16,469      20,199,600
Stock options issued to non-employees                                                 5,061,615
Issuance of stock and stock options in
    connection with acquisitions                           3,671,144     18,356      54,738,510
Issuance of stock in connection with
    license acquisition                                       80,386        402         999,598
Amortization of deferred compensation                                                                   21,310
Stock grants to employees                                    112,022        560            (560)
Deferred compensation in connection with unvested
    stock options of acquired entities                                                  461,012       (461,012)
Other comprehensive income:
    Net loss                                                                                                        (9,412,424)
    Change in unrealized gain/(loss) on investment
    Change in unrealized foreign exchange translation
          gains/losses


Comprehensive income (loss)
                                                        ------------   --------    ------------      ----------   ------------
Balance September 30, 2000                                26,267,947   $131,340    $ 99,563,198      $(461,012)   $(12,955,221)
                                                        ============   ========    ============      ==========   ============






                                                                               Accumulated
                                                                                  Other
                                                           Comprehensive      Comprehensive
                                                            Income (Loss)      Income (Loss)
                                                            -------------       ------------

Balance September 30, 1997
Deferred non cash compensation to employees
Amortization of deferred compensation
Issuance of stock in connection with services
Decrease in treasury stock
Other comprehensive income:
     Net income                                             $287,011
     Unrealized gain on investment security                  216,838            $216,838
                                                            --------
Comprehensive income                                        $503,849
                                                            ========         -----------
Balance September 30, 1998                                                       216,838
                                                                             ===========
Exercise of stock options
Deferred non cash compensation to employees
Amortization of deferred compensation
Issuance of Stock in connection with
      new investors and acquisitions
Other comprehensive income:
     Net loss                                              $(160,413)
     Change in unrealized gain/(loss) on
           investment                                       (197,970)           (197,970)
                                                           ---------
Comprehensive income (loss)                                $(358,383)
                                                           ==========         ----------
Balance September 30, 1999                                                        18,868

Exercise of stock options
Issuance of stock in connection with
  new investors, net of expenses
Stock options issued to non-employees
Issuance of stock and stock options in
    connection with acquisitions
Issuance of stock in connection with
    license acquisition
Amortization of deferred compensation
Stock grants to employees
Deferred compensation in connection with unvested
    stock options of acquired entities
Other comprehensive income:
    Net loss                                             $(9,412,424)
    Change in unrealized gain/(loss) on investment           (18,868)            (18,868)
    Change in unrealized foreign exchange translation
          gains/losses                                    (1,825,411)         (1,825,411)

                                                        ------------
Comprehensive income (loss)                             $(11,256,703)
                                                        =============        -----------
Balance September 30, 2000                                                   $(1,825,411)
                                                                             ===========







                                                                Treasury
                                                                  Stock             Total
                                                               ----------       ------------

Balance September 30, 1997                                      $(50,569)       $ 1,534,550
Deferred non cash compensation to employees
Amortization of deferred compensation                                                18,733
Issuance of stock in connection with services                                         8,975
Decrease in treasury stock                                         5,400              5,400
Other comprehensive income:
     Net income                                                                     287,011
     Unrealized gain on investment security                                         216,838

Comprehensive income
                                                               ----------       ------------
Balance September 30, 1998                                       (45,169)         2,071,507

Exercise of stock options                                                            96,704
Deferred non cash compensation to employees
Amortization of deferred compensation                                                61,298
Issuance of Stock in connection with
      new investors and acquisitions                                             11,854,502
Other comprehensive income:
     Net loss                                                                      (160,413)
     Change in unrealized gain/(loss) on
           investment                                                              (197,970)

Comprehensive income (loss)
                                                               ----------       ------------
Balance September 30, 1999                                       (45,169)        13,725,628

Exercise of stock options                                                           882,940
Issuance of stock in connection with
  new investors, net of expenses                                                 20,216,069
Stock options issued to non-employees                                             5,061,615
Issuance of stock and stock options in
    connection with acquisitions                                                 54,756,866
Issuance of stock in connection with
    license acquisition                                                           1,000,000
Amortization of deferred compensation                                                21,310
Stock grants to employees                                                               --
Deferred compensation in connection with unvested
    stock options of acquired entities                                                  --
Other comprehensive income:
    Net loss                                                                     (9,412,424)
    Change in unrealized gain/(loss) on investment                                  (18,868)
    Change in unrealized foreign exchange translation
          gains/losses                                                           (1,825,411)


Comprehensive income (loss)
                                                               ----------      ------------
Balance September 30, 2000                                      $(45,169)      $ 84,407,725
                                                               ==========      ============


See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                                                 ------------------------------------------------------
                                                                     2000                 1999                   1998
                                                                 ------------         ------------         ------------

Cash Flows from Operating Activities:
    Net Income (loss)                                             $(9,412,424)         $  (160,413)          $  287,011
       Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                             1,594,152              120,780              115,464
          In-process R & D write off                                7,500,000                 --                   --
          Net loss on disposal of assets                              201,458                 --                   --
          Imputed interest expense                                    100,000                 --                   --
          Stock and stock options issued in consideration
               for services                                           404,896               61,299               18,733
          Deferred taxes                                                                   461,753             (288,890)
          Changes in assets and liabilities,
                     net of acquisitions:
               Accounts receivable, net                              (764,924)             681,158           (1,074,771)
               Inventories, net                                     1,018,739            1,252,198           (1,123,905)
               Prepaid expenses and other
                   current assets                                  (1,333,781)              52,706              (20,367)
               Other assets                                          (673,760)             (92,911)              16,148
               Accounts payable                                     2,849,172           (1,868,256)           1,943,175
               Accrued expenses and other
                   liabilities                                     (1,174,310)           1,163,976              190,796
               Advances from customers                             (3,239,030)                (368)                 368
               Deferred revenue                                      (734,287)             140,424              296,020
                                                                 ------------         ------------         ------------

    Net cash (used for) provided by
    operating activities                                           (3,664,099)           1,812,346              359,782
                                                                 ------------         ------------         ------------

Cash Flows from Investing Activities:
   Additions to property
     and equipment                                                 (1,102,932)            (110,956)            (109,437)
   Proceeds from sale of assets                                       930,020                 --                   --
   Acquisition of businesses, net of cash acquired                (13,712,087)          (9,805,366)                --
                                                                 ------------         ------------         ------------
    Net cash used for investing activities                        (13,884,999)          (9,916,322)            (109,437)
                                                                 ------------         ------------         ------------

Cash Flows from Financing Activities:
    Loans payable bank, net                                          (460,629)                --                 26,604
    Payment of notes payable                                         (958,201)                --               (152,470)
    Payment of mortgages                                             (108,659)             (86,506)                --
    Payment of capitalized lease obligations                         (151,056)              (5,741)             (20,466)
    Proceeds from long term borrowing                                 572,600                 --                   --
    Net proceeds from issuance of stock                            24,012,569            9,439,500                 --
    Proceeds from exercise of stock options                           882,940               96,704                 --
                                                                 ------------         ------------         ------------

    Net cash provided by (used for)
    financing activities                                           23,789,564            9,443,957             (146,332)
                                                                 ------------         ------------         ------------

Effect of exchange rate changes on cash                              (335,084)                --                   --
                                                                 ------------         ------------         ------------
Net Increase in Cash                                                5,905,382            1,339,981              104,013

Cash and Cash Equivalents at Beginning of Period                    1,987,392              647,411              543,398
                                                                 ------------         ------------         ------------

Cash and Cash Equivalents at End of Period                        $ 7,892,774          $ 1,987,392           $  647,411
                                                                 ============         ============         ============

Cash paid for:
Interest                                                             $411,413               $7,192               $2,305
Income taxes                                                          $97,802              $19,000                $--



See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC.AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. RECENT DEVELOPMENTS AND NATURE OF PRESENTATION

BACKGROUND

Prior to September 30, 1999, Vertex Interactive Inc. (formerly Vertex Industries, Inc.) (the "Company") sold and distributed bar code printers, data collection terminals, software, automated card devices and precision weighing equipment to customers primarily within the United States. The Company also provided systems integration for turnkey automated data collection solutions in real-time systems and warehouse management systems. In addition, through the Netweave license agreement, the Company sold the Netweave middleware product. As a result of various acquisitions, as described in detail below, the Company is now a provider of web-enabled business-to-business fulfillment solutions that enhance productivity across the supply chain in such critical areas as customer relationship management, enterprise applications integration, logistics, inventory and warehouse resource management, route accounting and sales management. The Company has operations throughout North America and Europe.

ACQUISITIONS

Pooling of Interests Method

In June 2000, the Company completed a merger with Positive Developments, Inc. ("PDI"), a designer of software solutions for supply chain applications, by exchanging 400,000 shares of its common stock (40,000 of which are held in escrow, to be released upon the first issuance of the combined companies audited financial statements) for all of the common stock of PDI.

Also in June 2000, the Company completed a merger with Communication Services International, Incorporated ("CSI"), a designer and installer of wireless communications and cabling networks, by exchanging 1,317,647 shares of its common stock (50,000 of which are held in escrow, to be released upon the first issuance of the combined companies audited financial statements) for all of the common stock of CSI.

Prior to these mergers, PDI's fiscal year ended on December 31, and CSI's fiscal year ended on February 28. In recording the business combinations, PDI's and CSI's prior period financial statements have been restated to a year ended September 30, to conform with Vertex's fiscal year end. These mergers constituted tax-free reorganizations and have been accounted for as pooling of interests under Accounting Principles Board Opinion No. 16 "Business Combinations". The Company's financial statements have been restated to include the results of PDI and CSI for all periods presented.

There were no transactions between Vertex and PDI or CSI prior to the respective combinations.

The revenues and net income (loss) for Vertex, the pooled entities and the combined amounts presented in the consolidated financial statements for the periods prior to consummation of the merger were as follows:

                             Nine Months Ended           Year Ended                Year Ended
                               June 30, 2000         September 30, 1999        September 30, 1998
                               -------------         ------------------        -------------------
    Revenues
       Vertex                  $ 28,214,342             $  6,429,466               $4,040,252
       Pooled Entities            4,620,103                3,676,866                2,714,612
                               ------------             ------------               ----------
       Combined                $ 32,834,445             $ 10,106,332               $6,754,864
                               ============             ============               ==========

    Net Income (loss)
       Vertex                  $  ( 993,661)            $   (332,876)              $   82,530
       Pooled Entities              162,943                  172,463                  204,481
                               ------------             ------------               ----------
       Combined                $  ( 830,718)            $  ( 160,413)              $  287,011
                               ============             ============               ==========


Purchase Method

On September 27, 1999, the Company acquired all of the stock of Portable Software Solutions Limited ("PSS"), Portable Software Solutions (Maintenance) Limited ("Maintenance") and Trend Investments Limited ("Trend", and together with PSS and Maintenance, the "PSS Group"). The PSS Group is a leading provider of handheld terminal solutions to mobile workers in the U.K., primarily in the door-to-door insurance and dairy industries. The total purchase price was approximately $10.1 million, including approximately $5.9 million in cash, two notes payable of approximately $800,000 each and 1,591,984 unregistered common shares. The shareholders of the PSS Group may be entitled to additional incentive payments based upon target average annual pre tax profits of the PSS Group for the two years ending December 31, 1999 and 2000. No incentive payments have been earned based on the PSS Group profits to date.

On September 22, 1999, the Company acquired all of the outstanding capital stock of ICS International AG ("ICS"), a leading provider in Germany of integrated high-end wireless data capture solutions to industrial users and one of the few multi-national European providers of such solutions. The total consideration paid to ICS was $5,161,700 of which $3,570,000 was paid in cash at the closing and the balance was in the form of three notes payable of $531,000 each. In addition, the Company purchased ICS's headquarters located in Neu Anspach near Frankfurt, Germany for $1,593,000 of which $372,000 was paid in cash and the remainder was financed through mortgages, the principal amounts of which were $1,221,000.

Effective March 1, 2000, the Company acquired all of the outstanding capital stock of Data Control Systems ("DCS"), a provider of pick-to-light warehouse management systems located in New Jersey. The Company paid the shareholders $14,250,000 in cash (10% of which is held in escrow). The purchase price was also subject to a working capital adjustment, which amounted to an additional $120,000 to be paid to the shareholders.

Effective April 1, 2000, the Company acquired all of the outstanding common stock of Auto-ID, Inc. ("Auto-ID"), a reseller of bar coding equipment. As consideration, the Company issued 100,000 shares of its common stock, which at the date of the transaction had a fair market value of $6 per share.

Effective June 30, 2000, the Company acquired all of the outstanding common stock of Societe Italiana Servizi Italservice S.r.l. ("SIS"), a provider of after-market computer maintenance and software support services. Total consideration paid was $1,750,000 and is subject to an additional incentive payment based upon targeted profits for the fiscal year ended December 31, 2000, up to a maximum of $270,000.

Effective September 30, 2000, the Company acquired all of the outstanding common stock of Renaissance Software Inc. ("RSI"), a developer of supply chain and warehouse management systems. As consideration, Vertex issued 3,571,144 of common stock (263,000 of which are held in escrow), which at the date of the transaction had a fair market value of $13.42 per share. In addition, Vertex reserved 535,644 shares for issuance upon exercise of RSI stock options. The vested portion of these options (included in the total consideration paid for RSI) was estimated to have a total fair market value of $6,217,000. The Company engaged an independent valuation firm to assist in the identification and determination of the fair market value of the acquired RSI intangible assets. A portion of the RSI purchase price was identified, using proven valuation procedures and techniques, as in-process Research and Development (R&D) projects. The revenue projections used to value the in-process R&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. At the date of the acquisition, the products under development had not reached technological feasibility and had no alternative future use. Accordingly, $7,500,000 was expensed as in-process R&D in fiscal 2000. The value assigned to in-process R&D is comprised of various research and development projects. These projects include the introduction of new technologies as well as revisions or enhancements to certain existing technologies. There is risk associated with the completion of the projects, and there is no assurance that each will attain either technological feasibility or commercial success.

The accompanying consolidated financial statements assume the PSS and ICS acquisitions closed effective September 30, 1999, the DCS acquisition closed effective March 1, 2000, the Auto-ID acquisition closed on April 1, 2000, the SIS acquisition closed effective June 30, 2000, and the RSI acquisition closed effective September 30, 2000. The Company has accounted for these acquisitions using the purchase method of accounting in accordance with APB No. 16 and accordingly, the financial statements include the results of operations from October 1, 1999 for PSS and ICS, March 1, 2000 for DCS, April 1, 2000 for Auto-ID, and July 1, 2000 for SIS. The consolidated balance sheet at September 30, 1999 reflects the purchase prices of PSS and ICS allocated on a preliminary basis to the assets and liabilities acquired based on their estimated fair market values. No significant changes have been made to the preliminary allocation of the purchase price. A preliminary allocation of the purchase price for DCS, Auto-ID, SIS, and RSI has been made to the assets and liabilities acquired as of March 1, April 1, June 30, 2000, and September 30, 2000, respectively, based on their estimated fair market values.

     Fair value of net assets acquired:

                                                       September 30,
                                                       -------------
                                                 2000                  1999
                                                 ----                  ----

         Accounts Receivable                  $5,860,616           $4,542,624
         Inventories                           4,461,560            2,674,900
         Other assets                            693,738            1,552,695
         Intangible assets (including
              in-process R&D of $7,500,000)   73,622,084           15,822,576
         Short-term debt                      (3,317,972)          (4,426,708)
         Deferred revenue and customer
           advances                           (4,684,192)            (456,950)
         Other liabilities                    (8,166,881)          (7,488,771)
                                             -----------          -----------

         Total consideration paid, less
             cash acquired                    68,468,953           12,220,366
         Less stock issued to sellers         54,756,866            2,415,000
                                             -----------          -----------
         Net cash paid                       $13,712,087          $ 9,805,366
                                             ===========          ===========

The following table presents unaudited pro forma results of operations of the Company as if the above described purchase method acquisitions had occurred at October 1, 1998:

                                                   Year Ended September 30,
                                                   2000               1999
                                                   ----               ----
          Revenues                             $ 62,607,440       $ 59,033,966
          Net loss                              (13,784,985)       (14,390,860)
          Net loss per share                          (0.54)             (0.59)
          Loss before amortization
             of intangibles                    $ (2,565,975)      $ (3,136,996)


The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 1999, nor do they purport to be indicative of the future results of operations of the Company.

The pro forma amounts reflect the estimated amortization of the excess of the purchase price over the fair value of net assets acquired, the exclusion of the in-process research and development write-off, net interest expense, the net effect of the purchase of real estate compared to lease cost, the estimated federal tax benefit of a consolidated U.S. tax return, and the approximate number of shares issued to complete the acquisitions.

The estimated purchase price for each acquisition may be subject to certain purchase price adjustments.

DISPOSALS

Weighing Product Line

On June 30, 2000, the Company sold all of its tangible and intangible assets related to its weighing product line. As consideration, the Company received $255,000 in cash, and the right to earn a percentage of the buyer's gross sales of the weighing product line over the next three years. Included in the sale were inventory, furniture and equipment, a customer base, trade names, and patents. The book value of the assets sold was approximately $230,000, and accordingly, the Company recorded a gain on the sale of $25,000. The percentage of the buyer's sales that can be earned by the Company will range from 0% to 18% based on the buyer's annual sales volumes of weighing products. For the year ended September 30, 2000, the revenue from weighing products represented less than 2% of consolidated revenues.

PSD

In September, 2000, the Company sold the Printscan (PSD) subsidiary of ICS in Germany. The Company received approximately $600,000 in cash for the stock of PSD. In connection with the sale, the Company wrote off related unamortized goodwill of approximately $634,000. As result of this transaction, the Company recognized a net loss of approximately $195,000, which is included in other income (expense). For the year ended September 30, 2000, the revenue from PSD represented less than 6 % of consolidated revenues.

CHANGE IN FISCAL YEAR END

The Company changed its year-end from July 31 to September 30, effective October 1, 1999. In the Company's Form 10K Transition Report filed in January 2000, the Company included a two-month transition period (August 1, 1999 to September 30, 1999). The accompanying financial statements for the years ended September 30, 1999 and 1998 have been compiled from the records of the Company and restated to reflect the results of operations and cash flows of the Company on the basis of a September 30 fiscal year. Accordingly, the restated consolidated financial statements presented herein are the Company's primary historical financial statements for the periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION

Equipment Sales:

Revenue related to sales of equipment is recognized when the products are delivered, title has passed and no obligations remain.

Software License Sales:

Revenue related to software license sales is recorded at the time of shipment provided that (i.) no significant vendor obligations remain outstanding at the time of sale; (ii.) the collection of the related receivable is deemed probable by management; and (iii.) effective with the adoption of SOP 97-2, "Software Revenue Recognition" as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", that vendor specific objective evidence (V.S.O.E.) of fair value exists for all significant elements, including postcontract customer support (PCS) in multiple element arrangements. Prior to adopting SOP 97-2 in fiscal 1999, the Company followed the provisions of SOP 91-1, which allowed for unbundling of components of multiple element arrangements when subsequent PCS arrangements were equivalent to the PCS offered in the initial period.

Where the services relate to arrangements requiring significant production, modification or customization of software, and the service element does not meet the criteria for separate accounting, the entire arrangement, including the software element, is accounted for in conformity with the percentage-of-completion contract accounting method. Percentage-of-completion generally uses input measures, primarily labor costs, where such measures indicate progress to date and provide a basis to estimate completion.

Support and Service:

The Company accounts for revenue related to postcontract customer support over the life of the arrangements, usually twelve months, pursuant to the licensing agreement between the customers and the Company. The Company also provides consulting and other services on a per-diem billing basis and recognizes such revenues as the services are performed.

DEFERRED REVENUE

Deferred revenue represents the unearned portion of revenue related to PCS and other service arrangements not yet completed and revenue related to multiple element arrangements that could not be unbundled pursuant to SOP 97-2 or, in the case of percentage of completion contracts in accordance with SOP 81-1.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

All items of property and equipment, including amounts recorded under capital leases, are stated at cost. It is the general policy of the Company to depreciate property and equipment under the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the lesser of the useful life of the improvements or the remaining term of the lease.

The estimated useful lives of depreciable assets are as follows

         Category                                    Years
         --------                                    -----
         Buildings                                   20-25
         Office furniture and equipment              3-10
         Computer equipment                          3-7
         Other                                       3-10

INTANGIBLE ASSETS

Intangible assets consist primarily of the excess of cost over the value of identifiable net assets of businesses acquired and are amortized on a straight-line basis over their estimated useful lives which range from 2 to 25 years. The Company's policy is to evaluate its intangible assets based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses. No impairment losses have been recognized in any of the periods presented.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per common share is calculated by dividing net income
(loss), by the weighted average common shares outstanding during the period. Diluted net income per common share is computed similar to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period. For periods in which a net loss occurs, such additional shares would not be included, as their effect would be anti-dilutive.

CASH EQUIVALENTS

The Company considers all investments with an original maturity period of 90 days or less to be cash equivalents.

LONG-LIVED ASSETS

The Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

COMPREHENSIVE INCOME

Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distribution to shareholders and is reported in the Statement of Changes in Stockholders' Equity. Included in the Company's comprehensive income are net income (loss), unrealized gains (losses) on investments and foreign exchange translation adjustments.

STOCK BASED COMPENSATION

The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 has been applied. The Company has elected to continue to account for employee stock-based compensation under Opinion 25 and has made the required disclosures under SFAS 123 (see Note 9).

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services", which require that such equity instruments are recorded at their fair value on the measurement date.

CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentration of credit risks consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to significant credit risk on cash and cash equivalents. Concentration of credit risks with respect to accounts receivable are limited because of the credit worthiness of the Company's major customers.

The Company had one customer that accounted for approximately 11% of revenue for the fiscal year ended September 30, 2000. For the fiscal years ended September 30, 1999 and 1998, two other customers accounted for 48% and 33% of revenue, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The fair value of long-term borrowings are estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

INVESTMENT SECURITIES

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

3. INVENTORIES

Inventories consist of the following:

                                                                 September 30,
                                                              2000              1999
                                                              ----              ----
                  Raw materials                         $1,486,574        $    7,183
                  Work in process                          429,741           338,599
                  Finished goods and parts, net of
                       reserves of $10,000 and
                       $225,290                          2,546,903         2,697,212
                                                        ----------        ----------
                                                        $4,463,218        $3,042,994
                                                        ==========        ==========



4. PROPERTY, EQUIPMENT AND CAPITAL LEASES

Details of property, equipment and capital leases are as follows:

                                                                       September 30,
                                                                   2000                    1999
                                                                   ----                    ----
         Property and equipment:
                  Land                                        $   307,287             $   206,468
                  Buildings                                     1,754,645               1,386,650
                  Leasehold improvements                          363,560                 299,956
                  Other equipment                                 241,364                 822,739
                  Office furniture and equipment                1,027,626               1,094,335
                  Computer equipment                              707,345                 342,018
                                                               ----------              ----------
                                    Total                       4,401,827               4,152,166

                  Less: Accumulated depreciation and

                  amortization                                 (1,336,170)             (1,717,532)
                                                               ----------              ----------

                           Net property and equipment           3,065,657               2,434,634

         Capital leases:
                   Office equipment                               175,308                 253,736
                   Computer equipment                              34,847                  27,564
                   Automobiles                                    163,841                 224,492
                                                               ----------              ----------
                                    Total                         373,996                 505,792

                  Less: Accumulated amortization                 (149,788)               (132,961)
                                                               ----------              ----------

                           Net Capital leases                     224,208                 372,831
                                                               ----------              ----------

                           Net property, equipment and
                             capital leases                   $ 3,289,865             $ 2,807,465
                                                               ==========              ==========




5. BANK LINES OF CREDIT

The Company maintains lines of credit with several banks. In the United States, the Company has a line of credit with a New York bank with an outstanding balance of $422,000 at September 30, 2000 with an interest rate of prime plus 2%. As of result of the RSI acquisition by the Company, this bank debt became due and payable in November.

In addition, the Company has several foreign lines of credit, which allow it to borrow in the applicable local currency. These lines of credit total approximately $2,700,000 and are concentrated in Germany, Italy and the United Kingdom. The Company's lines of credit generally are collateralized by the accounts receivable of the respective subsidiary. As of September 30, 2000 the Company had outstanding balances of approximately $1,453,000 on these foreign lines of credit. These loans bear interest at rates ranging from 5.75% to 9.75%.

At September 30, 2000 the Company had a total of approximately $1,400,000 available under all of its lines of credit.

6. NOTES PAYABLE

The Company has a note payable with a remaining balance of $493,000 bearing interest at 8% relating to the acquisition of ICS. In addition there is a note payable of approximately $1,464,000 due to the sellers of the PSS Group. Vertex and the sellers are currently negotiating the settlement of these notes payable.

7. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                      September 30,
Capital lease obligations                                          2000            1999
-------------------------                                          -----           ----

Obligations under capital leases, due in
varying quarterly/monthly principal
installments and  at varying
interest rates not exceeding 11 1/2%                             $439,238         $383,323

Less: Current portion                                             194,140          165,239
                                                                 --------         --------

Long term capitalized leases                                     $245,098         $217,084
                                                                 ========         ========


Mortgage notes payable
----------------------

Mortgage notes payable bearing interest
at rates from 6% to 8%, collateralized by
buildings, due in monthly installments
through 2030                                                   $1,506,710       $1,221,390

Less: Current portion                                              73,293          103,237
                                                               ----------       ----------

Long term mortgage notes payable                               $1,433,417       $1,118,153
                                                               ==========       ==========

Mortgage payments, including interest, for the next five years approximate $180,000 per year.

OTHER LONG TERM LIABILITIES

Other long-term liabilities consist of $126,580 of deferred rent expense and $122,848 of Irish government non-interest bearing loans that are repayable at rates linked to future revenues earned. Under the terms of the agreement, the loan is repaid at a rate of 4.2% of project sales made in the United States by PSS in the period from July 1998 to June 2001 and is due for repayment commencing in July 1999 and ending in July 2002. If the repayments calculated as a percentage of sales are not sufficient to repay the loans in full, the Irish government may write-off the balance. PSS has not made any sales in the United States to date and thus no repayments have been made against these borrowings through September 30, 2000.

8. ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accrued expenses and other liabilities consist of the following:

                                                                     September 30,
                                                                2000             1999
                                                                ----             ----

Professional fees                                            $  599,343       $  487,755
Vacation salaries, bonus and severance                        1,432,476          798,075
Sales and other taxes, excluding income and payroll             567,267          450,206
Income taxes                                                    374,256           94,800
Payroll and related deductions                                1,081,613          528,495
Project costs                                                   433,494                0
Other                                                         1,858,521        1,120,779
                                                              ---------       ----------
                                                             $6,346,970       $3,480,110
                                                             ==========       ===========


9. STOCKHOLDERS' EQUITY

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

During March and April, 2000, the Company closed on the sale of 3,293,750 unregistered common shares through private placement offerings, resulting in net proceeds (after deducting issuance costs of $2,337,000) of approximately $24,013,000. All of the common shares issued in these private placement offerings carry registration rights requiring the Company to register such shares within six months of the closing. In addition, the Company granted options to financial advisors to purchase an aggregate of 1,100,000 common shares at prices ranging from $4.00 to $8.00 per share contingent upon raising at least $25,000,000, which became fully earned and exercisable in April 2000 on completion of the private placement offerings discussed above. The fair market value of these options was $3,797,000, and was determined in accordance with SFAS #123 using the Black-Scholes formula. This amount was recorded as additional paid in capital, as well as a direct charge against equity as a cost of the private placement offerings.

Pursuant to employment and consulting agreements, one of the pooled entities granted 112,022 restricted shares that were earned from fiscal 1998 through the date of the share issuance in January 2000; this resulted in compensation expense of $21,310, $61,299 and $18,733 in 2000, 1999 and 1998, respectively.

On August 31, 2000, the Company purchased all rights to the NetWeave software product from Netweave Corporation. Consideration for the software was 80,386 shares of Vertex stock, which at the time of the transaction had an aggregate fair market value of approximately $1 million, and the cancellation of approximately $71,000 of debt. The total cost of this software is included in other assets and is being amortized over the five year estimated life of the product. Prior to the acquisition, the Company sold the Netweave software under a licensing agreement with NetWeave Corporation. For the years ended

September 30, 2000, 1999, and 1998, the NetWeave licensing agreement generated revenues of approximately $926,000, $799,000, and $742,000, respectively, and the Company incurred royalty expenses related to the revenues in the amount of $106,000, $176,000, and $155,000, respectively.

INCENTIVE STOCK OPTIONS

The Company has an Incentive Stock Option Plan (the "Plan") that provides for the granting of options to officers and other key employees to purchase shares of the Company's common stock. During the current fiscal year, the Company's Board of Directors approved an increase in the number of shares available for issuance from 2,000,000 to 4,000,000. Options granted under the Plan generally vest over five years and expire after ten years. The exercise price per share may not be less than the fair market value of the stock on the date the option is granted. Options granted to persons owning more than 10% of the voting shares of the Company may not have a term of more than five years and may not be granted at less than 110% of fair market value.

The following table summarizes the common stock options granted, cancelled or exercised under the Plan:


                                           2000                              1999                         1998
                                           ----                              ----                         ----
                                   Common         Weighted          Common       Weighted         Common         Weighted
                                    Stock          Average           Stock        Average          Stock          Average
                                   Options      Exercise Price      Options    Exercise Price     Options      Exercise Price
                                   -------      --------------      -------    --------------    --------      --------------

Outstanding at
beginning of year                  1,016,600     $   1.75            871,600     $   1.63          737,600     $   1.76

Granted                            2,635,000         7.11            325,000         1.60          150,000         0.89
Exercised                           (295,800)       (2.34)           (77,000)       (0.87)            --           --
Cancelled                            (98,200)       (4.57)          (103,000)       (0.86)         (16,000)       (1.04)
                                   ---------                       ---------                       -------

Outstanding at end of year         3,257,600         5.95          1,016,600         1.75          871,600         1.63
                                   =========                       =========                       =======

Weighted average fair value of
options granted during the year                  $   4.28                        $   0.92                      $   0.50



The following table summarizes information on stock options outstanding under the Plan at September 30, 2000:


                                           Options Outstanding                               Options Exercisable
                                            ------------------                                -------------------
                            Options             Weighted             Weighted               Options             Weighted
                          Outstanding           Average              Average              Exercisable           Average
Range of at               September 30,         Exercise             Remaining           at September 30,       Exercise
Exercise Prices               2000               Price            Contractual Life            2000               Price
---------------           -------------         --------          ----------------       -------------          --------

$.50 to $1.50                441,000             $ 0.91                 6.81                 324,000             $0.85
 1.51 to 2.25                375,000               1.74                 8.77                  55,000              1.65
 2.26 to 3.40                 53,600               2.50                 5.43                  13,600              2.50
 3.41 to 5.00                993,000               3.96                 9.27                  55,000              3.82
 5.01 to 7.65                295,000               5.98                 7.48                  20,000              5.75
 7.66 to 11.50               635,000              10.39                 9.19                   5,000              8.13
11.50 to 13.13               465,000              12.71                 9.55                      --                --
                           ---------                                                         -------
                           3,257,600                                                         472,600              1.62
                           =========                                                         =======


OTHER STOCK OPTIONS

In addition to the stock options granted under the employee "Plan" discussed above, the Company periodically grants stock options to non-employees in consideration for services rendered, as well as for services to be rendered. Options issued for services rendered were accounted for under SFAS #123 and EITF Issue 96-18, using the Black-Scholes formula to determine their fair market value. In fiscal 2000, options for 367,691 shares were granted to non-employees, which resulted in additional paid in capital of approximately $1,275,000 and non-cash expenses of approximately $383,000 and prepaid expenses of $882,000. In certain instances, options issued for services to be rendered are contingent upon specific performance by the grantee, and will be valued when performance is completed.

In connection with the purchase of Renaissance Software Inc., the Company assumed 535,644 outstanding stock options of Renaissance employees. The fair market value of the vested portion of these options amounted to $6,217,472 and was included as part of the consideration paid for Renaissance. The unvested portion of these options was $461,000 and is included as deferred compensation in Shareholders' Equity and will be amortized as compensation expense over the employees remaining vesting period.

In January, 2000, the Company also granted non-qualified options aggregating 1,200,000 to directors and officers of the Company at an exercise price of $3.85 (110% of the fair value on the date of grant).

The following table summarizes common stock options granted, cancelled and exercised in addition to those in the Employee Plan:

                                        2000                              1999                          1998
                                        ----                              ----                          ----
                              Common            Weighted          Common        Weighted        Common        Weighted
                               Stock             Average           Stock         Average        Stock          Average
                              Options         Exercise Price      Options     Exercise Price   Options      Exercise Price
                              -------         --------------      -------     --------------   -------      --------------
Outstanding at
beginning of year                475,000          $   .61         505,000         $ .64         510,000         $ 2.24

Granted                        3,203,335             4.07            --            --           115,000            .68
Exercised                       (288,099)            (.66)        (30,000)        1.00             --              --
Cancelled                          --                 --             --            --          (120,000)         (7.50)
                               ---------                          -------                      --------
Outstanding at end of year     3,390,236          $  3.88         475,000         $ .61         505,000         $  .64
                               =========                          =======                      ========
Options exercisable            2,915,578          $  3.92
                               =========



PRO-FORMA SFAS 123 DISCLOSURE

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions, the Company accounts for its stock option plans under Accounting Principles Board Opinion 25 and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as proscribed by SFAS 123, net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated in the table below:

                                                2000               1999            1998
                                                ----               ----            ----
Net income (loss)--as reported             $ (9,412,424)        $(160,413)        $287,011
Net income (loss)--pro-forma                (11,861,944)         (206,588)         230,613
Income (loss) per share--as reported               (.46)             (.02)             .04
Income (loss) per share--pro-forma                 (.58)             (.03)             .03

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                    2000             1999              1998
                                    ----             ----              ----
Expected dividend yield              0%               0%                0%
Expected stock price volatility     88.7             84.2              81.9
Risk-free interest rate              6.98             6.67              6.67
Expected life of options           3 years          3 years           3 years




The effects of applying SFAS 123 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

10. PENSION PLANS

The Company and certain of its subsidiaries maintain 401(k) plans, which are defined contribution plans (the "Plans") covering substantially all employees in the United States. Eligible employees can contribute up to 17% of their compensation not to exceed Internal Revenue Code limits. The Plans provide for matching contributions based on management's discretion. No Company contributions were made for the year ended September 30, 2000. Company contributions for the years ended September 30, 1999 and 1998 were $18,000, and $3,000, respectively.

11. INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes (FASB 109)." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax provision (benefit) included in the statements of operations for the years ended September 30, 2000, 1999, and 1998 consist of the following;

                                                          September 30,
                                              2000          1999          1998
                                              ----          ----          ----
       Current:
              Federal                      $      -     $ 63,000         $       -
              Foreign                       227,686            -                 -
              State                         149,572       25,000                 -
                                            -------       ------         ----------
                  Total Current             377,258       88,000                 -
                                            -------       ------         ----------

       Deferred:
              Federal                             -      461,753         $(288,890)
              Foreign                             -            -                 -
              State                               -            -                 -
                                           --------     --------         ---------
                  Total Deferred                  -      461,753          (288,890)
                                           --------     --------         ---------

                  Total income tax
                    provision              $377,258     $549,753         $(288,890)
                                           ========     ========         =========

The net deferred tax assets in the accompanying balance sheets consist of the following:

                                                                 September 30,
                                                             2000              1999
                                                             ----              ----
       Deferred tax assets:
                  Allowance for doubtful accounts      $   149,188       $    23,831
                  Inventory                                 63,904            82,073
                  Net operating loss carryforwards       2,506,000         1,751,369
                  Other                                     59,373            19,970
                                                       -----------       -----------
                  Total deferred tax assets              2,778,465         1,877,243
                                                       -----------       -----------
       Deferred tax liabilities:
                  Depreciation                             (20,292)          (18,848)
                  Capitalized software                    (266,915)                -
                  Deferred revenue                        (255,459)          (37,339)
                                                       -----------       -----------
                  Total deferred tax liabilities          (542,666)          (56,187)
                                                       -----------       -----------

                  Valuation allowance                   (2,235,799)       (1,821,056)
                                                       -----------       -----------

                  Net deferred tax assets              $         -       $         -
                                                       ===========       ===========




Deferred tax assets arise from the tax benefit of net operating loss carryforwards which are expected to be utilized to offset taxable income and from timing differences between the recognition in financial statements and tax returns of certain inventory costs, bad debt allowances on receivables, depreciation on fixed assets and amortization of certain intangible assets.

A valuation allowance on the net deferred tax assets has been provided based on the Company's assessment of its ability to realize such assets in the future. For the year ended September 30, 2000 the valuation allowance for net deferred tax assets increased by $414,743, as a result of net changes in temporary differences.

The tax provision for the year ended September 30, 1999 is directly related to an increase in the deferred tax asset valuation reserve. The Company believes that as of September 30, 1999, an ownership change under Section 382 of the Internal Revenue Code occurred. The effect of the ownership change would be the imposition of annual limitations on the use of the NOL carryforwards attributable to the periods before the change. Management presently believes it is no longer more likely than not that the deferred tax asset will be realized.

At September 30, 2000, the net operating loss carryforwards available to offset future taxable income consist of approximately $4,450,000 in Federal net operating losses, which will expire in various amounts through 2020, and state net operating losses of approximately $4,666,000 which will expire in various amounts through 2007. Total net operating losses available in foreign jurisdictions are approximately $3,575,000, of which $2,935,000 relate to periods prior to the acquisition of certain subsidiaries by Vertex. When the Company utilizes pre-acquisition net operating losses, the benefit will be reflected as a reduction of goodwill related to the respective subsidiary. Approximately $200,000 of pre-acquisition net operating losses were utilized during fiscal 2000, and the resulting reduction of tax liability was credited directly to goodwill.

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                          September 30,
                                                   2000       1999       1998
                                                   ----       ----       ----
              Statutory rate                       34.0%      34.0%        34.0%
              Effect of:
                  Valuation allowances             (4.2)     103.0     15,341.0
                  Permanent differences           (32.0)
                  State income taxes, net          (2.0)       4.0
                                                 -------     -----     --------
                  Effective income tax rate        (4.2%)    141.0%    15,375.0%
                                                 =======     =====     ========

For 2000, the primary permanent differences relate to amortization of goodwill and in-process R&D write off, which are not deductible for tax purposes.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $970,000 at September 30, 2000. All of these earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

12. COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

The Company and its subsidiaries lease office facilities and certain office equipment under operating leases that expire at various dates through 2007.

Rent expense for the years ended September 30, 2000, 1999, and 1998 was approximately $780,000, $230,000 and $225,000, respectively.

Minimum lease payments and sublease rental income are as follows:

                                                                        Sublease
                                                    Operating            Rental
           Year Ended September 30,                  Leases              Income
                                                     ------              ------
           2001                                    $1,454,884           $ 83,725
           2002                                     1,191,662             83,725
           2003                                       940,636             68,367
           2004                                       757,632             35,340
           Thereafter                                 961,703                  0
                                                   ----------           --------
           Total                                   $5,306,517           $271,157
                                                   ==========           ========





EMPLOYMENT AGREEMENTS AND OTHER COMMITMENTS

The Company has employment agreements with its key employees, the terms of which expire at various times through 2004. Such agreements provide for minimum salary levels as well as for incentive bonuses.

On September 27, 1999 the Company entered into a five year investment banking agreement with another shareholder, MidMark Associates, Inc., for $250,000 per annum payable quarterly at the rate of $62,500.

13. SEGMENT INFORMATION AND INTERNATIONAL OPERATIONS

The Company has one business segment, which is the design, development, marketing and support of business-to-business fulfillment solutions across the supply chain. The following geographic information presents total revenues, gross margin and indentifiable assets for the years ended September 30, 2000, 1999, and 1998 (in thousands):

                                                2000           1999            1998
                                                ----           ----            ----
                  Revenues
                      North America          $ 18,514        $ 10,106         $6,755
                      Europe                   29,255               -              -
                                             --------        --------         ------
                                             $ 47,769        $ 10,106         $6,755
                                             ========        ========         ======
                  Gross Margin
                      North America          $  7,430        $  4,402         $2,955
                      Europe                    7,777               -              -
                                             --------        --------         ------
                                             $ 15,207        $  4,402         $2,955
                                             ========        ========         ======
                  Identifiable assets
                      North America          $102,390        $ 24,145         $5,400
                      Europe                   31,097          27,687              -
                      Eliminations            (23,268)        (21,484)             -
                                             --------        --------         ------
                                             $110,219        $ 30,348         $5,400
                                             ========        ========         ======

14. SUBSEQUENT EVENTS

On December 11, 2000, the Company entered into a definitive agreement to acquire Applied Tactical Systems (ATS) in a transaction valued at approximately $26 million, to be paid for through the issuance of 3.0 million shares of Vertex common stock. The transaction is expected to close by the end of December, 2000.

                    VERTEX INTERACTIVE, INC.AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                               Balance at        Additions         Deductions        Balance
                                               Beginning         Charged to          From           at End of
                                                of Year           Expense           Reserves          Year
                                               ----------        ----------        ----------       ---------
Year Ended September 30, 2000:
     Deducted from accounts receivable for
       doubtful accounts                         $125,166       $ 69,470          $ 14,006         $180,630
     Deducted from inventory as valuation
       allowance                                 $225,290       $ 34,664          $249,954(1)      $ 10,000

Year Ended September 30, 1999:
     Deducted from accounts receivable for
       doubtful accounts                         $ 75,985       $ 94,500          $ 45,319         $125,166
     Deducted from inventory as valuation
       allowance                                 $253,419       $119,406          $147,535         $225,290

Year Ended September 30, 1998:
     Deducted from accounts receivable for
       doubtful accounts                         $ 75,985       $      0          $      0         $ 75,985
     Deducted from inventory as valuation
       allowance                                 $155,419       $ 98,000          $      0         $253,419

(1) Primarily related to sale of weighing product line.

                             STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as................... 'r'