Form 10-Q
period 2000-12-31
VERTEX INTERACTIVE INC
filed 2001-02-20
CIK 779681

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For quarter ended December 31, 2000

                         Commission file Number 0-15066

                            Vertex Interactive, Inc.
                            ------------------------
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

                         Yes      X        No
                              --------          --------

Common stock, par value $.005 per share: 31,269,140 shares outstanding as of February 15, 2001. Preferred stock, par value $.01 per share: 1,356,852 shares outstanding as of February 15, 2001.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                December 31, 2000

                                    I N D E X

                                                                                    PAGE
                                                                                    -----
Part I. Financial Information

        Item 1. Condensed Consolidated Financial Statements

                Condensed Balance Sheets-
                December 31, 2000 and September 30, 2000............................  3

                Condensed Statements of Operations-
                Three months ended December 31, 2000 and 1999.......................  5

                Condensed Statements of Changes in Stockholders' Equity-
                For the year ended September 30, 2000, and the three
                months ended December 31, 2000......................................  6

                Condensed Statements of Cash Flows-
                Three months ended December 31, 2000 and 1999.......................  7

                Notes to Condensed Consolidated Financial Statements................  8

        Item 2. Management's Discussion and Analysis of Consolidated
                Financial Condition and Results of Operations....................... 11

        Item 3. Quantitative and Qualitative Disclosures About Market Risk.......... 13

Part II Other Information

        Item 1. Legal Proceedings................................................... 14
        Item 4. Submission of Matters to a Vote of Security Holders................. 14
        Item 6. Exhibits and Reports on Form 8-K.................................... 14

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         December 31, 2000     September 30, 2000
                                                                         -----------------     ------------------
                                                                            (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                   $  6,001,395          $  7,892,774
Accounts receivable, less allowance for doubtful accounts
 of $223,148 and $180,630 at December 31, 2000 and
 September 30, 2000                                                           13,919,049            11,093,348
Inventories, net                                                               6,090,863             4,463,218
Prepaid expenses and other current assets                                      2,272,993             2,236,331
                                                                            ------------          ------------
   Total current assets                                                       28,284,300            25,685,671
                                                                            ------------          ------------

PROPERTY, EQUIPMENT, AND CAPITAL LEASES:

Property and Equipment                                                         5,176,804             4,401,827
Capital Leases                                                                   386,908               373,996
                                                                            ------------          ------------
   Total property, equipment and capital leases                                5,563,712             4,775,823

Less:     Accumulated depreciation and amortization                           (1,687,002)           (1,485,958)
                                                                            ------------          ------------

Net property, equipment and capital leases                                     3,876,710             3,289,865
                                                                            ------------          ------------
OTHER  ASSETS:
Intangible Assets, net of amortization of $3,808,161 at
 December 31, 2000 and $1,063,775 at September 30, 2000                      105,527,817            78,649,413
Capitalized software, net of amortization of $128,510
 at December 31, 2000 and $86,054 at September 30, 2000                        1,247,909             1,037,350
Other assets                                                                   1,635,319             1,557,177
                                                                            ------------          ------------
   Total other assets                                                        108,411,045            81,243,940
                                                                            ------------          ------------

Total assets                                                                $140,572,055          $110,219,476
                                                                            ============          ============


See notes to condensed consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                       December 31, 2000      September 30, 2000
                                                                     --------------------    -------------------
                                                                         (Unaudited)

CURRENT LIABILITIES:

Bank credit lines                                                           $  1,505,202         $  1,875,463
Notes payable                                                                  2,021,118            1,957,182
Current portion of long-term debt                                                270,078              267,433
Accounts payable                                                               6,833,626            5,222,658
Liabilities to former shareholders                                             1,814,508            1,814,635
Acquisition related accruals                                                   1,176,507            1,847,291
Accrued expenses and other liabilities                                         8,618,997            6,346,970
Advances from customers                                                        1,789,881              636,355
Deferred revenue                                                               5,506,790            3,915,821
                                                                            ------------         -------------
  Total current liabilities                                                   29,536,707           23,883,808

LONG-TERM LIABILITIES:

Obligations under capital leases                                                 206,262              245,098
Mortgage notes payable                                                         1,477,714            1,433,417
Other long-term liabilities                                                      269,489              249,428
                                                                            ------------         ------------

  Total long-term liabilities                                                  1,953,465            1,927,943

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock, par value $.01 per share; 2,000,000 shares
  authorized, none issued and outstanding                                            -                    -
Common stock, par value $.005 per share; 75,000,000 shares
  authorized; 30,611,154 and 26,267,947 shares issued at
  December 31, 2000 and September 30, 2000, respectively                         153,056              131,340
Additional paid-in capital                                                   131,735,502           99,563,198
Deferred compensation                                                           (437,493)            (461,012)
Accumulated deficit                                                          (21,001,949)         (12,955,221)
Accumulated other comprehensive income                                        (1,322,064)          (1,825,411)
                                                                            ------------         ------------
                                                                             109,127,052           84,452,894
Less: Treasury stock, 10,000 shares at cost                                      (45,169)             (45,169)
                                                                            ------------         ------------
  Total stockholders' equity                                                 109,081,883           84,407,725
                                                                            ------------         ------------

Total liabilities and stockholders' equity                                  $140,572,055         $110,219,476
                                                                            ============         =============





See notes to condensed consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                           Three Months Ended December 31
                                                          ---------------------------------
                                                             2000                  1999
                                                          -----------           -----------
OPERATING REVENUES                                        $14,747,017           $10,149,433

COST OF SALES                                              10,991,380             7,037,400
                                                          -----------           -----------

GROSS PROFIT                                                3,755,637             3,112,033
                                                          -----------           -----------
OPERATING EXPENSES:
  Selling and administrative                                7,406,917             2,559,964
  Research and development                                  1,267,583               265,005
  Depreciation and amortization
    of intangibles                                          3,027,977               332,544
                                                          -----------           -----------
   Total operating expenses                                11,702,477             3,157,513
                                                          -----------           -----------

OPERATING INCOME (LOSS)                                    (7,946,840)              (45,480)

OTHER INCOME AND (EXPENSES):

  Interest income                                              42,468                15,185
  Interest expense                                           (220,963)              (95,303)
  Other                                                        87,275                     -
                                                          -----------           -----------
   Net other income (expense)                                 (91,220)              (80,118)
                                                          -----------           -----------

INCOME (LOSS) BEFORE INCOME TAXES                          (8,038,060)             (125,598)

Income Tax Provision                                            8,668                39,059
                                                          -----------           -----------

NET INCOME (LOSS)                                         $(8,046,728)            $(164,657)
                                                          ===========           ===========

Net Income (loss) per share of
  Common Stock:

                                          Basic                 $(.30)                $(.01)


Weighted Average Number of
Shares Outstanding:
                                          Basic            26,626,072            18,654,709



See notes to condensed consolidated financial statements.

                    VERTEX INTERACTIVE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  Common Stock       Additional
                                              --------------------    Paid-In       Deferred     Accumulated   Comprehensive
                                                Shares     Amount     Capital     Compensation     Deficit         Income
                                              ----------  --------  ------------  ------------  -------------  -------------
Balance September 30, 1999                    18,526,746  $ 92,633  $ 17,223,403   $ (21,310)   $ (3,542,797)

Exercise of stock options                        583,899     2,920       880,020
Issuance of stock in connection with
 new investors, net of expenses                3,293,750    16,469    20,199,600
Stock options issued to non-employees                                  5,061,615
Issuance of stock and stock options
 in connection with acquisitions               3,671,144    18,356    54,738,510
Issuance of stock in connection
 with license acquisition                         80,386       402       999,598
Amortization of deferred compensation                                                 21,310
Stock grants to employees                        112,022       560          (560)
Deferred compensation in connection
  with unvested stock options of
  acquired entities                                                      461,012    (461,012)
Other comprehensive income (loss):
  Net loss                                                                                        (9,412,424)  $ (9,412,424)
  Change in unrealized gain/(loss)
    on investment                                                                                                   (18,868)
  Change in unrealized foreign exchange
    translation gains/losses                                                                                     (1,825,411)
                                                                                                               ------------
Comprehensive income (loss)                                                                                    $(11,256,703)
                                              ----------  --------  ------------  ----------    ------------   ============
Balance September  30, 2000                   26,267,947   131,340    99,563,198    (461,012)    (12,955,221)

Exercise of stock options                        187,000       935       637,565
Issuance of stock in connection with
 new investors, net of expenses                1,124,461     5,622     5,103,395
Stock options issued to non-employees                                    106,100
Issuance of stock and stock options
 in connection with acquisitions               3,031,746    15,159    26,247,244
Deferred compensation in connection
  with unvested stock options of
  acquired entities                                                       78,000     (78,000)
Amortization of deferred compensation                                                101,519
Other comprehensive income (loss):
  Net loss                                                                                        (8,046,728)  $ (8,046,728)
  Change in unrealized foreign exchange
    translation gains/losses                                                                                        503,347
                                                                                                                -----------
Comprehensive income (loss)                                                                                    $ (7,543,381)
                                              ----------  --------  ------------  ----------    ------------   ============
Balance December 31, 2000                     30,611,154  $153,056  $131,735,502  $ (437,493)   $(21,001,949)
                                              ==========  ========  ============  ==========    ============

                                                       Accumulated
                                                          Other
                                                      Comprehensive  Treasury
                                                          Income       Stock        Total
                                                      -------------  --------   ------------
Balance September 30, 1999                             $    18,868   $(45,169)  $ 13,725,628

Exercise of stock options                                                            882,940
Issuance of stock in connection with
 new investors, net of expenses                                                   20,216,069
Stock options issued to non-employees                                              5,061,615
Issuance of stock and stock options
 in connection with acquisitions                                                  54,756,866
Issuance of stock in connection
 with license acquisition                                                          1,000,000
Amortization of deferred compensation                                                 21,310
Stock grants to employees                                                               --
Deferred compensation in connection
 with unvested stock options of
 acquired entities                                                                      --
Other comprehensive income (loss):
  Net loss                                                                        (9,412,424)
  Change in unrealized gain/(loss)
    on investment                                          (18,868)                  (18,868)
  Change in unrealized foreign exchange
    translation gains/losses                            (1,825,411)               (1,825,411)

Comprehensive income (loss)
                                                       -----------   --------   ------------
Balance September  30, 2000                             (1,825,411)   (45,169)    84,407,725

Exercise of stock options                                                            638,500
Issuance of stock in connection with
 new investors, net of expenses                                                    5,109,017
Stock options issued to non-employees                                                106,100
Issuance of stock and stock options
 in connection with acquisitions                                                  26,262,403
Deferred compensation in connection
 with unvested stock options of
 acquired entities                                                                      --
Amortization of deferred compensation                                                101,519
Other comprehensive income (loss):
  Net loss                                                                        (8,046,728)
  Change in unrealized foreign exchange
    translation gains/losses                               503,347                   503,347

Comprehensive income (loss)
                                                       -----------   --------   ------------
Balance December 31, 2000                              $(1,322,064)  $(45,169)  $109,081,883
                                                       ===========   ========   ============

See notes to condensed consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three months ended December 31,
                                                                    --------------------------------------------
                                                                           2000                    1999
                                                                    --------------------    --------------------

Cash Flows from Operating Activities:
  Net Income (loss)                                                         $(8,046,728)              $(164,657)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                           3,027,977                 332,544
      Net loss on disposal of assets                                              6,154                  43,127
      Stock options issued in
        consideration for services                                               49,350                       -
      Amortization of deferred compensation                                     101,519                       -
  Changes in assets and liabilities, net of
    acquisitions:
    Accounts receivable, net                                                   (791,433)                834,145
    Inventories, net                                                           (309,413)                117,152
    Prepaid expenses and other current assets                                  (187,435)                (19,840)
    Other assets                                                               (328,062)               (111,835)
    Accounts payable                                                          1,040,290                 614,568
    Accrued expenses and other liabilities                                      (19,108)               (957,186)
    Advances from customers                                                   1,082,799                (480,040)
    Deferred revenue                                                            411,720                (565,996)
                                                                  ---------------------    --------------------

  Net cash used for operating activities                                     (3,962,370)               (358,018)
                                                                  ---------------------    --------------------

Cash Flows from Investing Activities:
  Additions to property
    and equipment                                                               (99,706)               (748,983)
  Acquisition of businesses, net of cash acquired                            (3,178,975)                      -
                                                                  ---------------------    --------------------
  Net cash used for investing activities                                     (3,278,681)               (748,983)

Cash Flows from Financing Activities:
  Loans payable bank, net                                                      (460,877)                519,801
  Payment of long term liabilities                                              (99,372)               (102,369)
  Proceeds from long term borrowing                                                   -                 572,600
  Net proceeds from issuance of stock                                         5,165,767                       -
  Proceeds from exercise of stock options                                       638,500                  58,400
                                                                  ---------------------    --------------------

  Net cash provided by financing activities                                   5,244,018               1,048,432
                                                                  ---------------------    --------------------

  Effect of exchange rate changes on cash                                       105,654                 (39,462)
                                                                  ---------------------    --------------------
Net Increase (Decrease) in Cash                                              (1,891,379)                (98,031)

Cash and Cash Equivalents at Beginning of Period                              7,892,774               1,987,392
                                                                  ---------------------    --------------------

Cash and Cash Equivalents at End of Period                                   $6,001,395              $1,889,361
                                                                  =====================    ====================







See notes to condensed consolidated financial statements.

                    VERTEX INTERACTIVE, INC.AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000
                                   (Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business

Vertex Interactive Inc. (formerly Vertex Industries, Inc.) (the "Company"), as a result of various acquisitions in fiscal 1999 and 2000, is a leading provider of web-enabled business-to-business fulfillment solutions that enhance productivity across the supply chain in such critical areas as customer relationship management, enterprise applications integration, logistics, inventory and warehouse resource management, route accounting and sales management. The Company has operations throughout North America and Europe.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

2. ACQUISITIONS

Effective December 31, 2000, the Company completed a merger with Applied Tactical Systems, Inc. ("ATS"), a provider of connectivity software for SAP installations worldwide, by exchanging 3,000,000 shares of its common stock (210,000 of which are held in escrow, to be released upon the first issuance of the combined companies audited financial statements) for all of the common stock of ATS. Such shares had a fair market value of approximately $8.30 per share at the date of the transaction. In addition, Vertex reserved 153,600 shares for issuance upon exercise of ATS stock options. The vested portion of these options (included in the total consideration paid for ATS) was estimated to have a fair market value of approximately $865,000. The resulting goodwill will be amortized over its estimated useful life of 5 years. Prior to this merger, ATS was a subchapter S corporation under the Internal Revenue Code and ATS's fiscal year ended on December 31.

In October 2000 the Company purchased the assets and business of three former European service and maintenance divisions of Genicom International (collectively referred to as "ESSC") for approximately $2.2 million in cash and 31,746 shares ($500,000) of Vertex common stock. The resulting goodwill is being amortized over its estimated useful life of 25 years.

The above acquisitions were accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations" and accordingly, the results of operations for ESSC have been included in the consolidated results effective November 1, 2000, and the results of operations for ATS will be included in the Company's consolidated results effective January 1, 2001.

The following table presents unaudited pro forma results of operations of the Company as if the above described purchase method acquisitions had occurred at October 1, 1999. The results of operations for the three months ended
December 31, 1999 do not include pro forma amounts for other acquisitions that occurred subsequent to that date but prior to October 1, 2000:


                                                Three Months Ended December 31
                                                2000                       1999
                                                ----                       ----
    Revenues                                  $18,220,020               $14,900,038
    Net loss                                   (8,669,054)               (1,198,112)
    Net loss per share                               (.29)                     (.06)
    Income (loss) before amortization
         of intangibles                       $(4,602,990)                 $252,720

The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 2000, nor do they purport to be indicative of the future results of operations of the Company.

The pro forma amounts reflect the estimated amortization of the excess of the purchase price over the fair value of net assets acquired, the estimated federal tax benefit of a consolidated U.S. tax return, and the approximate number of shares issued to complete the acquisitions.

The estimated purchase price for each acquisition may be subject to certain purchase price adjustments.

3. INVENTORIES

Inventories consist of the following:


                                                   December 31,              September 30,
                                                       2000                      2000
                                                      ------                    ------
         Raw materials                              $2,260,775                $1,486,574
         Work in process                               245,479                   429,741
         Finished goods and parts                    3,584,609                 2,546,903
                                                    ----------                ----------
                                                    $6,090,863                $4,463,218
                                                    ==========                ==========

4. BANK LINES OF CREDIT

The Company maintains lines of credit with several banks in Europe, which allow it to borrow in the applicable local currency. These lines of credit total approximately $2,700,000 and are concentrated in Germany, Italy and the United Kingdom. The Company's lines of credit generally are collateralized by the accounts receivable of the respective subsidiary. As of December 31, 2000 the Company had outstanding balances of approximately $1,500,000 on these foreign lines of credit. These loans bear interest at rates ranging from 5.75% to 9.75%.

At December 31, 2000 the Company had a total of approximately $1,200,000 available under all of its lines of credit.

5. NOTES PAYABLE

The Company has a note payable with a remaining balance of approximately $500,000 bearing interest at 8% for the September 1999 acquisition of ICS International AG (ICS) in Germany. In addition there is a note payable of approximately $1,500,000 due to the sellers of the Portable Software Solutions
(PSS) Group, which the Company purchased in September, 1999. In January 2001, the sellers of ICS and PSS reached separate agreements to accept Vertex common stock in full settlement of these notes payable, interest thereon and all remaining obligations to these former owners.

6. STOCKHOLDERS' EQUITY

During December 2000, the Company closed on the sale of 1,124,461 unregistered common shares, together with 337,341 options to purchase common stock at $7.50, through a private placement offering, resulting in net proceeds (after deducting issuance costs of $449,000) of approximately $5,166,000. All of the common shares issued in this private placement offering carry registration rights requiring the Company to register such shares within three months of the closing. In addition, the Company granted options to financial advisors to purchase an aggregate of 25,000 common shares at $5.00 per share, which became fully earned and exercisable on completion of the private placement offering discussed above. The fair market value of these options was approximately $57,000, and was determined in accordance with SFAS #123 using the Black-Scholes formula. This amount was recorded as additional paid in capital, as well as a direct charge against equity as a cost of the private placement offering.

During the three months ended December 31, 2000, the Company granted 585,000 stock options to employees, at prices ranging from $5.72 to $9.00 per share. In addition, the Company granted 17,500 stock options to non-employees in consideration for services rendered. Options issued for services rendered were accounted for under SFAS #123 and EITF Issue 96-18, using the Black-Scholes formula to determine their fair market value, and resulted in additional paid in capital and non-cash expenses of approximately $50,000.

During the three month period ended December 31, 2000, options for 187,000 shares of common stock were exercised resulting in cash proceeds of $638,500.

7. SUBSEQUENT EVENTS

On February 7, 2001, the Company acquired the transportation management software and certain engineering assets of Pitney Bowes in return for approximately 1,350,000 shares of Vertex preferred stock (approximate fair market value of $11 million), which shares are convertible into common shares. The companies will jointly develop, market and support a suite of integrated supply chain applications.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Overview

As discussed in Note 1 to the Consolidated Financial Statements, included in the Annual Report on Form 10K for the year ended September 30, 2000, the Company completed several significant acquisitions in fiscal 2000, transforming the Company from primarily producing hardware devices to developing sophisticated, software products and systems designed for the automation of business processes to manage orders, manage the procurement and selection of products so ordered, and manage the delivery of such products through the supply chain to end customers. These systems may also contain hardware devices manufactured by third parties, which the Company resells as part of the solution for the customer.

Significant acquisitions completed in fiscal 2000 are summarized below. Under the purchase method of accounting, the results of operations for these purchased companies are included in the consolidated results of operations from the respective effective date of their acquisition.

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

As described in Note 2 to the Condensed Consolidated Financial Statements included herein, the Company completed two acquisitions during the three months ended December 31, 2000. The purchase of ESSC was effective October 31, 2000 and the results of operations were included in the consolidated results from November 1, 2000. The merger with ATS was effective December 31, 2000 and thus the results of operations for ATS will be included in the Company's consolidated results of operations beginning January 1, 2001.

The management discussion and analysis that follows compares the results of the three month period ended December 31, 2000 ("2001") with the results for the three month period ended December 31, 1999 ("2000").

Results of Operations

Operating Revenues:

Operating revenues increased by approximately $4.6 million (or 45%) to $14.7 million in 2001. The acquisitions of DCS, Auto-ID, SIS, RSI and ESSC (the "Purchase Acquisitions") contributed approximately $4.7 million of the increase. The operating revenues for Vertex, excluding the Purchase Acquisitions, decreased slightly from 2000 to 2001. Revenues in 2001 were lower than 2000 as a result of the sale of two equipment-oriented product lines, during the second half of fiscal 2000, that were under margin pressure and experiencing declining sales, and lower sales in Europe this year. These decreases were offset by an increase in the Company's North American business in 2001. In addition, the Company's efforts to redirect its sales forces to sell software products and solutions, as opposed to equipment-oriented sales, had a temporary negative impact on 2001 revenues in both North America and Europe.

Gross Profit:

Gross profit increased by approximately $0.6 million (or 21%) to $3.8 million in 2001. As a percent of operating revenues, gross profit was 25.5% in 2001 as compared to 30.7% in 2000. The Purchase Acquisitions contributed approximately $1.6 million of gross profit in 2001, which is approximately 33.8% of their operating revenue. The gross profit for Vertex, excluding the Purchase Acquisitions, decreased approximately $0.9 million from the prior year.
This decrease reflects the relative impact of a large sale in Europe at normal margins last year and a large North American sale in the current year at below normal margins. In addition, the Company's efforts to redirect its sales forces to sell software products and solutions has also had a temporary negative impact on margins.

Operating Expenses:

Selling and administrative expenses increased approximately $4.8 million (or 189%) to $7.4 million in 2001. The Purchase Acquisitions contributed approximately $2.2 million of the increase. The remainder of the increase is primarily the result of building the corporate infrastructure to support a $50 million plus revenue company and significant investments in sales and marketing. The sales force has been expanded to approximately 70 sales representatives. In addition, the Company has commenced the process of integrating the selling and administrative functions of the subsidiaries, with the goal of increasing efficiency and leveraging its wider geographic coverage.

Research and development expenses have increased approximately $1.0 million (or 378%) from $0.3 million in 2000. In addition, $0.3 million of software development expenses incurred in 2001 were capitalized. Thus, total research and development expenditures in 2001 were approximately $1.6 million. This increase reflects the Company's transformation from primarily producing and reselling hardware devices to developing sophisticated warehouse management and order fulfillment solutions, with an increasing emphasis on providing Internet enabling technologies.

The amortization of intangibles has increased $2.6 million to $2.8 million in 2001 as a direct result of the Purchase Acquisitions. These intangibles are being amortized over their estimated lives ranging from 2 to 25 years.

Interest income increased approximately $27,000 (or 180%) in 2001. Interest earning cash balances obtained with the Purchase Acquisitions and increased earnings at Vertex as a result of the proceeds from the stock issuances last year accounted for the increase. Interest expense increased by approximately $125,000 to $220,000 in 2001. The increased interest expense was from working capital borrowings and acquisition related debt, including the assumption of outstanding bank lines of credit and notes payable to sellers.

The income tax provision in 2001 and 2000 includes U.S. state and foreign taxes provided on the profit of certain subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses are an adjustment of goodwill.

Net Income (loss):

Net income in 2000 reflected the operations of Vertex, excluding the Purchase Acquisitions. The 2001 net loss includes the operations of the Purchase Acquisitions, as well as the increased selling, general and administrative expenses, greater research and development spending, the impact of the amortization of intangibles, and interest expense related to these acquisitions.

Liquidity and Capital Resources

In December 2000, the Company executed private placement sales of common shares resulting in approximately $5.2 million of proceeds (net of cash transaction costs totaling $ 0.4 million). The exercise of stock options in 2001 totaled $0.6 million. Approximately $3.2 million of cash was used to acquire ESSC and pay acquisition related expenses and liabilities, $4.0 million was used to fund operating activities, and $0.6 was used to pay debt obligations. The above activity resulted in a decrease of approximately $1.9 million in the Company's cash balance to $6.0 million at December 31, 2000.

At December 31, 2000 the Company had approximately $1.2 million available under various credit lines, most of which are with European banks and are secured by the respective local subsidiary's accounts receivable. The Company's principal sources of ongoing liquidity are the cash flows of its subsidiaries, cash available from various existing credit lines and potential new credit facilities. The Company is currently negotiating with several international money-center banks regarding a consolidated domestic credit facility and a possible multi-currency, multi-national credit facility. The Company may from time to time, sell common equity in private placements or in public offerings, depending upon such things as market conditions, the Company's capital needs and general economic conditions at the time of such sales.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates.

The Company is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar and currencies of the Company's subsidiaries and operations in Europe. Revenues from these operations are typically denominated in European currencies thereby potentially affecting the Company's financial position, results of operations, and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flow of the Company. However, there can be no assurance that a sudden and significant decline in the value of European currencies would not have a material adverse effect on the Company's financial condition and results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company submitted a Solicitation of Written Consents to shareholders of record at the close of business on December 14, 2000 to approve the amendment of the Certificate of Incorporation to increase the authorized shares of common stock from 32,000,000 to 75,000,000. Approval was granted effective December 29, 2000.

Item 6.  Exhibits and Reports on Form 8-K

        (b)  The following Reports on Form 8-K were filed during the period:

             Form 8-K dated September 18, 2000, filed October 2, 2000

                    Acquisition of Renaissance Software Inc.

             Form 8-Ka dated September 18, 2000, filed December 4, 2000

                    Re: Acquisition of Renaissance Software Inc.
                            Audited financial statements
                            Pro-Forma Financial Information

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

February 20, 2001