Form 10-Q
period 2001-03-31
VERTEX INTERACTIVE INC
filed 2001-05-15
CIK 779681

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended March 31, 2001

                         Commission file Number 0-15066

                            Vertex Interactive, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                      22-2050350
       ----------                                      ----------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                22 Audrey Place Fairfield, New Jersey      07004
                -------------------------------------    ----------
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

                                          Yes      X        No
                                              ------------     ------------

Common stock, par value $.005 per share: 34,056,375 shares outstanding as of May 11, 2001.

Preferred stock, par value $.01 per share: 1,356,852 shares outstanding as of May 11, 2001.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 March 31, 2001

                                    I N D E X
                                    ---------

                                                                                         PAGE
                                                                                         ----

Part I.   Financial Information

               Item 1.   Condensed Consolidated Financial Statements

                         Condensed Balance Sheets-
                         March 31, 2001 and September 30, 2000 ...........................  3

                         Condensed Statements of Operations-
                         Three and Six months ended March 31, 2001 and 2000 ..............  5

                         Condensed Statements of Changes in Stockholders'
                         Equity-For the year ended September 30, 2000, and the
                         six months ended March 31, 2001 .................................  6

                         Condensed Statements of Cash Flows --
                         Six months ended March 31, 2001 and 2000 ........................  7

                         Notes to Condensed Consolidated Financial Statements ............  8

               Item 2.   Management's Discussion and Analysis Of Consolidated
                         Financial Condition and Results of Operations ................... 11

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk ...... 14

Part II   Other Information

               Item 1.   Legal Proceedings ............................................... 15
               Item 4.   Submission of Matters to Vote of Security Holders ............... 15
               Item 6.   Exhibits and Reports on Form 8-K ................................ 15

                      VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                                                          March 31, 2001     September 30, 2000
                                                                                      --------------------  ---------------------
                                                                                          (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                                                    $  2,562,908           $  7,892,774
Accounts receivable, less allowance for doubtful accounts
of $302,670 and $180,630 at March 31, 2001 and
 September 30, 2000                                                                            12,840,931             11,093,348
Inventories, net                                                                                5,533,462              4,463,218
Prepaid expenses and other current assets                                                       2,273,784              2,236,331
                                                                                      --------------------  ---------------------
Total current assets                                                                           23,211,085             25,685,671

PROPERTY, EQUIPMENT, AND CAPITAL LEASES
Property and Equipment                                                                          5,738,171              4,401,827
Capital Leases                                                                                    392,852                373,996
                                                                                      --------------------  ---------------------
   Total property, equipment and capital leases                                                 6,131,023              4,775,823
Less:     Accumulated depreciation and amortization                                            (2,046,112)            (1,485,958)
                                                                                      --------------------  ---------------------
Net property, equipment and capital leases                                                      4,084,911              3,289,865

OTHER  ASSETS:
Intangible Assets, net of amortization of $7,182,837 at
March 31, 2001 and $1,063,775 at September 30, 2000                                           108,827,449             78,649,413
Capitalized software, net of amortization of $165,026
at March 31, 2001 and $86,054 at September 30, 2000                                             1,381,038              1,037,350
Other assets                                                                                    1,434,752              1,557,177
                                                                                      --------------------  ---------------------
Total other assets                                                                            111,643,239             81,243,940
                                                                                      --------------------  ---------------------
Total assets                                                                                 $138,939,235           $110,219,476
                                                                                      ====================  =====================

See notes to consolidated financial statements.

                      VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          March 31, 2001     September 30, 2000
                                                                                      --------------------  -------------------
                                                                                          (Unaudited)
CURRENT LIABILITIES:
Bank credit lines                                                                            $  1,653,373         $  1,875,463
Notes payable                                                                                   1,957,404            3,434,682
Current portion of long-term debt                                                                 266,560              267,433
Accounts payable                                                                                7,754,943            5,222,658
Liabilities to former shareholders                                                                503,238              337,135
Acquisition related accruals                                                                      413,091            1,847,291
Accrued expenses and other liabilities                                                          8,961,527            6,346,970
Advances from customers                                                                         1,078,543              636,355
Deferred revenue                                                                                5,759,132            3,915,821
                                                                                      --------------------  -------------------
  Total current liabilities                                                                    28,347,811           23,883,808

LONG-TERM LIABILITIES:
Obligations under capital leases                                                                  156,235              245,098
Mortgage notes payable                                                                          1,405,034            1,433,417
Other long term liabilities                                                                       678,302              249,428
                                                                                      --------------------  -------------------
  Total long-term liabilities                                                                   2,239,571            1,927,943

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock, par value $.01 per share; 2,000,000 shares
 authorized, 1,356,852 issued and outstanding ($10,000,000 aggregate
 liquidation preference)                                                                           13,569                -
Common stock, par value $.005 per share; 75,000,000 shares
 authorized; 31,267,655 and 26,267,947 shares issued at
March 31, 2001 and September 30, 2000, respectively                                               156,338              131,340
Additional paid-in capital                                                                    144,550,091           99,563,198
Deferred compensation                                                                            (321,504)            (461,012)
Accumulated deficit                                                                           (34,255,729)         (12,955,221)
Accumulated other comprehensive income                                                         (1,745,743)          (1,825,411)
                                                                                      --------------------  -------------------
                                                                                              108,397,022           84,452,894
Less: Treasury stock, 10,000 shares at cost                                                       (45,169)             (45,169)
                                                                                      --------------------  -------------------
  Total stockholders' equity                                                                  108,351,853           84,407,725
                                                                                      --------------------  -------------------
Total liabilities and stockholders' equity                                                   $138,939,235         $110,219,476
                                                                                      ====================  ===================

See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended March 31                 Six Months Ended March 31
                                                -----------------------------------------  -----------------------------------------
                                                       2001                 2000                  2001                 2000
                                                                        (See Note 1)                               (See Note 1)
                                                -------------------- --------------------  -------------------- --------------------
OPERATING REVENUES                                      $15,341,053          $10,428,558           $30,088,070          $20,577,991
COST OF SALES                                             9,396,811            7,620,869            20,388,191           14,658,269
                                                -------------------- --------------------  -------------------- --------------------
GROSS PROFIT                                              5,944,242            2,807,689             9,699,879            5,919,722
                                                -------------------- --------------------  -------------------- --------------------
OPERATING EXPENSES:
  Selling and administrative                              9,346,285            2,404,738            16,753,202            4,964,702
  Research and development                                2,284,902              313,982             3,552,485              578,987
  Depreciation and amortization                                                        -                                          -
    of intangibles                                        3,742,838              400,249             6,770,815              732,793
  In-process R&D write-off                                3,600,000                    -             3,600,000                    -
                                                -------------------- --------------------  -------------------- --------------------
    Total operating expenses                             18,974,025            3,118,969            30,676,502            6,276,482
                                                -------------------- --------------------  -------------------- --------------------
OPERATING INCOME (LOSS)                                 (13,029,783)            (311,280)          (20,976,623)            (356,760)
OTHER INCOME AND (EXPENSES):
  Interest income                                            47,746               53,104                90,214               68,289
  Interest expense                                         (173,197)            (199,664)             (394,160)            (294,967)
  Other                                                     (61,938)                   -                25,337                    -
                                                -------------------- --------------------  -------------------- --------------------
    Net other income (expense)                             (187,389)            (146,560)             (278,609)            (226,678)
                                                -------------------- --------------------  -------------------- --------------------
INCOME (LOSS) BEFORE INCOME TAXES                       (13,217,172)            (457,840)          (21,255,232)            (583,438)
Income Tax Provision                                         36,608              115,392                45,276              154,451
                                                -------------------- --------------------  -------------------- --------------------
NET INCOME (LOSS)                                      ($13,253,780)           ($573,232)         ($21,300,508)           ($737,889)
                                                ==================== ====================  ==================== ====================
Net Income (loss) per share of
  Common Stock:
                                    Basic and Diluted         ($.43)               ($.03)                ($.74)               ($.04)
Weighted Average Number of
Shares Outstanding:
                                    Basic and Diluted    31,132,917           18,822,150            28,854,732           18,737,972

See notes to consolidated financial statements.

                    VERTEX INTERACTIVE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                         Preferred Stock                Common Stock
                                                    -------------------------     --------------------------
                                                     Shares           Amount        Shares          Amount
                                                    ---------         -------     ----------      ----------
Balance September 30, 1999                                 --         $    --     18,526,746         $92,633
Exercise of stock options                                                            583,899           2,920
Issuance of stock in connection with
new investors, net of expenses                                                     3,293,750          16,469
Stock options issued to non-employees
Issuance of stock and stock options in
connection with acquisitions                                                       3,671,144          18,356
Issuance of stock in connection with
license acquisition                                                                   80,386             402
Amortization of deferred compensation
Stock grants to employees                                                            112,022             560
Deferred compensation
Other Comprehensive income (loss), net of tax:
    Net loss
    Change in unrealized gain/(loss)
      on investment
    Change in unrealized foreign
      exchange translation
      gains/losses

Comprehensive income (loss)
                                                    ---------         -------     ----------      ----------
Balance September 30, 2000                                 --         $    --     26,267,947         131,340
Exercise of stock options                                                            402,815           2,014
Issuance of stock and stock
options in connection with
New investors, net of expenses                                                     1,124,461           5,622
Stock options issued to non-employees
Issuance of stock in connection with
retirement of debt and related obligations                                           398,000           1,990
Issuance of stock and stock options in
connection with acquisitions                        1,356,852          13,569      3,074,432          15,372
Deferred compensation
Amortization of deferred compensation
Other Comprehensive income (loss), net of
tax:
    Net loss
    Change in unrealized foreign
      exchange translation
      gains/losses

Comprehensive income (loss)
                                                    ---------         -------     ----------       --------
Balance March 31, 2001                              1,356,852         $13,569     31,267,655       $156,338
                                                    =========         =======     ==========       ========




                                                       Additional
                                                        Paid-In         Deferred     Accumulated   Comprehensive
                                                        Capital       Compensation     Deficit         Income
                                                       ----------       --------     -----------    ------------
Balance September 30, 1999                            $17,223,403       $(21,310)    $(3,542,797)
Exercise of stock options                                 880,020
Issuance of stock in connection with
new investors, net of expenses                         20,199,600
Stock options issued to non-employees                   5,061,615
Issuance of stock and stock options in
connection with acquisitions                           54,738,510
Issuance of stock in connection with
license acquisition                                       999,598
Amortization of deferred compensation                                     21,310
Stock grants to employees                                    (560)
Deferred compensation                                     461,012       (461,012)
Other Comprehensive income (loss), net of tax:
    Net loss                                                                          (9,412,424)    $(9,412,424)
    Change in unrealized gain/(loss)
      on investment                                                                                      (18,868)
    Change in unrealized foreign
      exchange translation
      gains/losses                                                                                    (1,825,411)
                                                                                                    ------------
Comprehensive income (loss)                                                                         $(11,256,703)
                                                       ----------       --------     -----------    ============
Balance September  30, 2000                            99,563,198       (461,012)    (12,955,221)
Exercise of stock options                                 876,401
Issuance of stock in connection with
New investors, net of expenses                          4,627,895
Stock options issued to non-employees                     651,600
Issuance of stock in connection with
retirement of debt and related obligations              1,988,010
Issuance of stock and stock options in
connection with acquisitions                           36,798,787
Deferred compensation                                      44,200        (44,200)
Amortization of deferred compensation                                    183,708
Other Comprehensive income (loss), net of
tax:
    Net loss                                                                         (21,300,508)   $(21,300,508)
    Change in unrealized foreign
      exchange translation
      gains/losses                                                                                        79,668
                                                                                                    ------------
Comprehensive income (loss)                                                                         $(21,220,840)
                                                    ------------      ---------    ------------     ============
Balance March 31, 2001                              $144,550,091      $(321,504)   $(34,255,729)
                                                    ============      =========    ============



                                                    Accumulated
                                                      Other
                                                   Comprehensive  Treasury
                                                      Income        Stock          Total
                                                    ----------     -------      ----------
Balance September 30, 1999                             $18,868    $(45,169)    $13,725,628
Exercise of stock options                                                          882,940
Issuance of stock in connection with
new investors, net of expenses                                                  20,216,069
Stock options issued to non-employees                                            5,061,615
Issuance of stock and stock options in
connection with acquisitions                                                    54,756,866
Issuance of stock in connection with
license acquisition                                                              1,000,000
Amortization of deferred compensation                                               21,310
Stock grants to employees                                                             --
Deferred compensation                                                                 --
Other Comprehensive income (loss), net of tax:
    Net loss                                                                    (9,412,424)
    Change in unrealized gain/(loss)
      on investment                                    (18,868)                    (18,868)
    Change in unrealized foreign
      exchange translation
      gains/losses                                  (1,825,411)                 (1,825,411)

Comprehensive income (loss)
                                                    ----------     -------      ----------
Balance September  30, 2000                         (1,825,411)    (45,169)     84,407,725
Exercise of stock options                                                          878,415
Issuance of stock in connection with
New investors, net of expenses                                                   4,633,517
Stock options issued to non-employees                                              651,600
Issuance of stock in connection with
retirement of debt and related obligations                                       1,990,000
Issuance of stock and stock options in
connection with acquisitions                                                    36,827,728
Deferred compensation                                                                 --
Amortization of deferred compensation                                              183,708
Other Comprehensive income (loss), net of
tax:
    Net loss                                                                   (21,300,508)
    Change in unrealized foreign
      exchange translation
      gains/losses                                      79,668                      79,668

Comprehensive income (loss)
                                                   -----------    --------    ------------
Balance March 31, 2001                             $(1,745,743)   $(45,169)   $108,351,853
                                                   ===========    ========    ============

See notes to consolidated financial statements.

                                   VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six months ended March 31,
                                                                     --------------------------------------------
                                                                            2001                    2000
                                                                     --------------------    --------------------
Cash Flows from Operating Activities:
Net Income (loss)                                                           ($21,300,508)              ($737,889)
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                                                  6,770,815                 732,793
Net loss on disposal of assets                                                    10,471                  25,613
Stock and stock options issued in                                                                              -
consideration for services                                                       916,891                  95,640
Amortization of deferred compensation costs                                      183,708                       -
In-process R&D write-off                                                       3,600,000                       -
Deferred Taxes                                                                         -                (300,000)
Changes in assets and liabilities, net of
  acquisitions:
Accounts receivable, net                                                        (390,906)                156,789
Inventories, net                                                                 100,844               1,349,030
Prepaid expenses and other current assets                                       (352,852)                (164,622)
Other assets                                                                    (528,507)               (443,709)
Accounts payable                                                               2,060,170               1,240,989
Accrued expenses and other liabilities                                           680,442                (875,915)
Advances from customers                                                          409,886              (1,707,531)
Deferred revenue                                                                 378,977                (810,881)
                                                                     --------------------    --------------------
Net cash used for operating activities                                        (7,460,569)             (1,439,693)
                                                                     --------------------    --------------------
Cash Flows from Investing Activities:
Additions to property and equipment                                             (341,530)               (834,141)
Proceeds from sale of fixed assets                                                                        18,195
Acquisition of businesses, net of cash acquired                               (3,668,578)                645,130
                                                                     --------------------    --------------------
Net cash used for investing activities                                        (4,010,108)               (170,816)
                                                                     --------------------    --------------------
Cash Flows from Financing Activities:
Bank lines of credit, net                                                       (251,579)                727,796
Payment of long term liabilities                                                (175,991)               (625,137)
Proceeds from long term borrowing                                                437,816                 572,600
Net proceeds from issuance of stock                                            5,152,767              23,100,000
Proceeds from exercise of stock options                                          878,415                 397,514
                                                                     --------------------    --------------------
Net cash provided by financing activities                                      6,041,428              24,172,773
                                                                     --------------------    --------------------
Effect of exchange rate changes on cash                                           99,383                (154,733)
                                                                     --------------------    --------------------
Net Increase (decrease) in Cash                                               (5,329,866)             22,407,531
Cash and Cash Equivalents at Beginning of Period                               7,892,774               1,987,392
                                                                     --------------------    --------------------
Cash and Cash Equivalents at End of Period                                    $2,562,908             $24,394,923
                                                                     ====================    ====================

See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company's prior year financial statements have been restated to reflect the results of Positive Developments, Inc. and Communication Services International, Inc., which were pooled during the third quarter of fiscal 2000.

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

In December 2000, the Company completed a merger with Applied Tactical Systems, Inc. ("ATS"), a provider of connectivity software for SAP installations worldwide, by exchanging 3,000,000 shares of its common stock (210,000 of which are held in escrow, to be released upon the first issuance of the combined companies audited financial statements) for all of the common stock of ATS. Such shares had a fair market value of approximately $8.30 per share at the date of the transaction. In addition, Vertex reserved 153,600 shares for issuance upon exercise of ATS stock options. The vested portion of these options (included in the total consideration paid for ATS) was estimated to have a fair market value of approximately $865,000. Prior to this merger, ATS was a subchapter S corporation under the Internal Revenue Code and ATS's fiscal year ended on December 31.

In February 2001, the Company purchased from Pitney Bowes its Transportation Management Software and certain engineering assets (the Transcape Division, or "Transcape"). Consideration for Transcape was 1,356,852 shares of the Company's preferred stock, which on the date of acquisition, was estimated to have a fair market value of approximately $10.4 million. A portion of the Transcape purchase price was identified, using proven valuation procedures and techniques, as in-process Research and Development (R&D) projects. The revenue projections used to value the in-process R&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. At the date of the acquisition, the products under development had not reached technological feasibility and had no alternative future use. Accordingly, $3,600,000 was expensed as in-process R&D in fiscal 2001. The value assigned to in-process R&D is comprised of various research and development projects. These projects include the introduction of new technologies as well as revisions or enhancements to certain existing technologies. There is risk associated with the completion of the projects, and there is no assurance that each will attain either technological feasibility or commercial success.

The following table presents unaudited pro forma results of operations of the Company as if the above described purchase method acquisitions had occurred at October 1, 1999:

                                                        Six Months Ended March 31,
                                                      2001                      2000
                                                      ----                      ----
         Revenues                                $ 33,460,000               $29,466,000
         Net loss                                 (22,531,000)               (3,049,000)
         Net loss per share                              (.71)                     (.14)
         Net loss before amortization
              of intangibles and in-process
              R&D write-off                      $(11,893,000)              $  (951,000)


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

3. INVENTORIES

Inventories consist of the following:

                                                     March 31,               September 30,
                                                       2001                       2000
                                                      ------                    -------
         Raw materials                              $1,546,333                $1,486,574
         Work in process                               605,938                   429,741
         Finished goods and parts                    3,381,191                 2,546,903
                                                     ---------                 ---------
                                                    $5,533,462                $4,463,218
                                                    ==========                ==========

4. BANK LINES OF CREDIT

The Company maintains lines of credit with several banks in Europe, which allow it to borrow in the applicable local currency. These lines of credit total approximately $2,300,000 and are concentrated in Germany, Italy and the United Kingdom. The Company's lines of credit generally are collateralized by the accounts receivable of the respective subsidiary. As of March 31, 2001 the Company had outstanding balances of approximately $1,650,000 on these foreign lines of credit. These loans bear interest at rates ranging from 6.5% to 11.5%.

At March 31, 2001 the Company had a total of approximately $660,000 available under all of its lines of credit.

5. NOTES PAYABLE

The Company has a note payable with a remaining balance of approximately $500,000 bearing interest at 8% for the September 1999 acquisition of ICS International AG (ICS) in Germany. In January 2001, the Company issued 398,000 shares of common stock, which had a fair market value of $1,990,000, in settlement of the $1,500,000 note payable, accrued interest thereon and other obligations to the sellers of the Portable Software Solutions (PSS) Group.

The Company has approximately $1.5 million in promissory notes payable related to the September 2000 acquisition of Renaissance Software, Inc. These promissory notes bear interest at 8% and are due on June 30, 2001.

6. STOCKHOLDERS' EQUITY

During December 2000, the Company closed on the sale of 1,124,461 unregistered common shares, together with 337,341 options to purchase common stock at $7.50, through a private placement offering, resulting in net proceeds (after deducting issuance costs of $462,000) of approximately $5,153,000. All of the common shares issued in this private placement offering carry registration rights requiring the Company to register such shares within three months of the closing.

In connection with the Transcape acquisition (Note 2), the Company issued 1,356,852 shares of preferred stock. The preferred stock is convertible, at the option of the holder, into common stock on a one for one basis. In addition, preferred stockholders are not entitled to dividends.

In addition, the Company granted options to financial advisors to purchase an aggregate of 150,000 common shares at prices ranging from $5.00 to $6.94 per share. The fair market value of these options was approximately $519,000, and was determined in accordance with SFAS #123 using the Black-Scholes formula. This amount was recorded as additional paid in capital, as well as a direct charge against equity as a cost of raising equity.

During the six months ended March 31, 2001, the Company granted 1,144,296 stock options to employees and directors, at prices ranging from $5.72 to $15.88 per share. In addition, the Company granted 59,500 stock options to non-employees in consideration for services rendered. Options issued to non-employees for services rendered were accounted for under SFAS #123 and EITF Issue 96-18, using the Black-Scholes formula to determine their fair market value, and resulted in additional paid in capital and non-cash expenses of approximately $132,350.

During the six month period ended March 31, 2001, options for 402,815 shares of common stock were exercised resulting in cash proceeds of $878,415. Also during the period, 44,866 stock options were cancelled.

7. SUBSEQUENT EVENTS

In April 2001, the Company closed on the sale of 2,783,904 unregistered common shares, through a private placement offering, resulting in proceeds of approximately $4 million. All of the common shares issued in this private placement offering carry registration rights requiring the Company to register such shares.

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

As described in Note 2 to the Condensed Consolidated Financial Statements included herein, the Company completed three significant acquisitions during the six months ended March 31, 2001. The purchases of ESSC, ATS, and Transcape were effective October 31, 2000, December 31, 2000, and February 7, 2001, respectively, and the results of operations of ESSC, ATS, and Transcape are included in the consolidated results from November 1, 2000, January 1, 2001, and February 8, 2001, respectively.

The management discussion and analysis that follows compares the results of the three and six-month periods ended March 31, 2001 ("2001"), with the results for the three and six-month periods ended March 31, 2000 ("2000").

Results of Operations

Three months ended March 31, 2001 Compared To Three Months Ended March 31, 2000

Operating Revenues:

Operating revenues increased by approximately $4.9 million (or 47%) to $15.3 million in 2001. The acquisitions of DCS, Auto-ID, SIS, RSI, ESSC, ATS, and Transcape (the "Purchase Acquisitions") contributed approximately $6.5 million of the net increase. The operating revenues for Vertex, excluding the Purchase Acquisitions, decreased $1.6 million from 2000 to 2001, primarily as a result of de-emphasizing the lower margin hardware reseller business.

Gross Profit:

Gross profit increased by approximately $3.1 million (or 112%) to $5.9 million in 2001. As a percent of operating revenues, gross profit was 38.7% in 2001 as compared to 26.9% in 2000. The Purchase Acquisitions contributed approximately $3.2 million of gross profit in 2001, which is approximately 49.2% of their operating revenue. The gross profit for Vertex, excluding the Purchase Acquisitions, decreased only approximately $0.1 million from the prior year despite the $1.6 million decrease in revenues. This reflects the increasing percentage of software product and solution income in fiscal 2001.

Operating Expenses:

Selling and administrative expenses increased approximately $6.9 million (or 289%) to $9.3 million in 2001. The Purchase Acquisitions contributed approximately $3.5 million of the increase. The remainder of the increase is primarily the result of building the corporate infrastructure to support a $70 million plus revenue company and significant investments in sales and marketing. The sales force has been expanded to approximately 70 sales representatives. In addition, the Company is in the process of integrating the selling and administrative functions of the subsidiaries, with the goal of increasing efficiency and leveraging its wider geographic coverage.

Research and development expenses have increased approximately $2.0 million (or 628%) to $2.3 million in 2001. In addition, $0.2 million of software development expenses incurred in 2001 were capitalized. Thus, total research and development expenditures in 2001 were approximately $2.5 million. This increase reflects the Company's transformation from primarily producing and reselling hardware devices to developing sophisticated warehouse management and order fulfillment solutions, with an increasing emphasis on providing Internet enabling technologies. Additionally, this quarter also included approximately $1.1 million of consulting costs, a portion of which was used to finalize the development of certain warehouse management products.

The amortization of intangibles has increased $3.2 million to $3.4 million in 2001 as a direct result of the Purchase Acquisitions. These intangibles are being amortized over their estimated lives ranging from 2 to 25 years.

As a result of the February 2001 acquisition of Transcape, $3.6 million of the purchase price was charged directly to expense as a write-off of in-process research and development costs, based on a valuation made by an independent valuation firm, as more fully described in Note 2 to the condensed consolidated financial statements.

The income tax provision in 2001 and 2000 includes U.S. state and foreign taxes provided on the profit of certain subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses are an adjustment of goodwill.

Net Income (loss):

Net loss in 2000 reflected the operations of Vertex, excluding the Purchase Acquisitions. The 2001 net loss includes the operations of the Purchase Acquisitions, as well as the increased selling, general and administrative expenses, greater research and development spending, and the impact of the amortization of intangibles.

Six months ended March 31, 2001 Compared To Six Months Ended March 31, 2000

Operating Revenues:

Operating revenues increased by approximately $9.5 million (or 46%) to $30.1 million in 2001. The Purchase Acquisitions contributed approximately $11.1 million of the net increase. The operating revenues for Vertex, excluding the Purchase Acquisitions, decreased $1.6 million from 2000 to 2001, primarily as a result of de-emphasizing the lower margin hardware reseller business.

Gross Profit:

Gross profit increased by approximately $3.8 million (or 64%) to $9.7 million in 2001. As a percent of operating revenues, gross profit was 32.2% in 2001 as compared to 28.8% in 2000. The Purchase Acquisitions contributed approximately $4.8 million of gross profit in 2001, which is approximately 43.2% of their operating revenue. The gross profit for Vertex, excluding the Purchase Acquisitions, decreased approximately $1.0 million from the prior year due primarily to reduced revenue as a result of the de-emphasizing of the hardware reseller business noted above.

Operating Expenses:

Selling and administrative expenses increased approximately $11.8 million (or 237%) to $16.8 million in 2001. The Purchase Acquisitions contributed approximately $5.6 million of the increase. The remainder of the increase is primarily the result of building the corporate infrastructure to support a $70 million plus revenue company and significant investments in sales and marketing. In addition, the Company is in the process of integrating the selling and administrative functions of the subsidiaries, with the goal of increasing efficiency and leveraging its wider geographic coverage.

Research and development expenses have increased approximately $3.0 million (or 514%) to $3.6 million in 2001. In addition, $0.4 million of software development expenses incurred in 2001 were capitalized. Thus, total research and development expenditures in 2001 were approximately $4.0 million. This increase reflects the Company's transformation from primarily producing and reselling hardware devices to developing sophisticated warehouse management and order fulfillment solutions, with an increasing emphasis on providing Internet enabling technologies. Additionally, included in these costs are approximately $1.8 million of consulting costs, a portion of which was used to finalize the development of certain warehouse management products.

The amortization of intangibles has increased $5.8 million to $6.2 million in 2001 as a direct result of the Purchase Acquisitions. These intangibles are being amortized over their estimated lives ranging from 2 to 25 years.

As a result of the February 2001 acquisition of Transcape, $3.6 million of the purchase price was charged directly to expense as a write-off of in-process research and development costs, based on a valuation made by an independent valuation firm, as more fully described in Note 2 to the condensed consolidated financial statements.

The income tax provision in 2001 and 2000 includes U.S. state and foreign taxes provided on the profit of certain subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses are an adjustment of goodwill.

Net Income (loss):

Net loss in 2000 reflected the operations of Vertex, excluding the Purchase Acquisitions. The 2001 net loss includes the operations of the Purchase Acquisitions, as well as the increased selling, general and administrative expenses, greater research and development spending, and the impact of the amortization of intangibles.

Liquidity and Capital Resources

In December 2000, the Company executed private placement sales of common shares resulting in approximately $5.2 million of proceeds (net of cash transaction costs totaling $ 0.5 million). The exercise of stock options in 2001 totaled $0.9 million. Approximately $3.7 million of cash was used to acquire ESSC and Transcape and pay acquisition related expenses and liabilities. Approximately $7.5 million was used to fund operating activities. The above activity resulted in a decrease of approximately $5.3 million in the Company's cash balance to $2.6 million at March 31, 2001.

At March 31, 2001 the Company had approximately $0.7 million available under various credit lines, most of which are with European banks and are secured by the respective local subsidiary's accounts receivable. In April 2001, the Company executed private placement sales of common shares resulting in approximately $4 million of proceeds.

The Company also expects to finalize in the near term an asset based credit facility that will provide approximately $2.5 million of available funds, collateralized by certain domestic accounts receivable. In addition, the Company continues to pursue a consolidated domestic credit facility and a European multi-currency, multi-national credit facility with several international banks.

In May 2001, as part of its integration initiative, the Company consolidated various selling and administrative functions, thus reducing its workforce by approximately 10% and consolidating duplicate facilities. Additionally in May, upon completion of certain research and development projects, the Company has significantly reduced its consultancy costs.

The Company believes that liquidity and capital resources will be sufficient to fund its requirements for at least the next twelve months, given the cash balance of $2.6 million at March 31, together with the $4 million raised through private placements in April, the existing and soon to be completed credit lines, and the cost cutting initiatives implemented in the third fiscal quarter. The Company may from time to time, sell common equity in private placements or in public offerings, depending upon such things as market conditions, the Company's capital needs and general economic conditions at the time of such sales, if any.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company submitted a Solicitation of Vote by Proxy to shareholders of record at the close of business on January 10, 2001 to elect eight directors for the ensuing one year term and to approve the adoption of the Company's Amended and Restated Stock Option Plan and to increase the number of shares of Common Stock available under such plan from 4,000,000 shares to 8,000,000 shares, all of which were approved at the Annual Shareholders' Meeting on February 6, 2001.

Election of Directors (all receiving the same number of votes)

For:                              Against                         Abstain
20,549,015                        40,784                          164,993

Approval of Stock Option Plan

For:                              Against                         Abstain
12,748,305                        1,811,524                        79,957

Item 6. Exhibits and Reports on Form 8-K

            (a)      The following exhibits are included herein:

                     None

            (b) The following Reports on Form 8-K were filed during the period:

                Form 8-K dated December 29, 2000, filed March 2, 2001

                              Acquisition of Applied Tactical Systems Inc.

                Form 8-Ka dated December 29, 2000, filed March 14, 2001

                              Re:   Acquisition of Applied Tactical Systems Inc.
                                         Audited financial statements
                                         Pro-Forma Financial Information

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

May 15, 2001