Form 10-Q
period 2001-06-30
VERTEX INTERACTIVE INC
filed 2001-08-14
CIK 779681

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For quarter ended June 30, 2001

                         Commission file Number 0-15066

                            Vertex Interactive, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                      22-2050350
       ----------                                      ----------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

  22 Audrey Place Fairfield, New Jersey                  07004
----------------------------------------                 -----
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

                       Yes      X        No
                             -------         -------



Common stock, par value $.005 per share: 34,366,265 shares outstanding as of August 13, 2001.

Preferred stock, par value $.01 per share: 1,356,852 shares outstanding as of August 13, 2001.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 2001

                                    I N D E X

                                                                                             PAGE
                                                                                             ----
Part I.  Financial Information

         Item 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets-
                 June 30, 2001 and September 30, 2000 ........................................ 3

                 Condensed Consolidated Statements of Operations-
                 Three and Nine months ended June 30, 2001 and 2000 .......................... 5

                 Condensed Consolidated Statements of Changes in Stockholders' Equity-
                 For the year ended September 30, 2000, and the nine months ended June 30, 2001 ......................................................... 6

                 Condensed Consolidated Statements of Cash Flows-
                 Nine months ended June 30, 2001 and 2000 .................................... 7

                 Notes to Condensed Consolidated Financial Statements ........................ 8

         Item 2. Management's Discussion and Analysis Of Consolidated
                 Financial Condition and Results of Operations ...............................12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk ..................15

Part II  Other Information

         Item 1. Legal Proceedings ...........................................................16
         Item 4. Submission of Matters to Vote of Security Holders ...........................16
         Item 6. Exhibits and Reports on Form 8-K ............................................16

                      VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                                                              June 30, 2001   September 30, 2000
                                                              -------------   ------------------
                                                               (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                     $  3,248,372      $  7,892,774
Accounts receivable, less allowance for doubtful accounts
  of $350,308 and $180,630 at June 30, 2001 and
  September 30, 2000                                            12,315,373        11,093,348
Inventories, net                                                 5,344,409         4,463,218
Prepaid expenses and other current assets                        2,239,338         2,236,331
                                                              ------------      ------------
    Total current assets                                        23,147,492        25,685,671

PROPERTY, EQUIPMENT, AND CAPITAL LEASES
Property and Equipment                                           5,585,707         4,401,827
Capital Leases                                                     349,513           373,996
                                                              ------------      ------------
    Total property, equipment and capital leases                 5,935,220         4,775,823

Less: Accumulated depreciation and amortization                 (2,009,361)       (1,485,958)
                                                              ------------      ------------
Net property, equipment and capital leases                       3,925,859         3,289,865

OTHER ASSETS:
Intangible Assets, net of amortization of $11,293,080 at
  June 30, 2001 and $1,063,775 at September 30, 2000           106,905,493        78,649,413
Capitalized software, net of amortization of $224,502
  at June 30, 2001 and $86,054 at September 30, 2000             1,329,022         1,037,350
Other assets                                                     1,403,418         1,557,177
                                                              ------------      ------------

    Total other assets                                         109,637,933        81,243,940
                                                              ------------      ------------

Total assets                                                  $136,711,284      $110,219,476
                                                              ============      ============


See notes to consolidated financial statements

                      VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  June 30, 2001   September 30, 2000
                                                                  -------------   ------------------
                                                                   (Unaudited)
CURRENT LIABILITIES:
Bank credit lines                                                   1,601,504          1,875,463
Convertible notes payable                                           5,500,000
Notes payable                                                       1,939,196          3,434,682
Current portion of long-term debt                                     316,511            267,433
Accounts payable                                                    6,596,323          5,222,658
Liabilities to former shareholders                                    484,926            337,135
Acquisition related accruals                                          358,725          1,847,291
Accrued expenses and other liabilities                              9,165,426          6,346,970
Advances from customers                                             1,455,730            636,355
Deferred revenue                                                    6,226,913          3,915,821
                                                                -------------      -------------
    Total current liabilities                                      33,645,254         23,883,808

LONG-TERM LIABILITIES:
Obligations under capital leases                                      442,811            245,098
Mortgage notes payable                                              1,354,282          1,433,417
Other long term liabilities                                           245,580            249,428
                                                                -------------      -------------
    Total long-term liabilities                                     2,042,673          1,927,943

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 2,000,000 shares
  authorized, 1,356,852 issued and outstanding
  ($10,000,000 aggregate liquidation preference)                       13,569                 --
Common stock, par value $.005 per share; 75,000,000 shares
  authorized; 34,366,265 and 26,267,947 shares issued at
  June 30, 2001 and September 30, 2000, respectively                  171,831            131,340
Additional paid-in capital                                        148,149,731         99,563,198
Deferred compensation                                                (247,631)          (461,012)
Accumulated deficit                                               (44,722,483)       (12,955,221)
Accumulated other comprehensive loss                               (2,296,491)        (1,825,411)
                                                                -------------      -------------
                                                                  101,068,526         84,452,894
Less: Treasury stock, 10,000 shares at cost                           (45,169)           (45,169)
                                                                -------------      -------------
    Total stockholders' equity                                    101,023,357         84,407,725
                                                                -------------      -------------

Total liabilities and stockholders' equity                      $ 136,711,284      $ 110,219,476
                                                                =============      =============


See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended June 30,     Nine Months Ended June 30,
                                    ----------------------------    ---------------------------
                                        2001           2000             2001            2000
                                    ------------   -------------    ------------   ------------
OPERATING REVENUES                   $14,128,256     $12,256,621     $44,216,326     $32,834,445

COST OF SALES                          8,369,764       7,984,358      28,757,955      22,642,626
                                     -----------     -----------     -----------     -----------

GROSS PROFIT                           5,758,492       4,272,263      15,458,371      10,191,819
                                     -----------     -----------     -----------     -----------

OPERATING EXPENSES:

  Selling and administrative           9,543,110       3,572,665      26,296,312       8,553,914
  Research and development             1,988,587         322,305       5,541,072         901,292
  Depreciation and amortization
    of intangibles                     4,473,051         420,306      11,243,866       1,136,553
  In-process R&D write-off                  --              --         3,600,000            --
                                     -----------     -----------     -----------     -----------
    Total operating expenses          16,004,748       4,315,276      46,681,250      10,591,759
                                     -----------     -----------     -----------     -----------

OPERATING INCOME (LOSS)              (10,246,256)        (43,013)    (31,222,879)       (399,940)

OTHER INCOME AND (EXPENSES):
  Interest income                         46,610         141,730         136,824         210,186
  Interest expense                      (157,985)        (69,550)       (552,145)       (364,517)
  Other                                  (50,064)           --           (24,727)           --
                                     -----------     -----------     -----------     -----------
    Net other income (expense)          (161,439)         72,180        (440,048)       (154,331)
                                     -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES    (10,407,695)         29,167     (31,662,927)       (554,271)

Income Tax Provision                      59,059         121,996         104,335         276,447
                                     -----------     -----------     -----------     -----------

NET LOSS                            ($10,466,754)       ($92,829)   ($31,767,262)      ($830,718)
                                     ===========     ===========     ===========     ===========

Net loss per share of
Common Stock:

       Basic and diluted                   ($.31)          ($.00)         ($1.06)          ($.04)

Weighted Average Number of
Shares Outstanding:

       Basic and diluted              33,523,078      22,310,414      30,086,701      19,924,440


See notes to consolidated financial statements.

                   VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                               Preferred Stock      Common Stock      Additional
                                               ---------------      ------------       Paid-In       Deferred      Accumulated
                                               Shares   Amount    Shares    Amount     Capital     Compensation      Deficit
                                               ------   ------    ------    ------     -------     ------------    -----------
Balance September 30, 1999                          -  $     -  18,526,746 $ 92,633  $ 17,223,403   $ (21,310)   $ (3,542,797)

Exercise of stock options                                          583,899    2,920       880,020

Issuance of stock in connection with
new investors, net of expenses                                   3,293,750   16,469    20,199,600

Stock options issued to non-employees                                                   5,061,615

Issuance of stock and stock options in
connection with acquisitions                                     3,671,144   18,356    54,738,510

Issuance of stock in connection with
license acquisition                                                 80,386      402       999,598

Amortization of deferred compensation                                                                  21,310
Stock grants to employees                                          112,022      560          (560)
Deferred compensation                                                                     461,012    (461,012)
Other Comprehensive income (loss), net of tax:
   Net loss                                                                                                        (9,412,424)
   Change in unrealized gain/(loss)
     on investment
   Change in unrealized foreign
     exchange translation
     gains/losses

Comprehensive income (loss)
                                             --------- -------  ---------- --------  ------------    --------     -----------
Balance September 30, 2000                           - $     -  26,267,947  131,340    99,563,198    (461,012)    (12,955,221)

Exercise of stock options                                          407,631    2,038       879,794

Issuance of stock in connection with
  new investors, net of expenses                                 4,186,754   20,933     8,154,010

Stock options issued to non-employees                                                     660,780

Issuance of stock in connection with
retirement of debt and other obligations                           429,501    2,148     2,048,962

Issuance of stock and stock options in
connection with acquisitions                 1,356,852  13,569   3,074,432   15,372    36,798,787

Deferred compensation                                                                      44,200     (44,200)

Amortization of deferred compensation                                                                 257,581

Other Comprehensive income (loss), net of tax:

    Net loss                                                                                                      (31,767,262)
    Change in unrealized foreign
      exchange translation
      gains/losses
Comprehensive income (loss)
                                             --------- -------  ---------- --------  ------------  ----------    ------------
Balance June 30, 2001                        1,356,852 $13,569  34,366,265 $171,831  $148,149,731  $ (247,631)   $(44,722,483)
                                             ========= =======  ========== ========  ============  ==========    ============

                                                                        Accumulated
                                                                           Other
                                                 Comprehensive         Comprehensive         Treasury
                                                 Income (Loss)         Income (Loss)          Stock             Total
                                                 ------------          ------------          ------             ----
Balance September 30, 1999                                               $ 18,868          $(45,169)        $ 13,725,628

Exercise of stock options                                                                                        882,940

Issuance of stock in connection with
new investors, net of expenses                                                                                20,216,069

Stock options issued to non-employees                                                                          5,061,615

Issuance of stock and stock options in
connection with acquisitions                                                                                  54,756,866

Issuance of stock in connection with
license acquisition                                                                                            1,000,000

Amortization of deferred compensation                                                                             21,310
Stock grants to employees                                                                                              -
Deferred compensation                                                                                                  -
Other Comprehensive income (loss), net of tax:
   Net loss                                      $ (9,412,424)                                                (9,412,424)
   Change in unrealized gain/(loss)
     on investment                                    (18,868)            (18,868)                               (18,868)
   Change in unrealized foreign
     exchange translation
     gains/losses                                  (1,825,411)         (1,825,411)                            (1,825,411)
                                                 -------------
Comprehensive income (loss)                      $(11,256,703)
                                                 =============         ----------           -------            ---------
Balance September 30, 2000                                             (1,825,411)          (45,169)           84,407,725

Exercise of stock options                                                                                        881,832

Issuance of stock in connection with
  New investors, net of expenses                                                                               8,174,943

Stock options issued to non-employees                                                                            660,780

Issuance of stock in connection with
retirement of debt and other obligations                                                                       2,051,110

Issuance of stock and stock options in
connection with acquisitions                                                                                  36,827,728

Issuance of preferred stock in
connection with acquisition                                                                                            -

Deferred compensation                                                                                                  -

Amortization of deferred compensation                                                                            257,581

Other Comprehensive income (loss), net of tax:

    Net loss                                     $(31,767,262)                                               (31,767,262)
    Change in unrealized foreign
      exchange translation
      gains/losses                                   (471,080)           (471,080)                              (471,080)
Comprehensive income (loss)                      $(32,238,342)
                                                 ============         -----------          --------         ------------
Balance June 30, 2001                                                $(2,296,491)         $(45,169)        $101,023,357
                                                                      ===========          ========         ============

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine months ended June 30,
                                                       --------------------------
                                                        2001              2000
                                                       ------            ------
Cash Flows from Operating Activities:
  Net Loss                                          ($31,767,262)      ($830,718)
  Adjustments to reconcile net loss to
    net cash used for operating activities:
      Depreciation and amortization                   11,243,866       1,136,553
      Net loss on disposal of assets                       3,411          18,778
      Imputed interest                                                   100,000
      Stock and stock options issued in
        consideration for services                     1,431,017          95,640
      Deferred taxes                                                    (267,460)
      Amortization of deferred compensation costs        257,581            --
      In-process R&D write-off                         3,600,000            --
  Changes in assets and liabilities, net of
    acquisitions:
      Accounts receivable, net                          (827,173)        468,271
      Inventories, net                                   557,454         985,434
      Prepaid expenses and other current assets         (830,124)       (365,178)
      Other assets                                      (617,651)       (833,345)
      Accounts payable                                   797,188       1,156,277
      Accrued expenses and other liabilities            (839,569)       (397,919)
      Advances from customers                            877,686      (2,780,183)
      Deferred revenue                                   854,845        (676,038)
                                                     -----------     -----------
    Net cash used for
      operating activities                           (15,258,731)     (2,189,888)
                                                     -----------     -----------

Cash Flows from Investing Activities:
  Additions to property and equipment                   (567,159)       (902,347)
  Proceeds from sale of fixed assets                      12,536         272,899
  Acquisition of businesses, net of cash acquired     (3,694,733)    (15,826,755)
                                                     -----------     -----------
  Net cash used for investing activities              (4,249,356)    (16,456,203)

Cash Flows from Financing Activities:
  Bank lines of credit, net                             (167,043)        (11,321)
  Payment of long term liabilities                      (405,424)     (1,162,801)
  Proceeds from convertible notes payable              5,500,000
  Proceeds from long term borrowing                      437,816         572,600
  Net proceeds from issuance of stock                  8,673,373      24,012,569
  Proceeds from exercise of stock options                881,832         507,514
                                                     -----------     -----------
  Net cash provided by
    financing activities                              14,920,554      23,918,561
                                                     -----------     -----------
  Effect of exchange rate changes on cash                (56,869)        (72,541)
                                                     -----------     -----------
Net Increase (decrease) in Cash                       (4,644,402)      5,199,929

Cash and Cash Equivalents at Beginning of Period       7,892,774       1,998,759
                                                     -----------     -----------

Cash and Cash Equivalents at End of Period           $ 3,248,372     $ 7,198,688
                                                     ===========     ===========


See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (Unaudited)


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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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

2. ACQUISITIONS

In October 2000 the Company purchased the assets and business of three former European service and maintenance divisions of Genicom International (collectively referred to as "ESSC") for approximately $2.2 million in cash and a deferred cash payment of $500,000 due on September 1, 2001, subject to resolution of claims, if any. At June 30, 2001, the $500,000 payment was collateralized by 247,525 shares of Vertex common stock.

In December 2000, the Company completed a merger with Applied Tactical Systems, Inc. ("ATS"), a provider of connectivity software for SAP installations worldwide, by exchanging 3,000,000 shares of its common stock (210,000 of which are held in escrow, to be released upon the first issuance of the combined companies audited financial statements) for all of the common stock of ATS. Such shares had a fair market value of approximately $8.30 per share at the date of the transaction. In addition, Vertex reserved 153,600 shares for issuance upon exercise of ATS stock options. The vested portion of these options (included in the total consideration paid for ATS) was estimated to have a fair market value of approximately $620,000. Prior to this merger, ATS was a subchapter S corporation under the Internal Revenue Code and ATS's fiscal year ended on December 31.

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

The following table presents unaudited pro forma results of operations of the Company as if the above described acquisitions together with the purchase method acquisitions completed in fiscal 2000 (as described in the Company's Annual Report on Form 10K), had occurred at October 1, 1999:

                                                Nine months Ended June 30,
                                              2001                    2000
                                              ----                    ----
      Revenues                              $47,716,000           $60,893,000
      Net loss                              (32,800,000)          (13,078,000)
      Net loss per share                      ($ 1.06)              ($ 0.47)
      Net loss before amortization
        of intangibles and in-process
        R&D write-off                      ($17,801,000)          ($2,121,000)

The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 2000, nor do they purport to be indicative of the future results of operations of the Company.

The pro forma amounts reflect the following:

     o The estimated amortization of the excess of the purchase price over the fair value of net assets acquired

     o    The in process research and development write-off of $3,600,000

     o    The estimated federal tax benefit of a consolidated U.S. tax return

     o    The approximate number of shares issued to complete the acquisitions

During the quarter ended June 30, 2001, the Company completed an analysis of the fair market value of the net assets acquired in two purchase method acquisitions completed in fiscal 2000. As a result, the Company increased the goodwill associated with the purchases of Renaissance Software Inc. by approximately $1.8 million and Societe Italiana Servizi Italservice (SIS) by approximately $700,000, respectively. These adjustments resulted in an income benefit, net of additional amortization of goodwill, of approximately $460,000, in the quarter ended June 30, 2001.

The estimated purchase price for each acquisition may be subject to certain purchase price adjustments. During the quarter ended June 30, 2001, the Company filed claims against the sellers for shares held in escrow for two acquisitions completed in fiscal 2000. Such claims have not yet been settled and thus the full amount of shares held in escrow remain outstanding and no accounting adjustments have been made.

3. INVENTORIES

Inventories consist of the following:

                                         June 30,            September 30,
                                           2001                  2000
                                           ----                  ----
      Raw materials                     $1,587,110            $1,486,574
      Work in process                      958,258               429,741
      Finished goods and parts           2,799,041             2,546,903
                                        ----------            ----------
                                        $5,344,409            $4,463,218
                                        ==========            ==========

4. BANK LINES OF CREDIT

The Company maintains lines of credit with several banks in Europe, which allow it to borrow in the applicable local currency. These lines of credit total approximately $1.8 million and are concentrated in Germany, Italy and the United Kingdom. The Company's lines of credit generally are collateralized by the accounts receivable of the respective subsidiary. As of June 30, 2001 the Company had outstanding balances of approximately $1.6 million on these foreign lines of credit. These loans bear interest at rates ranging from 6.5% to 11.5%.

At June 30, 2001 the Company had a total of approximately $200,000 available under all of its lines of credit.

5. CONVERTIBLE NOTES PAYABLE

During the quarter ended June 30, 2001, the Company issued in the aggregate $5,500,000 of convertible notes payable to Midmark Capital L.P., Midmark Capital II L.P., and certain individuals related to these two entities (collectively "Midmark Capital"). These notes will automatically convert into 3,860,864 shares of Vertex common stock on the day that the Company obtains the requisite shareholder approval for the issuance of shares to Midmark Capital, since Midmark Capital L.P. is an existing significant shareholder of Vertex. In the event that shareholder approval is not obtained by October 17, 2001, the principal amount plus any accrued interest (at prime rate) will become immediately due and payable.

6. NOTES PAYABLE

The Company has a note payable with a remaining balance of approximately $500,000 bearing interest at 8% for the September 1999 acquisition of ICS International AG (ICS) in Germany. This note is currently due and payable, and the Company has been negotiating with the seller to settle this obligation through the issuance of Vertex stock.

The Company has approximately $1.5 million in promissory notes payable, bearing interest at 8%, related to the September 2000 acquisition of Renaissance Software, Inc., which were originally due on June 30, 2001. On July 23, 2001, the Company renegotiated the terms of these notes and in return for 147,000 shares of stock (valued at $232,000), the notes are now payable in two installments: $250,000 due on August 15, 2001, and the remaining balance, plus accrued interest from June 30, 2001, due on September 30, 2001.

In January 2001, the Company issued 398,000 shares of common stock, which had a fair market value of $1,990,000, in settlement of the $1,500,000 note payable and other obligations to the sellers of the Portable Software Solutions (PSS) Group, which was purchased by Vertex in September 1999.

7. STOCKHOLDERS' EQUITY

During December 2000, the Company closed on the sale of 1,124,461 unregistered common shares, together with 337,341 options to purchase common stock at $7.50, through a private placement offering, resulting in net proceeds (after deducting issuance costs of $562,000) of approximately $5,053,000. All of the common shares issued in this private placement offering were registered in an S-3 filed in February 2001.

In April 2001, the Company closed on the sale of 3,062,293 unregistered common shares, through a private placement offering, resulting in net proceeds (after deducting issuance costs of $381,000) of approximately $3,600,000. All of the common shares issued in this private placement offering carry registration rights requiring the Company to register such shares.

In connection with the Transcape acquisition (See Note 2), the Company issued 1,356,852 shares of preferred stock. The preferred stock is convertible, at the option of the holder, into common stock on a one for one basis and the preferred stockholders are entitled to vote their shares as though such conversion had taken place. In addition, preferred stockholders are not entitled to preferred dividends, but are entitled to their pro rata share of dividends, if any, declared on common stock under the assumption that a conversion to common stock had occurred.

In fiscal 2001, the Company granted options to financial advisors to purchase an aggregate of 299,678 common shares at prices ranging from $1.44 to $6.94 per share. The fair market value of these options was approximately $650,000, and was determined in accordance with SFAS #123 using the Black-Scholes formula. This amount was recorded as additional paid in capital, as well as a direct charge against equity as a cost of raising equity.

During the nine months ended June 30, 2001, the Company granted 2,105,300 stock options to employees and directors, at prices ranging from $2.27 to $15.88 per share. In addition, the Company granted 89,500 stock options to non-employees in consideration for services rendered. Options issued for services rendered were accounted for under SFAS #123 and EITF Issue 96-18, using the Black-Scholes formula to determine their fair market value, and resulted in additional paid in capital and non-cash expenses of approximately $142,640.

During the nine month period ended June 30, 2001, options for 407,631 shares of common stock were exercised resulting in cash proceeds of $881,832. Also during the period, 253,225 stock options were cancelled.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. The Company has the option to early adopt these statements for its fiscal year beginning October 1, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We are currently reviewing the impact of these standards to determine when we will adopt their provisions. In addition, we will be performing a fair value analysis at a later date in connection with the adoption of SFAS No. 142.

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

As described in Note 2 to the Condensed Consolidated Financial Statements included herein, the Company completed three acquisitions during the nine months ended June 30, 2001. The purchases of ESSC, ATS, and Transcape were effective October 31, 2000, December 31, 2000, and February 7, 2001, respectively, and the results of operations of ESSC, ATS, and Transcape are included in the consolidated results from November 1, 2000, January 1, 2001, and February 8, 2001, respectively.

The management discussion and analysis that follows compares the results of the three and nine-month periods ended June 30, 2001 ("2001"), with the results for the three and nine-month periods ended June 30, 2000 ("2000").

Results of Operations

Three months ended June 30, 2001 compared to three months ended June 30, 2000

Operating Revenues:

Operating revenues increased by approximately $1.9 million (or 15%) to $14.1 million in 2001. The acquisitions of SIS, RSI, ESSC, ATS, and Transcape (the "Purchase Acquisitions") contributed approximately $5.3 million of the net increase. The operating revenues for Vertex, excluding the Purchase Acquisitions, decreased $3.4 million from 2000 to 2001, as a result of de-emphasizing the lower margin hardware reseller business, a general downturn in the economy, and the delayed release of certain products that are in development. The disposition, late in fiscal 2000, of two hardware reseller divisions contributed approximately $1.0 million of the net decrease in revenue.

Gross Profit:

Gross profit increased by approximately $1.5 million (or 35%) to $5.8 million in 2001. As a percent of operating revenues, gross profit increased from 34.9% in 2000 to 40.8% in 2001. The Purchase Acquisitions contributed approximately $2.9 million of gross profit in 2001, which is approximately 54.9% of their operating revenue. The gross profit for Vertex, excluding the Purchase Acquisitions, decreased approximately $1.4 million from the prior year as a result of the $3.4 million decrease in revenues.

Operating Expenses:

Selling and administrative expenses increased approximately $6.0 million (or 167%) to $9.5 million in 2001. The Purchase Acquisitions contributed approximately $2.5 million of the increase. The remainder of the increase is primarily the result of building the infrastructure to support a growing, multinational company and significant investments in sales and marketing. In addition, the Company is in the process of integrating the selling and administrative functions of the subsidiaries, with the goal of increasing efficiency and leveraging its wider geographic coverage.

Research and development expenses have increased approximately $1.7 million (or 517%) to $2.0 million in 2001. There were virtually no software development costs capitalized in the current quarter as a result of the completion of several R&D projects. The increased R&D spending reflects the Company's transformation from primarily producing and reselling hardware devices to developing sophisticated warehouse management and order fulfillment solutions, with an increasing emphasis on providing Internet enabling technologies.

Depreciation and amortization of intangibles has increased $4.1 million to $4.5 million in 2001 as a direct result of the Purchase Acquisitions. The intangibles are being amortized over their estimated lives ranging from 2 to 25 years.

Interest expense increased approximately $88,000 to $158,000 in 2001, primarily as a result of notes payable acquired in connection with certain acquisitions.

The income tax provision in 2001 and 2000 includes U.S. state and foreign taxes provided on the profit of certain subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses are an adjustment of goodwill.

Net loss:

The 2001 net loss includes the impact of the amortization of intangibles, as well as the increased selling, general and administrative expenses, and greater research and development spending.

Results of Operations

Nine months ended June 30, 2001 compared to nine months ended June 30, 2000

Operating Revenues:

Operating revenues increased by approximately $11.4 million (or 35%) to $44.2 million in 2001. The Purchase Acquisitions together with the acquisitions of DCS and Auto ID contributed approximately $16.2 million of the net increase. The operating revenues for Vertex, excluding the above acquisitions, decreased $4.8 million from 2000 to 2001, as a result of de-emphasizing the lower margin hardware reseller business, a general downturn in the economy, and the delayed release of certain products under development. The disposition, in late fiscal 2000, of two hardware reseller divisions contributed approximately $3.1 million of the net decrease in revenue.

Gross Profit:

Gross profit increased by approximately $5.3 million (or 52%) to $15.5 million in 2001. As a percent of operating revenues, gross profit increased from 31.0% in 2000 to 35.0% in 2001. The Purchase Acquisitions and the acquisitions of DCS and Auto ID contributed approximately $7.2 million of gross profit in 2001, which is approximately 44.8% of their operating revenue. The gross profit for Vertex, excluding the Purchase Acquisitions, decreased approximately $2.0 million as a result of the decreased revenues noted above.

Operating Expenses:

Selling and administrative expenses increased approximately $17.7 million (or 207%) to $26.3 million in 2001. The Purchase Acquisitions and the acquisitions of DCS and Auto ID contributed approximately $8.2 million of the increase. The remainder of the increase is primarily the result of building the infrastructure to support a growing, multinational company and significant investments in sales and marketing. In addition, the Company is in the process of integrating the selling and administrative functions of the subsidiaries, with the goal of increasing efficiency and leveraging its wider geographic coverage.

Research and development expenses have increased approximately $4.6 million (or 515%) to $5.5 million in 2001. In addition, $0.4 million of software development expenses incurred in 2001 were capitalized. Thus, total research and development expenditures in 2001 were approximately $5.9 million. This increase reflects the Company's transformation from primarily producing and reselling hardware devices to developing sophisticated warehouse management and order fulfillment solutions, with an increasing emphasis on providing Internet enabling technologies.

Depreciation and amortization of intangibles has increased $10.1 million to $11.2 million in 2001 as a direct result of the Purchase Acquisitions and the acquisitions of DCS and Auto ID. The intangibles are being amortized over their estimated lives ranging from 2 to 25 years.

As a result of the February 2001 acquisition of Transcape, $3.6 million of the excess purchase price was charged directly to expense as a write-off of in-process research and development costs. The allocation of $3.6 million of the excess purchase price to in-process research and development costs was based on a valuation made by an independent valuation firm, as more fully described in
Note 2 to the financial statements.

Interest expense increased approximately $188,000 to $552,000 in 2001, primarily as a result of notes payable acquired in connection with certain acquisitions.

The income tax provision in 2001 and 2000 includes U.S. state and foreign taxes provided on the profit of certain subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses are an adjustment of goodwill.

Net loss:

The 2001 net loss includes the impact of the amortization of intangibles, the in-process research and development write-off, increased selling, general and administrative expenses, and greater research and development spending.

Liquidity and Capital Resources

In fiscal 2001, the Company executed private placement sales of common shares resulting in approximately $8.7 million of proceeds (net of cash transaction costs totaling $ 0.8 million). The Company also raised cash through the issuance of convertible notes payable of $5.5 million. The exercise of stock options in 2001 totaled $0.9 million. Approximately $3.7 million of cash was used to acquire ESSC, Transcape and pay acquisition related expenses and liabilities, and $15.3 million was used to fund operating activities. The above activity resulted in a net decrease of approximately $4.6 million in the Company's cash balance to $3.2 million at June 30, 2001.

The Company's principal sources of ongoing liquidity are the cash flows of its subsidiaries, cash available from various existing credit lines and potential new credit facilities. At June 30, 2001 the Company had approximately $0.2 million available under various credit lines, all of which are with European banks and are secured by the respective local subsidiary's accounts receivable. The Company is currently negotiating a $5 million credit facility that will be secured by accounts receivable in the United States. The Company anticipates closing this facility in the near future. In addition the Company is currently planning to expand this facility by $2.5 million to replace certain other European facilities, one of which is expiring. As it has successfully done in the past, the Company may from time to time, sell common equity in private placements or in public offerings, depending upon such things as market conditions, the Company's capital needs and general economic conditions at the time of such sales, if any.

The Company intends to continue to pursue acquisition and business combination opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through the issuance of additional equity, as well as through a combination of working capital, cash flow from operations and borrowings under credit lines.

From a short term perspective, in addition to its normal operating cash flow requirements, the Company also has several large debt payments coming due in the fourth quarter, including $250,000 in August and $1,225,000 plus interest in September to the former Renaissance noteholders; $500,000 in September to the former Genicom shareholders and approximately $1 million to the former owner of ICS. It is the Company's intention to fund these debt payments through a combination of operating cash and the additional cash available from the credit facility discussed above. In addition, the Company will continue to actively explore the possibility of issuing stock in lieu of these cash payments and if necessary, will attempt to renegotiate the due dates and payment terms.

With respect to next fiscal year, it is the Company's intention to file a proxy statement requesting shareholder approval for the conversion of the Convertible Notes Payable to common stock prior to the due date of October 17, 2001. The Company is currently reviewing its existing cost structure and pursuing possible equity investments, because unless economic conditions improve dramatically, enabling information technology spending to increase, the Company believes that it will need additional external financing to fund its cash requirements for at least the next twelve months. There can be no assurance that such debt or equity financing will be made available to the Company.

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

None this quarter

Item 6. Exhibits and Reports on Form 8-K

            (a)  The following exhibits are included herein:


                 10.59    Form of Note Purchase Agreement dated June 19, 2001
                              with respect to the Convertible Notes Payable

                 10.60    Form of Subscription Agreement dated April 3, 2001
                              with respect to the private placement of common shares

            (b)  The following Reports on Form 8-K were filed during the period:

                 None this quarter

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            VERTEX INTERACTIVE, INC.
                                   Registrant


                            By:/s/Raymond J. Broek
                            Raymond J. Broek
                            Vice President, Finance/Treasurer


August 14, 2001