Form 10-K405
period 2001-09-30
VERTEX INTERACTIVE INC
filed 2002-01-25
CIK 779681

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                               For the Year Ended:
                               September 30, 2001

                         Commission file number 0-15066

                            Vertex Interactive, Inc.
               (Exact name of Company as specified in its charter)

          New Jersey                                    22-2050350
  (State of incorporation)                 (I.R.S. Employer Identification No.)

    22 Audrey Place, Fairfield New Jersey                 07004
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

                              YES [X]      NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of December 31, 2001 the aggregate market value of the voting common stock held by non-affiliates of the Company was $27,135,510 based upon the closing price of the common stock as reported on the NASDAQ National Market as of December 31, 2001.

As of December 31, 2001 the Company had 35,663,059 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits to Company's Registration Statement on Form S-18 (No.33-897-NY) filed under the Securities Act of 1933, as amended and effective June 2, 1986, Current Reports filed on Form 8-K dated September 7, 2001, March 2, 2001, October 2, 2000, April 12, 2000, and October 7, 1999, Quarterly Report on Form 10Q filed on August 14, 2001, Annual Report on Form 10-K filed on December 18, 2000 and Transition Report on Form 10K filed on January 13, 2000.

                                     PART I

ITEM 1. BUSINESS

General

Vertex Interactive, Inc. ("Vertex" or "we") is a global provider of supply chain management ("SCM") technologies, including enterprise software systems and applications, advance planning and scheduling capabilities, software integration, solutions that enable our customers to manage their order, inventory, warehouse and transportation needs, consultative services, and software and hardware service and maintenance. We serve our clients through three general product and service lines: (1) enterprise solutions; (2) point solutions; and, (3) service and maintenance for our products and services, including service and maintenance of software and hardware we resell for third parties. Our enterprise solutions include a suite of Java'TM'-architected software applications, applications devoted to the AS/400 customer base, as well as a portfolio of "light-directed" systems for inventory, warehouse and distribution center management. Our point solutions provide an array of products and services designed to solve more specific customer needs from managing a mobile field workforce, mobile data collection, distributed bar code printing capabilities, compliance labeling applications, automated card devices, software development tools and proprietary software serving SAP R/3 users. We provide a full range of software and hardware services and maintenance on a 24-hour, 7-days a week, 365-days a year basis, including the provision of wireless and wired planning and implementation services for our customers' facilities.

We have achieved our current product and service portfolio and our international scale as a result of various acquisitions described in the "Acquisitions" section of Note 1 to the Consolidated Financial Statements. Our customers are able to maximize the efficiency of the flow of inventory through their supply chains, by implementing our integrated systems. Our customers use our software to reduce procurement and distribution costs, and manage and control inventory along the supply chain, thereby increasing sales and improving customer satisfaction and loyalty. Through a recent acquisition (completed in September
2001), we have expanded our portfolio of applications and services to include advance planning and scheduling applications, which complement our expertise in supply chain management solutions. We also resell third party software and hardware as part of our integrated solutions. We provide global service and support for all of our software and systems from established facilities in North America and Europe.

We sell our products and services worldwide, but primarily in North America and Europe, through a direct sales force and through strategic reseller alliances with complementary software vendors and consulting organizations. We target customers with a need to manage high volumes of activity along their supply chains from order intake and fulfillment, through inventory, warehouse and distribution center management to the ultimate delivery of goods to end users.

Our total sales for the fiscal year ended September 30, 2001 were $59.1 million, approximately 51% of which were generated by our North American operations. For the comparable period ended September 30, 2000 we reported $47.8 million in sales, approximately 39% of which were generated by our North American operations. Prior to fiscal 2000, 100% of our revenues were generated in North America.

The successful implementation of our business plan has required, and will require on an ongoing basis, substantial funds to finance (i) the growth of our operations, (ii) the continuing development of our enterprise technologies,
(iii) historical and expected future operating losses, and (iv) from time to time, selective acquisitions. We do not anticipate reaching the point at which we generate cash in excess of our operating expenses until June 30, 2002 at the earliest, about which there can be no assurance. In order to meet future cash flow needs, we are aggressively pursuing additional equity and debt financings, the sale of low margin, low growth services which we have decided to exit, and continued cost cutting measures. Historically, we have financed these activities through both equity and debt offerings. There can be no assurance that we will continue to be successful in these efforts. As a result there is substantial doubt as to our ability to continue as a going concern. (See Management's Discussion and Analysis, Liquidity and Capital Resources.)

Our principal executive offices are located at 22 Audrey Place, Fairfield, New Jersey 07004 and its telephone number is (973) 777-3500. The Company was organized in the State of New Jersey in November 1974.

Fiscal 2001 Key Acquisition and Announced Merger Agreement

During the fiscal year ended September 30, 2001 we closed certain acquisitions, discussed in detail in the "Acquisitions" section of Note 1 to the Consolidated Financial Statements, that we believe are key to our future growth plans. In particular, our acquisition of Renaissance Software, Inc. ("Renaissance"), effective September 30, 2000, brought us leading edge enterprise level SCM functionality. At the time we purchased Renaissance, a portion of its software was still in its development stage, being implemented in several customer sites in North America. Since the acquisition, we have invested significant amounts of capital and management resources to accelerate the commercialization of the Java'TM' based application set and to expand and enhance its functionality. Delays in commercial availability of the newly developed enterprise software applications had a negative impact on our internal financial forecasts and actual financial results for fiscal 2001.

On August 24, 2001, we announced an agreement to a merger of equals with Plus Integration Supply Chain Solutions, B.V., a private company based in Haarlem, Holland. The companies have also agreed to review the capital needs of the combined entity and to raise, prior to the closing of the merger, sufficient free cash, expected to be at least $20 million, in connection with the transaction to ensure adequate working capital going forward. This strategic merger is an integral part of our goals of (1) focusing on increasing the percentage of software in our revenue mix; (2) strengthening our presence in key European growth markets; (3) increasing our scale; and (4) enhancing our consulting service capabilities. As compensation, we agreed to exchange 40,000,000 newly issued shares of our common stock in exchange for all the stock of Plus. On November 7, 2001 the shareholders of Plus approved the terms of the transaction. In the case of Vertex, the agreement is subject to shareholder approval that is expected to be solicited by May 2002, following the mailing of a Proxy.

The Supply Chain Management Industry

Generally speaking, the term "supply chain management" refers to a wide spectrum of software applications, consulting services, maintenance services and hardware products intended to enable businesses to plan their supply chains and then to execute against those plans in a dynamic manner as developments in their business operations dictate. The primary goals of successful supply chain planning and execution are to reduce the costs of sales, recognize early and then act upon opportunities to increase sales and ultimately to increase customer loyalty and satisfaction through more efficient, timely and accurate delivery of promised goods and materials. The SCM industry is evolving toward a more software-driven model as enterprises increasingly seek ways to manage their supply chains in real-time at a lower cost and in a more decentralized environment.

SCM spending falls within the Information Technology ("IT") industry, which Gartner Dataquest forecasts to account for $1.7 trillion in worldwide sales in 2002. Because SCM technologies and services enable enterprises to manage a mission-critical aspect of their operations, Vertex believes that, despite some cyclicality that may always characterize investment in software, over the long-term, SCM solutions are likely to remain significant factors in corporate IT budgeting. Within the huge IT investment we believe applications and value-added services such as implementation and consulting will play a significant role as enterprises must focus on generating the highest return possible on their asset base - the primary focus of SCM technology.

Vertex believes that there is an attractive growth opportunity in developing and delivering to customers across a broad spectrum of industries an array of software applications and integrated solutions and services designed to reduce the costs inherent in the supply chain, increase sales and enhance customer loyalty and satisfaction.

The Opportunity

There are only two reasons to invest in new technology: to increase your revenue or to decrease your costs - ideally both at once. If technology doesn't make a user more productive and profitable, the investment is not worth it. We believe our applications today and those we are developing respond to both these purchasing-decision requirements.

Recent analysis from Gartner Dataquest concludes that as macroeconomic factors that negatively impacted spending on technology in 2001 ease in 2002 and beyond, users will want to wring more value from effective integration of existing products, and emphasize return on investment ("ROI"). According to Gartner Dataquest outsourcing demand will continue to spur information technology growth over the next few years, and pent-up demand for consulting as well as development and integration of new technologies will be important growth factors. Vertex can respond to these needs today and its strategy is to be able to anticipate and respond to our customers' needs in these areas as the SCM market matures.

According to the U.S. Bureau of Commerce, approximately 10% of the U.S. gross domestic product, or more than $900 billion in 1999, is spent annually on the movement and storage of raw materials, parts, finished goods and other activities along the supply chain. Globalization and the rise of the Internet are working in conjunction as catalysts for the emergence of supply chain technologies designed not only to reduce the cost friction inherent in the global economy, but to give enterprises unprecedented visibility into and dynamic control over their supply chains. Vertex's strategy is grounded on the conviction that supply chain optimization and management driven by software applications and integrated systems is a long-term growth industry still in its early stages of development, in which there is an attractive opportunity for companies with sufficient scale and the right product set to emerge among a handful of global leaders.

AMR Research forecasts the worldwide SCM industry to reach $21 billion by 2005, a 5-year compound annual growth rate of approximately 32%. Application software license revenues, which today comprise an estimated 41% of total SCM industry sales, according to AMR, are forecast to continue to grow at a 29% CAGR and reach nearly $8 billion by 2005. Software maintenance, which AMR estimates to generate nearly $1 billion in industry revenues in 2001, is expected to grow at a 36% CAGR and reach $3 billion by 2005.

The two largest geographic markets for SCM technology and services are North America and Europe. AMR estimates that in 2001 these two markets accounted for roughly 86% of worldwide sales, with the North American market expected to grow at a 28% CAGR through 2005 and Europe expected to grow at a 38% CAGR over the same period. In light of the lingering impact from the recessionary economies in North American and Europe, AMR's current industry growth forecasts may prove to be aggressive. While Asia/Pacific and Central and South America are forecast to grow more rapidly over that period, today these markets account for an estimated 13% of industry sales and are forecast to reach about 17% by 2005.

Two Key Catalysts: Global Competition and the Internet

Many observers point to two fundamental drivers of long-term growth in the SCM industry: (1) the increase in globalization and the competitive pressures that trend is creating for businesses both large and small, and (2) the rise of the Internet as a medium for commerce at virtually every level of the economy.

As competitive barriers fall around the world, companies face the challenge of competing profitably over a wider landscape against a larger number of competitors. Increasing efficiency of the supply chain can be a cornerstone of keeping a competitive edge. While the Global 2000 or the Fortune 500 enterprises are most likely to have the incentive and resources to invest in SCM technology, they are by no means the only ones to potentially benefit from SCM investments. Vertex believes that we are in the early stages of a secular trend toward more open global commerce that has the potential to impact businesses of nearly every size, creating an opportunity for us to penetrate enterprises large and small.

Coincidental with the increase in the pressures of global competition, the Internet has arrived with the promise of an unprecedented opportunity for companies and customers alike to have access to vast amounts of information at the click of a mouse. This capability is still in its infancy, especially outside the world's largest enterprises, but it offers corporations a far less costly and far more dynamic means to manage their businesses, including their supply chains, than ever before. At the same time, the Internet is changing the way businesses must think about their operations and how they must plan their business strategies and tactics and then execute to the plans. Gradually taking shape around the trend toward more open markets and the new medium of the Internet is a new and complex business model which is characterized by more inter-dependent relationships among companies, their vendors and their customers. Managing the supply chain lies at the heart of planning and executing in this emerging new business environment.

An Industry Evolving

Since early 2000 the software industry generally and SCM software in particular have been undergoing a significant new phase in their evolution. During the decade of the 1990s corporate buyers of IT, especially Fortune 500 and Global 2000 companies, were eager to invest millions of dollars in software systems marketed to be able to streamline enterprise functions and processes from business-to-business marketplaces to enterprise resource planning to customer relationship management in an integrated manner. In many instances the expectations exceeded the day-to-day reality. Implementing complex software with legacy applications turned out to be difficult, costly and time consuming. Then re-inventing the corporation's functioning and internal processes around the demands of the software added a new dimension: adapting the enterprise to the technology rather than the other way around.

So, despite billions of dollars of capital investment in new software systems, the benefits have been slower in coming than corporate buyers had expected and planned for. Consequently, a degree of cynicism has arisen about the true return on investment that large-scale, complex systems are able to deliver. The general economic downturn was already highlighting these concerns when the events of September 11th in the United States for a time put a majority of technology buying decisions on hold and in some instances killed them altogether. As buyers began to return to their technology needs, the approach had undergone a shift in emphasis toward solutions that were affordable, whose functions were targeted and whose ROI was justifiable in a new and more challenging economic landscape.

We understand this new phase demands more focused enterprise functionality capable of solving a customer's supply chain challenges rapidly and in a manner that disrupts our customers' business processes as little as possible. We are, therefore, transitioning our own business model aggressively toward providing enterprise level software systems that fit our client's near-term and long-term needs, without overwhelming them with rigid new functionalities that require entire new ways of doing business.

Beyond the "Four Walls"

Traditionally, companies have viewed their supply chains as a series of discrete activities that could be managed largely independently of each other and almost certainly independently of a company's vendors and customers. This approach is changing. In its place Vertex sees emerging, among companies of nearly any size recognition that every aspect of the process of moving raw materials through the production process and eventually into commerce is intimately related to and impacted by other processes along the supply chain. Having "visibility" into the supply chain and events that need to be managed along the supply chain can result in significant operational and financial efficiencies.

This transition to a new operating model poses challenges for corporate managers because few internal IT systems or business practices are yet fully capable of taking advantage of the new opportunity to access and manage enterprise information in a decentralized environment. Increasingly, corporations are taking advantage of opportunities (or responding to requirements) to add value at many more places along the supply chain. This growing imperative is placing a more complex set of functional needs on legacy supply chain management practices and technologies. These challenges include:

     o Implementing and managing more dynamic, customer-driven fulfillment processes;

     o Supporting a new array of relationships with partners, vendors, trading partners and customers;

     o Enhancing visibility into order, inventory, warehouse and transportation status;

     o    Improving real-time co-ordination among enterprise facilities;

     o    Extending supply chain visibility beyond the enterprise;

     o Permitting dynamic scalability to address unpredictable increases in transaction volumes;

     o    Allowing least-cost routing;

     o Enabling the application of value-added services along the supply chain;

     o    Providing means to monitor activity along the supply chain; and

     o Managing events in the supply chain in the optimum time to take advantage of revenue opportunities and avoid costs.

A premium is developing on more integrated, scaleable, real-time capabilities that can support a more complex and dynamic web of business relationships with vendors, partners and customers. Vertex believes that its software and services, coupled with its expertise in the areas of order fulfillment, inventory, warehouse and transportation management offer important value-added in the emerging SCM marketplace.

We also recognize that our customers' chief requirement in an SCM solution is a rapid return on investment. Our strategy is to remain primarily focused on providing solutions that solve our customers' tactical needs in managing the production, storage and flow of their goods to the marketplace. While we have recently acquired planning capabilities that we expect to complement our execution solutions, we believe that in the foreseeable future the most profitable opportunity for our continued growth rests in helping our customers find ways to enhance their own efficiencies and improve their own bottom lines.

Strategy

Our mission is to be a leading global provider of enterprise level software applications and consulting services designed to enhance our customers' investment in and return on the assets comprising their supply chains. To fulfill this mission we intend aggressively to pursue three key goals: (1) focus our business on enterprise level software solutions in the supply chain to achieve a significantly higher percentage of software revenues as a percentage of our total sales; (2) continue aggressive steps both in cost cutting and revenue growth to achieve a return to profitability; and (3) reach a scale we believe is sufficient to sustain the company among the top tier of SCM providers in the world. Our strategies for meeting these goals include:

CONTINUE TO ENHANCE AND EXPAND OUR SUITE OF ENTERPRISE-LEVEL SOLUTIONS.

Vertex believes that its eSeries Java'TM'-architected application suite is key to its long-term competitive and profitable growth. The rise of the Internet has established an unprecedented means for enterprises to access, share and manage not only their own internal business data, but data from within the organizations of their vendors, partners and customers. Still in its formative stages, enterprise collaboration offers a new business model, especially the enterprise supply chain management. But, in addition to developing applications that support enterprise collaboration, we believe there is a significant and long-lived opportunity for intra-enterprise applications that enable our customers to access, share and manage their own corporate information in a more timely, cost-effective manner that ultimately can help them generate more sales, win and retain customers and be more competitive in their own markets. These benefits are not fads in our view, but are the foundation of a trend in economic productivity at the heart of which lies more efficient management of the corporate supply chain.

FOCUS OUR RESEARCH AND DEVELOPMENT ON CUSTOMER DEMAND-DRIVEN SOFTWARE APPLICATIONS.

We now emphasize a customer-driven research and development ("R&D") discipline throughout our organization and across our application set. We listen to our customers' need for applications that allow them to serve their customers more efficiently. A recent study by AMR Research concluded that increased customer focus is the most important issue for SCM clients when they are making the technology purchase decision. Therefore, our product road map for the next 12-months is characterized by accelerated development of cross-platform and cross-database capabilities, with particular emphasis on three vertical markets: pharmaceuticals, third-party logistics ("3PL") and third-party warehousing ("3PW") functionalities. For instance, we have recently achieved commercial availability of enhanced workflow management and third-party billing functionality as two of our value-added deliverables. We are also focused on applications that improve inter-enterprise real-time visibility of goods flow status, as logistics executives have emphasized to us how key it is to them to have in-transit shipment data access. In order to improve our own profitability, to reduce implementation costs and time for our customers, and to streamline our sales efforts, we are standardizing many of our core functionalities. We believe that marketing to our customers a flexible, scaleable and highly standardized set of applications with predictable implementation processes, enables our customers to quantify their total cost of ownership, ease purchasing decisions, shorten sales cycles and ultimately strengthen our relationships with our customers and their relationships with their customers.

CONCENTRATE ON HIGH MARGIN SOFTWARE APPLICATIONS.

We intend to continue to transition our operations and R&D initiatives to enable us to expand our margins. Given the value of our applications and SCM solutions to our customers, we believe we must pursue an operating model that concentrates our resources on modular software applications that share a core, scaleable functionality set.

As part of this strategy, we have assessed the long-term value and fit of some of our current assets and operations for attractive opportunities to generate the value from them that we believe they may have.

EXPAND OUR STRATEGIC ALLIANCES.

We intend to continue to actively pursue relationships with third-party consultants to enable us to raise our penetration in the marketplace, building upon our relationship with IBM, as an example. Partnering is a cost-effective and more efficient method for raising our profile outside our current core vertical markets, a strategy we already pursue, for example, through our partnership with American Management Systems, a provider deeply entrenched in the government vertical.

As an integral aspect of this strategy and as is described in more detail below, (see "Acquisitions" in Note 1 to Consolidated Financial Statements), during fiscal 2001 we developed a strategically vital relationship with Pitney Bowes as a result of which we acquired Pitney Bowes' Transportation Management Software and certain engineering assets in exchange for 1.356 million shares of our Series A Convertible Preferred Stock and approved Pitney Bowes as a reseller of our enterprise software suite. Subsequent to this transaction and the end of fiscal 2001, Pitney Bowes invested approximately $1 million in additional capital in exchange for Series B Convertible Preferred Stock and named a member to our Board of Directors (see "Subsequent Events" in Note 17 to Consolidated Financial Statements). Today, Pitney Bowes and we are marketing, under our own brands, Vertex's enterprise level suite of products and services.

CONSIDER ALTERNATIVE PRICING MODELS THAT CAN INCREASE THE PREDICTABILITY OF OUR REVENUE GROWTH.

We anticipate a gradual transition among technology buyers toward alternative means of investing in enterprise-level applications. Making investment in SCM technology an easier decision for our customers from a financial standpoint for our high-value applications will be an important factor in our continued competitiveness. We are therefore continuing to explore ways to lower the total cost of ownership associated with our products. One potentially important new approach is to offer software on a subscription basis. AMR Research forecasts that from a small base today, subscription-based industry revenues could grow through 2005 at a 46% CAGR. We, too, see signs of interest among customers in developing an alternative to a perpetual license model that would make a subscription-based pricing structure available for those customers for whom such a payment scheme would be more attractive. If the early signs of this trend continue to strengthen, Vertex intends to be prepared to respond to our customers' needs in this regard.

MONITOR OUR EXPENSES AGGRESSIVELY.

During fiscal 2001 we initiated cost reduction measures, including reductions in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses. We will continue to adjust our expense structure toward our financial goal of returning to profitability in the near-term. We believe we have further opportunities to align our expense level with our internal revenue expectations in a way that will more effectively drive us to cash profitability within a reasonable timeframe.

INCREASE OUR SCALE.

We believe that we must increase our scale in order to maintain and improve our competitive profile in the industry. As the SCM market matures and consolidates, we expect the most competitive players will increase scale in order to maintain their pricing power as well as to be capable of responding to increasingly complex customer demands for applications, consulting and implementation services on a wider basis. In addition, as is typical in the software industry, it is often faster and cheaper to acquire targeted capabilities than to develop them internally, especially if there are opportunities to acquire capabilities and personnel and live customers that can complement our own core competencies. We will continue to assess such scale-enhancing opportunities globally.

Products

We are an international provider of supply chain management systems with operations in North America and across Europe. Our portfolio of products includes advance planning and scheduling systems with forecasting, purchasing, and multi-sourcing; order management systems (OMS) with fixed and mobile order entry, processing and fulfillment; inventory management (IMS); warehouse management (WMS); "light-directed" systems for picking and packing, and transportation management systems (TMS). Vertex's inventory and warehousing product suite also covers a range of point solutions including software and integration technology for handheld devices, auto ID and printing solutions (for standard, 2D and 3D bar coding), a suite of mobile data collection solutions for SAP R/3 implementations and software for mobile computing, namely VI Home Service (a product developed to automate field insurance agents), SalesPro (for the automation of field sales workers generally) and VanPro (for route accounting functions). From point of order, to fulfillment, through acknowledgement of receipt, we provide our customers with a complete supply chain solution whether improving the pick rate in a single warehouse or maximizing efficiencies across enterprise operations with a fully integrated execution system in a collaborative environment. Our product suite includes:

Enterprise Products/Services:

Java'TM' architected, eSuite

The Company's core product offering are its Java'TM'-architected, enterprise level, supply chain execution systems which includes order management (eOMS) and warehouse management (eWMS) applications. The most recent edition to the eSuite of products is the web-based transportation management system (eTMS). Vertex's eSuite of products promotes collaboration and the exchange of "real-time" critical information amongst users within their trading environment, including employees, distributors, manufacturers, suppliers and customers. Portable by design, the eSuite of products can operate across multiple operating and hardware environments, incorporates the ability to utilize various database options, and can easily be integrated with existing IT infrastructure and third party applications.

     eWMS is a Java'TM' engineered warehouse management system that provides companies with real-time insight into warehouse operations and inventory availability. eWMS is a true multi-warehouse/owner system that can be deployed cross industry and has specific functionality for food and third party warehouse/logistics environments. eWMS can be implemented to interface with existing enterprise applications or as an integrated component of eOMS and eTMS to facilitate a complete supply chain execution solution.

     eOMS is a web-based order management system that integrates all users in a real-time environment: internal employees, external sales force, customers, distributors, and customers, through any means of deployment: Internet, Intranet, or Extranet. eOMS provides companies with maximized selling opportunities by capturing valuable buying pattern information and then uses this information to broadcast suggestive selling and promotional opportunities as well as many other benefits.

     eTMS is a web-based, enterprise-wide transportation management system that provides users with up-to-the-minute shipment status, package tracking, multi-carrier rate comparisons and reporting across all warehouse operations. eTMS manages the transportation processes of multiple warehouses and distribution centers from a centralized server location while permitting access and distributed processing over the Web, from any remote location. When negotiating carrier rates, presenting the data from all warehouses collectively can result in larger discounts and better carrier service.

iSeries WMS

Our iSeries WMS, iWMS, is the initial WMS product offering that was developed exclusively for use in an AS/400 (RPG) legacy environment. iWMS provides the stability, security and ease-of-implementation that AS/400 users have learned to expect and mandate. iWMS is a well established, highly functional, Tier I WMS, that is currently installed worldwide in a variety of industries including, 3PL, Pharmaceutical, Cosmetic and Fragrance, Food, Office Supplies, Furniture, consumer packaged goods ("CPG") among others.

Light-directed order fulfillment solutions

We offer a comprehensive selection of "light-directed" order fulfillment solutions that enable companies to eliminate errors and wasted warehouse resource activities, and to optimize customer care with expedient delivery and quality of orders received.

     The Vertex eFulfillment system provides a single point of contact between a customer's host or enterprise system and all orders being processed within the warehouse. eFulfillment controls all aspects of fulfillment including RF, pick-to-light, carousel, cart and other paperless picking solutions, as well as other mission critical processes such as electronic scales, conveyors, diverters and sorters.

     PicRite'r'

     PicRite'r' is a pick-to-light system designed for all types of flow rack, shelving, and pallet flow order-picking applications. PicRite guides each picker by illuminating light panels at particular locations, to the specified products for each carton and specifies the quantities required. PicRite allows the picker to indicate pick Complete or Shortages directly at the pick location. The system supports lot and serial number control as required.

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

Advance Planning and Scheduling

Through a recent acquisition of DynaSys, based in Strasbourg, France, we have expanded our application set into several SCM planning-related functions that we believe are highly complementary to our core SCM execution solutions. Our new Systems & Knowledge for Effective Planning applications (SKEP eXtended Solutions) comprise a comprehensive suite of decision-support software modules in supply chain planning that includes Planning, Forecasting, Purchasing, Multi-sourcing, Scheduling and Scoring. In addition, we offer demand management and optimization modules as well as an integration module designed to permit our customers to pool and synchronize the data in their supply chains. SKEP eXt solutions provide process manufacturers with improved delivery times and customer satisfaction; reduction in overall inventory levels, production and distribution costs; and increases capacity utilization and resource optimization.

Point Solution Products/Services:

Stradivari Warehouse Management System

     Our Microsoft centric, browser-based warehouse management system, Stradivari Premier, allows users to access up-to-the-minute critical warehouse and inventory information via a browser, within or beyond the four walls of the distribution center. Stradivari premier is a highly functional and flexible system that benefits medium to large distribution centers, including complex multi-facility installations. Stradivari Premier enables a "true" enterprise configuration where all business logic runs on a central server location. Users need only a browser workstation and a radio frequency ("RF") infrastructure (access points, and handhelds) for real-time data exchange. Unlike other more traditional WMS applications, Stradivari Premier is a web-based system that requires no workstation software; further enhancing cost savings and ROI. In addition, we offers a lower price point, Tier III, plug-and-play WMS called Stradivari. Stradivari, built on the same technology and feature set as Premier, was designed to meet the needs of smaller, less complex warehouse operations.

Mobile Data Collection Products

     Vertex offers SAP R/3 products and services that allow companies to leverage their existing investment in SAP R/3 by extending its functionality to the warehouse floor. To assist in ease-of-implementation, Vertex has developed tools for SAPConsole implementation including the Universal Starter Transaction Set which allows transactions to be easily modified by new users of ABAP, BC2SAP for rapid bar code label design, Z-Builder which develops transactions in hours. Our UMDC is shrink-wrapped software that enhances SAPConsole functionality. In addition, Vertex has professional services to complete its SAP R/3 practice offering including SAPConsole technical training, ABAP coding for data collection, bar code/RF/Printer design, implementation, training and on-going support.

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

Mobile Computing Products

Software for mobile computing includes VI Home Service (a product developed to automate field insurance agents), SalesPro (for the automation of field sales workers generally) and VanPro (for route accounting functions).

Middleware Applications

Our NetWeave is a broad based messaging and database middleware system that enables distributed applications to be integrated into a seamless environment. The synergy that exists between the NetWeave product and the Company's supply chain execution software, provides Vertex with access to new customers with legacy systems and the need for supply chain management solutions without having to change computer platforms or databases.

In addition to software systems, Vertex offers hardware systems, print systems, and integration services.

Service and Maintenance:

Vertex offers a range of professional services in support of customers' cost-effective and timely implementation of our solutions as well as integration of our solutions with our customers' legacy systems. Our professional services include project assessment, implementation management, on- and off-site training, software modification and customization, a complete array of system installation services and project consulting.

We provide 24/7 support for our software applications. Depending on the product concerned, the Company offers a ninety-day to one-year warranty that includes parts and labor. To date, warranty costs have been immaterial. All other repair work is performed at standard quoted rates, which are adjusted from time to time, and which is generally performed in our facilities. Products we sell that are manufactured by others are covered by the manufacturers' standard warranty and service agreements.

Vertex encourages its customers to purchase annual maintenance contracts when customers purchase our software. The normal fee for the maintenance contract is 15%-20% of the original purchase price of the software package depending upon the nature of the support required. For this fee, the customer is entitled to "bug" fixes and updates to the software, when and if made available by the company during the period of the contract. The contract does not include major revisions or customization.

Vertex offers one of the largest site survey, installation and maintenance organizations in North America and Europe.

Product Prices and Revenues

The needs of the SCM market are highly varied and can be quite business-specific, but typically center around order, inventory, warehouse and transportation management systems. Needs may stretch back "up" the supply chain to raw material procurement and "down" the supply chain to the point of sale to the end user. Needs for solutions within these areas also vary by industry vertical, putting a premium on a providers' experience in helping customers in particular vertical markets manage their supply chains.

To address this, Vertex has developed and acquired a product portfolio that allows Vertex to address broad market opportunities. The Company's product prices and revenues vary according to the nature of the products and services offered and the scale of a particular customer implementation. On average our software license fees range from $25,000 for an initial shrink-wrapped limited-user implementation, up to several hundred thousand dollars for more complex, multi-site deployments. Many of our products are modular, which allows the customer the flexibility to introduce new technologies into its own business processes gradually. Vertex believes this approach also shortens the typical sales cycle and creates an obvious and low-cost path to additional sources of license fees and service and maintenance revenues.

Generally speaking, we are able to maintain higher prices in our North American markets for similar functionalities than we are in our European markets.

We sell our software for a perpetual license fee. Additional revenues are generated through maintenance contracts, implementation services, consulting services, hardware that may be included as an integral ingredient of a customer's overall solution, as well as license fees associated with updates and enhancements to the original software. Maintenance contracts typically equal 15%-20% of the license fee and generally extend for one year. In some instances, we price according to the number of sites that a customer may implement and/or the number of concurrent users of a given system.

Sales and Marketing

Vertex sells its broad range of software and systems through a direct sales force of approximately 30 employees worldwide. In addition we have strategic alliances with complementary software/hardware vendors and consulting organizations, including IBM, Scansource, Symbol Technologies, and Intermec Technologies among others. The Company also has certain strategic distributor channel agreements in place with recognizable companies such as Pitney Bowes, American Management Systems, and Les Services Serti, Inc. out of Canada who promote, sell and assist in the implementation of our product offerings.

Our sales and marketing strategy is evolving toward a higher level of partnership and collaborative selling. We intend to pursue additional partnership relationships by more closely aligning our marketing efforts and overall market presence with consultants from complementary business segments where we believe we can assist in helping them grow their footprint and extend and deepen our own.

The sales force will be continually upgraded with industry experts brought in to address new verticals as we expand our functionality to address any specific requirements for that vertical.

We rely on all methods of marketing communication to build awareness of our solutions and their benefits to the marketplace. Typical means for the communication of our message includes seminars, advertising, business partners, consultants, market analysts, public relations, direct marketing and other marketing techniques. In addition, we frequently receive referrals from existing satisfied customers.

International Operations

Vertex today operates in the following countries outside North America: France, Germany, Italy, the Netherlands and the United Kingdom. In addition to sales & marketing employees in these countries, we also support a services organization, Vertex Service & Maintenance. In the fiscal year ended September 30, 2001 our international operations accounted for approximately 51% of our revenue and 58% of our workforce. We operate primarily in Germany, Italy and the United Kingdom.

Customers

Vertex targets companies in the vertical markets of Pharmaceuticals, Information Technology, Consumer Packaged Goods, Automotive Products, Third Party Logistics Providers, Bulk Food Distributors and Financial Services. These are generally industries characterized by large product selections, high transaction volumes and increasing demands for customer-specific order processing. A representative sample of our largest customers in these industries include Andrew Corporation, Air Express International, Applied Materials, Avery Dennison, Bacardi Martini, Bristol-Myers Squibb, ConAgra, Daimler Chrysler, Express Dairies, Georg von Opel, IBM, Kraft Foods, Maastricht University, Merck, Nestle, North Sea Ferries, Parts Express, Pfizer, Warner Lambert and the McLane division of Wal-Mart, among others.

No customer accounted for 10% or more of our total sales in the fiscal year ended September 30, 2001. During the fiscal year ended September 30, 2000 one customer accounted for approximately 11% of revenue.

Research and Development

Our R&D initiatives focus on enhancing our product set with additional functionality aimed at our core vertical markets and our service geography. Our R&D expenses increased substantially in 2001, as a result of recent acquisitions, especially the acquisition during fiscal year 2000 of our Java'TM'-architected, enterprise level SCM suite of software applications for order, warehouse and transportation management.

During fiscal 2001, the Company expended approximately $7.0 million on Research and Development, compared to approximately $1.2 million and $0.9 million in fiscal 2000 and 1999, respectively. As a percentage of total sales, our R&D expenses represented approximately 12% in fiscal 2001, compared with approximately 3% in fiscal 2000. We expect to maintain a level of R&D necessary to fulfill our internal development goals. As new applications and enhancements to current applications become commercially available, we expect that our R&D expense as a percentage of our total sales will decline over time.

On September 21, 2001 we established the Vertex Global Products Group to reduce the costs and time associated with our R&D and our project management initiatives with the aim of strengthening the link between our R&D investment and the needs emerging in the marketplace. We also anticipate that the more streamlined structure can contribute to an increase in the return we achieve on our R&D efforts.

Employees

At September 30, 2001 we had approximately 520 employees worldwide, with 58% of our workforce in our European operations. In our North American operations, approximately 50% of our workforce is in R&D, 14% in Installation and Implementation, 11% in Sales and Marketing (including sales support) and the balance in Executive/Administrative. In our European operations approximately 15% of our workforce is devoted primarily to Sales and Marketing (including sales support) and approximately 60% is in Installation and Implementation Services. Approximately 3% are in R&D, and the balance is in Executive/Administrative. By country, 30% of our European employees are in Italy, 27% in the United Kingdom, 21% in France, 17% in Germany and 5% in Benelux.

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

Competition

The SCM industry is still evolving, thus is characterized by a highly fragmented competitive landscape comprised of hundreds of small, private companies and a handful of larger companies, about 15 of which are publicly traded in the United States. Because the SCM industry we operate in today has its roots in a much less sophisticated, cottage industry-like seedbed, the vast majority of companies who offer products and services designed for the supply chain offer limited applications for specific purposes. Competition today is based on application functionality, service, price and often the provider's ability to eventually provide additional SCM solutions as the customers' needs evolve.

Only within the past three years has the SCM industry of today taken shape. It has not supplanted its origins, but it is evolving into an industry in which the largest providers are typically pursuing a business model centered on the integration of software applications along the full spectrum of the supply chain. This emerging model of integrated functionality requires a more intense capital investment from providers to continue to improve the level of sophistication of the SCM applications and services. Thus, we believe that the competitive landscape in the industry is in the early stages of a consolidation trend that may last for several years, as larger players gain scale to capture market share and gain pricing advantages.

The industry today is marked by competition in two industry segments: SCM planning and SCM execution. Vertex competes primarily in the execution segment. In this segment, we face competition from numerous foreign and domestic companies of various sizes. In our opinion, dominant companies with which it competes are, among others, Manhattan Associates, EXE Technologies, JDA Software, McHugh Software and Robocom Systems, as well as a variety of smaller software providers. Less often we will compete with companies such as i2 Technologies and IBM, who are also business partners, as well as ERP vendors such as SAP, Baan and JD Edwards. Many of our competitors have greater financial, technical and marketing resources than we do. Competition in these areas is further complicated by possible shifts in market share due to technological innovation, changes in product emphasis and applications and new entrants with greater capabilities or better prospects.

Management believes that we compete favorably against our closest peers whenever we face them.

ITEM 2. PROPERTIES

Vertex's corporate headquarters leases a building in Fairfield, New Jersey under a month to month lease, occupying a total of approximately 30,000 square feet, one third of which consists of office space.

The Company owns an 8,000 square foot building in Anaheim, California which houses primarily technical and sales personnel, and a 10,000 square foot building in Neu Anspach, Germany, near Frankfurt, which serves as the headquarters for its ICS International AG subsidiary. Both of the owned properties are subject to bank mortgages. In addition, the Company leases many sites domestically and in Europe for sales, research and development, and administrative purposes.

The Company believes that its current facilities and office space is sufficient to meet its present needs and does not anticipate any difficulty securing additional space, as needed, on terms acceptable to the Company.

ITEM 3: LEGAL PROCEEDINGS

On October 31, 2001, an action was commenced in the United States District Court, Southern District of New York entitled Edgewater Private Equity Fund II, L.P. et al. v. Renaissance Software, Inc. et al. The action, brought against Renaissance Software, Inc., a subsidiary of Vertex, and Vertex, alleges the default by Renaissance Software, Inc. in payment of certain promissory notes in the principal aggregate sum of $1,225,000. Vertex guaranteed the notes. The noteholders demand $1,225,000, together with interest accruing at the rate of 8% per annum from June 30, 2001. We are currently negotiating with the noteholders to accept preferred stock in payment of the balance of the notes payable and interest thereon.

Vertex Interactive, Inc. v. Russell McCabe, et al. and Russell McCabe, et al. v. Vertex Interactive, Inc. On September 28, 2001 Vertex filed a Demand for Arbitration with the American Arbitration Association ("AAA") against Russell McCabe, Daniel McCabe and David Motovidlak (the "ATS Shareholders"), the former shareholders of Applied Tactical Systems, Inc., an entity which merged with Vertex pursuant to a Merger Agreement dated December 29, 2000, seeking damages resulting from the McCabe's interference with Vertex's employees and customers. The ATS Shareholders also filed a Demand for Arbitration seeking $25,000,000 in damages based on, among other things, Vertex's alleged failure to register the ATS Shareholders' stock in Vertex by a certain date. At present, the arbitration proceedings are in a very early stage, but we plan to contest the ATS Shareholders' claims and pursue our own claims vigorously.

In a related action, on December 10, 2001 the ATS Shareholders filed a complaint in the United States District Court for the District of New Jersey entitled Russell McCabe, et al. v. Ernst & Young, LLP et al, against Ernst & Young LLP, Nicholas R.H. Toms, Hugo Biermann, Gregory Thomas, Edwardstone & Company, Inc., Wayne Clevenger, Joseph Robinson, MidMark Capital, LP, Otto Leistner, Bunter B.V.I., Ltd., George Powch, Stephen M. Duff, The Clark Estates, Inc., Raymond Broek, Donald Rowley, Douglas

L. Davis, Barbara H. Martorano and Jacqui Gerrard. Vertex itself is not a defendant in this action. The defendants are our auditors, and certain shareholders, officers and directors individually. The ATS Shareholders are seeking damages in the amount of $40,000,000 plus punitive and statutory treble damages based upon, among other things, allegations that Vertex failed to register stock of the ATS Shareholders by a certain date. Counsel has been retained and we understand that the defendants intend to contest the ATS shareholders' claims vigorously.

On November 20, 2001, an action was commenced in the Superior Court of California, County of Los Angeles, SouthWest District entitled Reichman et al.
v. Vertex Interactive, Inc. et al. The action is brought against Vertex, Nicholas R.H. Toms, our Chief Executive Officer, Douglas Davis, our former Vice President of North America, Marketing and Business Development, Wayne Clevenger, a director, Joseph R. Robinson, a director, Stephen M. Duff, a former director, George Powch, a former director, Gregory N. Thomas, a former director and Otto Leister, a director. Plaintiffs are former shareholders of Positive Developments, Incorporated, a company we acquired on June 30, 2000. The suit alleges that the common shares of Vertex issued to the Positive shareholders in exchange for their respective interests in Positive Developments, Incorporated, were not registered with the Securities and Exchange Commission on a timely basis. The Positive shareholders allege that as a result they were not able to sell their shares of Vertex during specific time periods and were damaged thereby. The relief requested includes $4,000,000 in damages and a rescission of the Stock Purchase Agreement between the parties. We have denied the allegations and are vigorously defending the matter.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of securityholders during the most recent fiscal quarter.

                                     PART II

ITEM 5: MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Company's Common Equity

The principal market for the Company's shares of Common Stock, par value $.005 per share is the NASDAQ National Market System under the symbol VETX. Prior to April 26, 2000 the Company's shares of common stock traded on the OTC Bulletin Board under the same symbol.

The following table sets forth, for the periods shown, the high and low sale prices concerning such shares of Common Stock:

                           High               Low
2000

First Quarter           $ 4.4375            $2.1875
Second Quarter           14.7500             3.2500
Third Quarter            14.1250             5.5000
Fourth Quarter           18.5000             9.6875

2001

First Quarter           $18.5000            $5.3125
Second Quarter            8.7812             1.5625
Third Quarter             2.9500             1.4375
Fourth Quarter            1.9700             0.8800

The approximate number of holders of record of the Company's shares of Common Stock as of December 31, 2001 was 474. This number includes numerous brokerage firms that hold such shares in street name. The Company estimates that there are more than 3,000 beneficial shareholders as of December 31, 2001. The Company's shares of Series A Preferred Stock par value $.01 per share are held by one holder of record.

The Company has not paid any cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

Recent Sales of Unregistered Securities

We have issued unregistered securities to (a) employees and (b) other individuals and institutional investors. Each such issuance was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, contained in Section 4(2) and/or Regulation D promulgated thereunder, or Rule 701 promulgated thereunder on the basis that such transactions did not involve a public offering. When appropriate, we determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. At the time of issuance, the certificates evidencing the securities contained legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933 or an exemption from such registration requirements. The following is a summary of transactions we made during the past three years involving sales and issuances of securities that were not registered under the Securities Act of 1933 at the time of such issuance or transfer. Certain of these issuances of unregistered securities contained rights requiring the Company to register the securities within a specified period of time. The Company has not been able to timely register these securities in all instances. See Notes 10 and 14 to the Company's consolidated financial statements included herein.

ACQUISITIONS

Portable Software Solutions Limited and Related Companies. On September 27, 1999, we acquired all of the outstanding capital stock of Portable Software Solutions Limited ("PSS"), Portable Software Solutions (Maintenance) Limited ("Maintenance") and Trend Investments Limited ("Trend", and together with PSS and Maintenance, the "PSS Group"). The total purchase price payable to the shareholders of the PSS Group was approximately $10.1 million, including approximately $5.9 million in cash, two notes payable of approximately $800,000 each and 1,591,984 unregistered shares of our common stock. The unregistered shares were issued to "accredited investors" in a "business combination" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Auto-ID, Inc. Effective April 1, 2000, we acquired all of the outstanding common stock of Auto-ID, Inc. ("Auto-ID"). The total purchase price was $600,000 paid for by the issuance to the shareholder of Auto-ID of 100,000 unregistered shares of our common stock. The unregistered shares were issued to "purchaser" in a "business combination" within the meaning of Rule 501 and pursuant to Rule 505 of Regulation D under the Securities Act of 1933.

Positive Developments, Inc. In June 2000, we completed a merger with Positive Developments, Inc. ("PDI") by exchanging 400,000 shares of our unregistered common stock for all of the common stock of PDI. The unregistered shares were issued to "purchasers" in a "business combination" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Communication Services International Incorporated. Also in June 2000, we completed a merger with Communication Services International, Incorporated ("CSI"), by exchanging 1,317,647 shares of our unregistered common stock for all of the common stock of CSI. The unregistered shares were issued to "purchasers" in a "business combination" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Software Rights of NetWeave Corporation. On August 31, 2000, we purchased all rights to the NetWeave software product from NetWeave Corporation. Consideration for the software was 80,386 unregistered shares of our common stock, which at the time of the transaction had an aggregate fair market value of approximately $1 million, and the cancellation of approximately $71,000 of debt. The unregistered shares were issued to "accredited investors" and "purchasers" within the meaning of Rule 501 and pursuant to Rule 505 of Regulation D under the Securities Act of 1933.

Renaissance Software, Inc. Effective September 30, 2000, we acquired all of the outstanding common stock of Renaissance Software, Inc. ("Renaissance"). As consideration, we issued 3,571,144 shares of our unregistered common stock (263,000 of which are held in escrow), which at the date of the transaction had a fair market value of $13.42 per share. In addition, we reserved 535,644 shares of our common stock for the issuance upon exercise of Renaissance stock options. The estimated fair market value (included in the total consideration paid for Renaissance) of the vested portion of these options was $6,217,000 and the unvested portion was $461,000. The unregistered shares and options were issued to "accredited investors" in a "business combination" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Assets of Genicom S. A. On October 6, 2000, we acquired certain assets of Finmek Holdings N. V., a Belgian corporation, and its following affiliates, Genicom S. A., a French corporation, Genicom SpA, an Italian corporation, and Genicom Ltd, a United Kingdom corporation. In exchange for certain assets and the assumption of certain liabilities, we agreed to pay $2,500,000 to Genicom S. A. and affiliates, subject to certain post closing purchase price adjustments. Of the total purchase price, we paid $2,000,000 at closing and agreed to fund the balance by establishing an escrow account. We therefore deposited 31,746 of our common shares, whose fair value was equal to $500,000. The unregistered shares were issued to "accredited investors" in a "business combination" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Since the Escrow Agreement required the Company to maintain sufficient common shares in escrow to provide a value of $500,000, the Company deposited an additional 231,412 common shares in the escrow account on September 4, 2001. The unregistered shares were issued to "accredited investors" in a "business combination" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Applied Tactical Systems, Inc. In December 2000, we completed a merger with Applied Tactical Systems, Inc. ("ATS"). As consideration, we issued 3,000,000 shares of our unregistered common stock (210,000 of which are held in escrow, to be released upon the first issuance of the combined companies audited financial statements), which at the date of the transaction had a fair market value of $8.30 per share. In addition, we reserved 153,600 shares of our common stock for the issuance upon exercise of ATS stock options. The estimated fair market value (included in the total consideration paid for ATS) of the vested portion of these options was $620,000 and the unvested portion was $44,000. The unregistered shares and options were issued to "accredited investors" in a "business combination" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Binas Beheer B.V. On February 13, 2001, we acquired all of the capital stock of Binas Beheer B.V. ("Binas"). The total purchase price was $570,000, paid for with approximately $300,000 in cash and by the issuance to the Binas shareholders of 42,686 unregistered shares of our common stock, which at the date of the transaction had a fair market value of $6.34. The shares were issued pursuant to Rule 903 of Regulation S under the Securities Act of 1933.

Assets of Pitney Bowes Transcape Division. On February 7, 2001, we acquired certain assets of Pitney Bowes' Transcape division in exchange for the assumption of certain liabilities and by the issuance to Pitney Bowes, Inc. of 1,356,852 shares of our unregistered Series A Convertible Preferred Stock, which on the date of acquisition, was estimated to have a fair market value of approximately $10.4 million. The unregistered Convertible Preferred Shares were issued to an "accredited investor" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

DynaSys S. A. On September 10, 2001, we acquired all the capital stock of DynaSys S. A. ("DynaSys"). The total purchase price was 134,979 unregistered shares of our common stock, which at the date of the transaction had a fair value of $1.61 per share. The shares were issued pursuant to Rule 903 of Regulation S under the Securities Act of 1933.

PRIVATE PLACEMENTS

Completed in 1999. On September 16, 1999, we issued to Edwardstone & Company, Incorporated and MidMark Capital, L.P. 5,449,642 and 5,000,000 unregistered shares of our common stock, respectively, for an aggregate cash purchase price of $10,000,000. The unregistered shares were issued to "accredited investors" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Completed in 2000. On March 30, 2000, we completed the first tranche of a private placement by issuing 2,950,000 unregistered shares of our common stock to various individuals and institutional investors for $23,600,000. The unregistered shares were issued to "accredited investors" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

On April 19, 2000, we completed the second tranche of the private placement and sold an additional 343,750 unregistered shares of our common stock to various individuals and institutional investors for $2,750,000. The unregistered shares were issued to "accredited investors" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

On December 20, 2000, we completed a private placement by issuing 1,124,461 unregistered shares of our common stock and 337,341 unregistered options exercisable at $7.50 to various individuals and institutional investors for an aggregate purchase price of $5,600,000. The unregistered shares were issued to "accredited investors" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

On August 9, 2001, the Company granted the investors options to purchase an additional 224,895 unregistered shares of our common stock at an exercise price of $2.15. The options were issued to an "accredited investor" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Completed in 2001. On April 3, 2001, we completed a private placement by issuing 2,783,904 unregistered shares of our common stock to various individuals and institutional investors for an aggregate purchase price of $4,001,862. The unregistered shares were issued to "accredited investors" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

The private placement, as described above, required that the issued shares be registered in 45 days or incur a penalty of 10% of the shares issued. To the extent that this was not completed, the Company issued an additional 278,390 unregistered shares of our common stock to the various individuals and institutional investors. The unregistered shares were issued to "accredited investors" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

On June 19, 2001, the Company issued in the aggregate $5,500,000 of convertible notes payable to Midmark Capital L.P., Midmark Capital II L.P., and certain individuals related to these two entities (collectively "Midmark Capital"). These notes were to automatically convert into 3,860,864 shares of Vertex common stock on the day that the Company obtained the requisite shareholder approval for the issuance of shares to Midmark Capital. Upon conversion, the unregistered shares would be issued to "accredited investors" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

On July 31, 2001, we completed a $359,375 private placement of a convertible note with Partas AG, an affiliate of one of the Directors of the Company. This note is, upon shareholder approval, convertible into 250,000 shares of unregistered common shares. The unregistered shares are issuable to an "accredited investor" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

FINANCIAL & OTHER CONSULTING SERVICES

Law Offices of Jeffrey Marks. On September 23, 1998, we retained the services of Jeffery D. Marks, Esq. in connection with certain legal matters. As partial compensation for Mr. Marks's services, options exercisable for 25,000 unregistered shares of our common stock were issued to Mr. Marks at an exercise price of $ .94 per share. These options were issued to a "purchaser" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

On February 28, 2000, we retained the services of Jeffery D. Marks, Esq. Pursuant to an annual retainer agreement for a year. As partial compensation for Mr. Marks's services, options exercisable for 16,000 unregistered shares of our common stock were issued to Mr. Marks at an exercise price of $8.81 per share. These options were issued to a "purchaser" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

On April 17, 2000 we retained the services of Jeffery D. Marks, Esq. in connection with special consulting work outside the scope of the retainer agreement. As compensation for Mr. Marks's services, options exercisable for 5,500 unregistered shares of our common stock were issued to Mr. Marks at an exercise price of $6.00 per share. These options were issued to a "purchaser" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Strategic Growth International, Inc. On January 24, 2000, we retained the services of Strategic Growth International, Inc. ("Strategic"), a financial consulting firm, to assist us in raising additional funds through private placements of our common stock. The Company immediately issued options for 800,000 shares of our unregistered common stock at $4.00 per share, which became exercisable upon completion of the

March and April 2000 private placement offerings discussed above. These options were issued to an "accredited investor" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

As compensation for Strategic's assistance in the private placements completed in 2000 as described above, options exercisable for 125,000 unregistered shares of our common stock were issued to Strategic. The option price for each of these options is $6.94 per share. In addition, as compensation for Strategic's assistance in the private placements completed in 2001, as described above, we issued options for 34,809 unregistered shares of our common stock at $1.438 per share. The options were issued to an "accredited investor" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

bcBlueprint. On January 25, 2000, we retained the services of bcBlueprint, in connection with developing marketing and sales strategies and tactics. As partial compensation for bcBlueprint's services, options exercisable for 30,000 unregistered shares of our common stock were issued to bcBlueprint at an exercise price of $3.75 per share. These options were issued to a "purchaser" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Halpern Capital Advisors. On March 1, 2000, we retained the services of Halpern Capital Advisors to assist us in raising additional funds through private placements of our common stock. As compensation for Halpern Capital Advisors' assistance in the private placements, options exercisable for 300,000 unregistered shares of our common stock were issued to Baruch and Shoshana Halpern at an exercise price of $8.00 per share. The options were issued to "accredited investors" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

As compensation for Halpern Capital Advisors' assistance in the private placements completed in April 2001, as described above, options exercisable for 94,426 unregistered shares of our common stock were issued to Baruch and Shoshana Halpern and options exercisable for 10,000 unregistered shares of our common stock were issued to Stephen J. Davis, an employee of Halpern Capital Advisors. The option price for each of these options is $1.43 per share. The options were issued to "accredited investors" and a "purchaser" within the meaning of Rule 501 and pursuant to Rule 505 of Regulation D under the Securities Act of 1933.

The private placement completed in April 2001, as described above, required that the issued shares and options exercisable be registered in 45 days. To the extent that this was not completed, the Company issued an additional 9,443 unregistered shares of our common stock to Baruch and Shoshana Halpern and options exercisable for 1,000 unregistered shares of our common stock were issued to Stephen J. Davis, an employee of Halpern Capital Advisors. The option price for each of these options is $1.43 per share. The options were issued to "accredited investors" and a "purchaser" within the meaning of Rule 501 and pursuant to Rule 505 of Regulation D under the Securities Act of 1933.

H.C. Wainwright & Co. On April 24, 2000, we retained the services of H. C. Wainwright & Co., Inc. ("Wainwright"), a financial consulting firm, to assist us in evaluating various strategic growth alternatives. As partial compensation for Wainwright's financial advisory services, options exercisable for 50,000 unregistered shares of our common stock were issued to Wainwright at an exercise price of $8.00 per share. The options were issued to "accredited investors" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

On December 20, 2000, we again retained the services of Wainwright in connection with a private placement of 1,124,461 unregistered shares of our common stock with options exercisable for 337,341 unregistered shares of our common stock at $7.50 per share to various investors for $5,600,000. As partial compensation for Wainwright's services, options exercisable for 25,000 unregistered shares of our common stock were issued to Wainwright at an exercise price of $5.00 per share. The options were issued to "accredited investors" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

On August 9, 2001, the Company granted Wainwright options to purchase an additional 16,667 unregistered shares of our common stock at an exercise price of $2.15. The options were issued to "accredited investors" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Ibis Consulting Group, Inc. On May 22, 2000, we retained the services of Ibis Consulting Group ("IBIS"), a financial consulting firm, in connection with potential capital raising and investor relations' services. As partial compensation for these services, options exercisable for 250,000 unregistered shares of our common stock were issued to IBIS at an exercise price of $6.50 per share. The options were issued to a "purchaser" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Brookside Management Consultants, Inc. On July 5, 2000, we retained the services of Brookside Management Consultants Inc., ("Brookside") a management consulting firm controlled by Gerald R. Cioci, to assist us in developing cash management systems. As partial compensation for Brookside's consulting services, options exercisable for 1,000 unregistered shares of our common stock were issued to Mr. Cioci at an exercise price of $10.25 per share. The options were issued to a "purchaser" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Michael C. Murphy, CPA. On December 20, 2000, we retained the services of Michael C. Murphy, in connection with due diligence associated with a proposed acquisition. As full compensation for Mr. Murphy's services, options exercisable for 17,500 unregistered shares of our common stock were issued to Mr. Murphy at an exercise price of $4.56 per share. These options were issued to a "purchaser" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Otto Leistner. On January 2, 2001, the Company awarded Mr. Leistner, one of its Directors, options exercisable at a price of $5.72 per share for 20,000 unregistered shares of our common stock for the accounting services he performed from September 22, 1999 thru April 17, 2000 prior to his becoming a Director. These options were issued to an "accredited investor" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

vFinance LC and vFinance Capital LC. On July 17, 2001, we retained the services of vFinance LC, a financial consulting firm, to assist us in raising capital and to provide strategic advice to maximize shareholder value. As partial compensation for vFinance's services, options exercisable for 100,000 unregistered shares of our common stock were issued to vFinance at an exercise price of $2.16 per share. These options were issued to an "accredited investor" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

SETTLEMENT AGREEMENTS

Portable Software Solutions, Inc. In January and February 2001, we issued 398,000 unregistered shares of our common stock to former shareholders of Portable Software Solutions, Inc., a U.K. company we purchased in September 1999. These shares, with a fair value of $2,272,000, were issued to settle all outstanding balances owed to the former shareholders, including notes payable of approximately $1,500,000 and the related interest thereon, and all additional balances due with respect to their compensation agreements. The shares were issued to "accredited investors" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Peak Technologies Inc. In April 2001, we issued 31,500 shares of our common stock to Peak Technologies, Inc. ("PTI"). These shares were issued in settlement of a lawsuit commenced by PTI against the Company and Mr. Nicholas Toms with respect to his Employment Agreement with PTI. The unregistered shares were issued to an "accredited investor" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Renaissance Software, Inc. Bondholders. On July 23, 2001, in consideration for their forbearance in the payment of past due principal and the related interest thereon, we issued 147,000 unregistered shares of our common stock to current bondholders of Renaissance Software, Inc., a company we acquired effective September 30, 2000. The shares were issued to "accredited investors" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing on pages beginning on F-1. Such financial data for periods prior to September 30, 1999 were restated, effective October 1, 1999, to reflect the change in year end from July 31 to September 30 as described in Note 1 to the Consolidated Financial Statements. Also, as discussed in Item 7. and Note 1 to the Consolidated Financial Statements, the Company has completed acquisitions in fiscal 2001, 2000 and 1999 so the amounts shown in selected financial data are not directly comparable.

                       SUMMARY OF SELECTED FINANCIAL DATA

                                          2001            2000           1999          1998          1997
------------------------------------------------------------------------------------------------------------
OPERATIONS FOR THE YEAR:
------------------------------------------------------------------------------------------------------------
Revenues                             $  59,087,470    $ 47,769,311    $10,106,332   $6,754,864    $4,078,127

Income (loss)
  before amortization,
  impairment of
  long-lived assets and in-process
  research and development
  write-off                            (21,568,299)       (198,157)       333,542      (20,500)     (289,628)

Intangible amortization                 14,571,757       1,063,775             --           --            --

Impairment of long-lived assets         78,364,560              --             --           --            --


In-process research and
  development write-off(1)               3,600,000       7,500,000             --           --            --

Net (loss) income                     (122,952,102)     (9,412,424)      (160,413)     287,011      (597,500)

Basic Net Income (Loss)
  Per Share                                  (3.95)          (0.46)         (0.02)        0.04         (0.09)

FINANCIAL POSITION AT END OF YEAR:
------------------------------------------------------------------------------------------------------------

Total Assets                         $  53,439,283    $110,219,476    $30,348,130   $5,399,704    $2,600,420

Long-Term Debt                           7,129,260       1,927,943      1,495,337      115,530       271,412

Stockholders' Equity                    11,950,527      84,407,725     13,725,628    2,071,507     1,534,550

(1) For fiscal years 2001 and 2000, the in-process research and development write off is associated with the acquisitions of Transcape assets from Pitney Bowes in February 2001 and the enterprise software applications of Renaissance Software, Inc., effective September 30, 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10K contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief, as well as assumptions made by and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in Item 1: "Business", and elsewhere in this Annual Report on Form 10-K. Vertex undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of other unanticipated events.

This discussion and analysis should be read in conjunction with the Selected Financial Data and the audited consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2001", "2000" and "1999" refer to fiscal years ended September 30, 2001, 2000 and 1999, respectively.

Overview

Purchase Acquisitions:

As discussed in Note 1 to the Consolidated Financial Statements, we have completed a number of acquisitions from September 1999 through September 2001, which have substantially expanded our portfolio of products and services, as well as our geographic reach throughout North America and into Europe. The magnitude of these acquisitions had a significant impact on the comparability of our results of operations from 1999 through 2001. The following summary of the more significant purchase acquisitions closed during the last two years is segregated by those first impacting operations in fiscal 2000 ("Fiscal 2000 Acquisitions") and those first impacting operations in fiscal 2001 ("Fiscal 2001 Acquisitions").

Fiscal 2000 Acquisitions:

Effective September 30, 1999, we acquired all of the stock of three commonly owned companies in the United Kingdom and Ireland (together "PSS"). PSS developed and sold point solution products that automated field insurance and sales personnel, and route accounting functions.

Also effective September 30, 1999, we acquired all of the stock of ICS International ("ICS"), based principally in Germany, and operating in Italy, France and Benelux. ICS was a provider of point solutions systems, including integrated wireless data capture solutions, which often contain hardware devices manufactured by third parties, which we resell as part of the solution for the customer.

Effective March 1, 2000, we acquired all of the outstanding capital stock of Data Control Systems ("DCS"), a provider of enterprise level "light-directed" warehouse management systems located in New Jersey.

Effective April 1, 2000, Vertex acquired all of the outstanding capital stock of Auto-ID, Inc. ("Auto-ID"), a reseller of point solutions bar coding equipment, primarily in the Southeast.

Effective June 30, 2000, we acquired all of the outstanding common stock of Societe Italiana Servizi Italservice S.r.l. ("SIS"), a provider of after-market computer maintenance and software support services, primarily in Italy.

Fiscal 2001 Acquisitions:

Effective September 30, 2000, Vertex acquired all of the outstanding common stock of Renaissance Software Inc. ("RSI"), a developer of enterprise level supply chain and warehouse management systems.

In October 2000, we purchased the assets and business of three former European service and maintenance divisions of Genicom International (collectively referred to as "ESSC"), which expanded our ability to provide hardware and software maintenance to our European customers.

Effective December 31, 2000, Vertex completed a merger with Applied Tactical Systems, Inc. ("ATS"), a provider of point solution connectivity software for SAP installations.

Effective February 7, 2001, Vertex purchased from Pitney Bowes its Transportation Management Software and certain engineering assets (the Transcape Division, or "Transcape"), which broadened our portfolio of enterprise level applications.

On February 13, 2001, we acquired all of the capital stock of Binas Beheer B.V. ("Binas") a Java'TM' IT consulting practice.

In September 2001, we acquired all of the outstanding stock of DynaSys, a software developer of enterprise level advance planning and scheduling applications. Results of operations for DynaSys will be included in our consolidated financial statements beginning October 1, 2001.

The accompanying consolidated financial statements assume the PSS and ICS acquisitions closed effective September 30, 1999, the DCS acquisition closed effective March 1, 2000, the Auto-ID acquisition closed effective April 1, 2000, The RSI acquisition closed effective September 30, 2000, the ESSC purchase closed effective October 31, 2000, the ATS acquisition closed effective December 31, 2000, and the Transcape acquisition closed effective February 7, 2001. Vertex has accounted for each of these acquisitions using the purchase method of accounting in accordance with APB No. 16. Accordingly, the financial statements include the results of operations from October 1, 1999 for PSS and ICS, from March 1, 2000 for DCS, from April 1, 2000 for Auto-ID, from July 1, 2000 for SIS, from October 1, 2000 for RSI, from November 1, 2000 for ESSC, from January 1, 2001 for ATS, from February 1, 2001 for Binas and from February 7, 2001 for Transcape (collectively, the "Purchase Acquisitions").

Business Combinations:

In June 2000, we completed mergers with Positive Developments, Inc. ("PDI"), a provider of point solution applications, and Communication Services International, Incorporated ("CSI"), a provider of wireless and cable networking services. These mergers were accounted for using the pooling of interests method in accordance with APB No. 16. Accordingly, the accompanying consolidated financial statements have been restated to include the results of PDI and CSI for all periods presented.

Results Of Operations

Year ended September 30, 2001 compared to year ended September 30, 2000.

Operating Revenues:

Operating revenues increased by approximately $11.3 million (or 23.7%) to $59.1 million in 2001.

Point solutions products and services revenues decreased approximately $2.9 million, to $28.8 in 2001 from $31.7 million in 2000. This is due primarily to our strategy of de-emphasizing lower margin product sales, which reduced revenues by approximately $6.8 million, including $3.8 million resulting from the sale of two divisions in the second half of 2000. Sales of our mobile computing products, principally in the U.K., decreased approximately $2.1 million; as revenues in 2000 included a large contract with one customer aggregating $5.1 million. Offsetting these decreases, point solutions revenues also increased by approximately $6 million as a result of additional point solution products and services acquired during 2001 aimed at inventory, warehouse management, and the SAP market.

Enterprise solutions revenues increased to $9.9 million from $6.7 million in 2000. Our light directed order fulfillment systems revenues increased to $8.1 million in 2001 from $6.7 million in 2000. The revenues in 2000 were for the seven-month period following the acquisition of our light-directed technology, while 2001 includes a full year of revenues. Sales of these products have been severely impacted by the general economic slowdown and the hesitancy of customers to commit to large systems purchases. We expect this slowdown to have a negative impact on the fiscal 2002 enterprise solutions revenues, at least through our third fiscal quarter ending June 30, 2002. The remainder of the increase in enterprise solutions revenues was generated by our eSuite of Java'TM' architected products and services acquired during 2001 and by the addition of the enterprise transportation management assets mid year. These revenues fell substantially below expectations, both as a result of delays in the development and roll out of the eSuite of products and the downturn in the economy.

Service and maintenance revenues have increased approximately $11 million from 2000. The acquisitions of ESSC in 2001 and SIS in June 2000 expanded our capability to provide hardware and software maintenance in Europe and resulted in an additional $8.1 million of revenue in 2001. Our remaining service and maintenance revenues grew approximately $2.9 million in 2001 resulting primarily from service revenue on the products acquired in 2001 and a large $2.2 million cable installation project.

Gross Profit:

Gross profit increased by approximately $6.3 million (or 41.4%) to $21.5 million in 2001. As a percent of operating revenues, gross profit was 36.4% in 2001 as compared to 31.8% in 2000. The increase in the gross profit percentage is due, in part, to the higher margin software and system sales, principally from the enterprise solutions products and services, which represented 17% of total revenues in 2001 and 14% in 2000. The gross profit percentage was also favorably impacted by our de-emphasis of low margin point solution products mentioned above.

Operating Expenses:

Selling and administrative expenses increased $21.4 million (or 160%) to $34.8 million in 2001. The Fiscal 2001 Acquisitions accounted for $8.1 million of the increase, and the impact of a full year of the Fiscal 2000 Acquisitions in 2001 added approximately $1.5 million. Additionally during 2001, we incurred approximately $1.3 million on a consolidated corporate marketing, advertising and communications program; which included the creation of corporate identity and product collateral literature, development of advertising materials, as well as advertising space, and attendance at key industry trade shows. In anticipation of the roll out of our eSuite of products, together with a new point solution warehouse management system, we recruited, hired and trained additional sales personnel in North America and Europe. Corporate level general and administrative expenses have increased approximately $6 million reflecting, in part, a full year of expense related to the corporate infrastructure that we began to establish during 2000, to integrate and manage the expansion of our products and services through acquisitions. This included human resources, data processing, finance, investor relations and administrative personnel. In addition, professional fees (including legal, accounting, recruiting, financial and strategic consulting) increased approximately $2.3 million.

Research and development expenses have increased approximately $5.8 million (or 472%) to $7.0 million in 2001 from $1.2 million in 2000. This increase reflects our acquisition of the eSuite of Java'TM' architected products and, in part, the transportation management system assets. In addition, following our acquisition of the core eSuite functionality, we determined that it was not sufficiently commercialized, consequently, we accelerated our R&D investment in these key applications in order to achieve commercial stability.

The amortization of intangibles of $14.6 million in 2001, as compared to $1.1 million in 2000 is a direct result of the Purchase Acquisitions. These intangibles were being amortized over their estimated lives ranging from 2 to 25 years. At September 30, 2001 we wrote off approximately $78.4 million
(see Note 13), as the result of an assessment of the carrying values of our intangible assets recorded in connection with all of our acquisitions. Management undertook this assessment because of the significant negative economic trends impacting our current operations, lower expected future growth rates, a decline in our stock price, and significantly lower valuations for companies within our industry. At the time of our analysis, the net book value of our assets exceeded our market capitalization. Based on our evaluation of these factors, our belief that the decline in market conditions within our industry was significant and permanent, the consideration of all other available evidence, we determined that the Fair Market Value of our long-lived assets was less than their carrying valaue.

Our intangible assets are assoicated with our acquisitions of technologies and services capabilities that we have made as part of our growth and competitive strategy described above. (See Item I, Strategy.) A number of these acquisitions were closed during a period of rapid change and evolution within the technology industry generally and within the developing supply chain management industry in particular.

Since making some of our acquisitions we have concluded that some of our original long-term assumptions about how the market we serve would evolve and what customers would be requiring in supply chain management technologies have changed. We now expect future cash flows from these acquired assets to be less than our initial expectations. We have, therefore, reduced the carrying value of these assets on our balance sheet, as described in detail in Note 13, and recorded a $78.4 million write off at September 30, 2001.

As a result of the February 2001 acquisition of Transcape assets, $3.6 million of the excess purchase price was charged directly to expense as a write-off of in-process research and development costs. The allocation of $3.6 million of the excess purchase price to in-process research and development costs was based on a valuation made by an independent valuation firm, as more fully described in
Note 1 to the financial statements.

Interest income decreased approximately $170,000 (or 55%) in 2001. The decrease is due to lower cash balances maintained during 2001 as compared to 2000. Interest expense increased by approximately $560,000 to $1.0 million in 2001. This increase is due to increased working capital borrowings, including $5.8 million of convertible notes payable, and acquisition related debt. Other expenses increased $3.7 million primarily due to provisions for litigation in 2001.

The income tax provision decreased $227,000 (or 60%) in 2001, due primarily to increased losses. The income tax provision is comprised primarily of foreign taxes provided on the profit of certain subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses are an adjustment of goodwill.

Net Income (loss):

The 2001 net loss includes the impact of the amortization of intangibles, increased operating expenses, the write-off of in-process research and development costs, and the recognition of impairment of certain long-lived assets.

Year ended September 30, 2000 compared to year ended September 30, 1999.

Operating Revenues:

Operating revenues increased by approximately $37.7 million (or 373%) to $47.8 million in 2000. The acquisitions of point solution capabilities through PSS, ICS, Auto-ID, and SIS, and enterprise systems and applications through DCS (the "Purchase Acquisitions") contributed approximately $9.2 million, $19.4 million,$0.6 million, $0.7 million and $7.4 million, respectively for an aggregate increase of $37.3 million. The mergers with CSI and PDI (the "Mergers"), through which we expanded our point solutions technology portfolio and acquired a substantial facilities cabling operation, contributed to $3.5 million of the increase. The operating revenues for Vertex, excluding all acquired technology, products and functionalities, decreased approximately $3.1 million from 1999 to 2000 due to the completion of a large contract during 1999.

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

Operating Expenses:

Selling and administrative expenses increased $10.3 million (or 334%) to $13.4 million in 2000. The Purchase Acquisitions accounted for $8.4 million of the increase, the Mergers accounted for $0.5 million, and Vertex, exclusive of all acquired companies, accounted for $1.8 million. Included in the Vertex increase are the costs of establishing a corporate infrastructure, which are offset by reduced administrative costs at certain of the acquired entities. As a percentage of revenue, selling and administrative expenses decreased from 30.5% to 28.0% from 1999 to 2000.

Research and development expenses have increased approximately $370,000 (or 43.0%) from $0.9 million in 1999, to $1.2 million in 2000. In addition, $1.1 million of software development expenses incurred in 2000 were capitalized. Thus, total research and development expenditures in 2000 were approximately $2.3 million. This increase reflects the Company's transformation from primarily producing and reselling hardware devices to developing sophisticated order fulfillment solutions, with an increasing emphasis on providing Internet enabling technologies. The research and development is being performed by employees, and to a greater extent in 2000, by outside consultants.

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

Liquidity and Capital Resources

The successful implementation of our business plan has required, and will require on a going forward basis, substantial funds to finance (i) the growth of our operations, (ii) further development of our enterprise technologies, (iii) historic and expected future operating losses, and (iv) additional selective acquisitions to achieve the scale we believe will be necessary to remain competitive in the global SCM industry.

Fiscal 2001

In fiscal 2001, the overall decline in the enterprise applications software and telecommunications industries has had a substantial negative impact on our results of operations. These factors, in combination with our continuing negative operating cash flows, placed significant pressures on our financial condition and liquidity position. Operating and investing activities resulted in cash consumption of $21.5 million in 2001. During fiscal 2001, the Company completed a series of transactions to fund its cash needs arising from the foregoing, including private placement sales of common shares resulting in approximately $8.8 million of proceeds (net of cash transaction costs totaling $0.8 million) and the issuance of convertible notes in an aggregate principal amount of $5.9 million. In addition, the exercise of stock options during the period totaled $0.9 million. At September 30, 2001, the above activities resulted in a net cash balance of $1.4 million (a decrease of $6.5 million) and a negative working capital balance of $15.1 million.

Outlook

Between September 30, 2001 and December 31, 2001 our consolidated cash balance continued to decline. We do not anticipate reaching the point at which we generate cash in excess of our operating expenses until June 2002 at the earliest, about which there can be no assurance. We have therefore required, and currently expect to require, significant additional funds aggregating approximately $15 million for the period from October 1, 2001 through June 30, 2002 to meet accrued non-operating obligations, working capital to fund operating losses, interest, capital expenditures, expenses related to cost-reduction initiatives, and potential liabilities related to pending litigation (see Note 14 to Consolidated Financial Statements).

Our sources of ongoing liquidity include the cash flows of our operations, cash available from various existing credit lines, potential new credit facilities, potential additional equity investments, and sales of our non-core assets. Consequently, Vertex is aggressively pursuing additional debt and equity financing, is restructuring certain existing debt obligations, is continuing to reduce its operating expenses, and is structuring its overall operations and resources around high margin enterprise products and services.

In particular:

     (i) As described in Note 17 to Consolidated Financial Statements, since September 30, 2001 through December 31, 2001 we have raised $6 million through the issuance of: (1) Series B Convertible Preferred Stock to Pitney Bowes valued at $1 million; (2) $3 million in notes payable convertible into Series C Convertible Preferred Stock to Midmark Capital II, LP; and (3) $2 million in a convertible note payable collateralized by certain North American accounts receivable. It is our understanding that Midmark Capital II, LP will convert its note payable to equity upon receipt of shareholder approval and that the $2 million convertible note payable will also convert upon registration of the underlying common shares;

     (ii) We intend to convert certain of our current liabilities through non-cash transactions, including approximately $1.5 million of litigation-related accruals that we expect to settle by the issuance of stock options, and another $110,000 that has been settled with the issuance of common shares. Management anticipates that currently ongoing negotiations will lead to an aggregate of approximately $2.3 million of past due notes payable being exchanged for convertible preferred stock;

     (iii) During 2001 we initiated cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses. During our fiscal fourth quarter we reduced our operating expenses by approximately $1.5 million ($6 million annualized) compared with our fiscal third quarter ended June 30, 2001, as a result of these actions. We are also pursuing an opportunity to provide outsourced development services over the next twelve months that would effectively reduce annualized operating expenses by approximately $1.6 million;

     (iv) We have retained a financial advisor to assist us in assessing strategic alternatives regarding the possible disposition of any products and services which management has determined are no longer core to the achievement of our strategy of focusing on the development and delivery of enterprise level supply chain management software applications and services.

     (v) As a result of their efforts, we have already agreed in principle to sell our wireless and cabling installation division for $2 million, of which $1.2 million is expected to be in cash. This transaction is expected to close by the end of March 2002;

    (vi) We are also actively considering offers to purchase our hardware service and maintenance division which provides such services in Italy, France and the United Kingdom, as well as the bar code reseller portion of our businesses in Germany and the Netherlands;

    (vii) We are negotiating with one of our strategic partners to increase its investment in Vertex by up to $3.0 million;

While we are continuing our efforts to reduce costs, gain scale, sell non-core business operations, resolve lawsuits on favorable or non-cash terms and obtain shareholder approval for the conversion of notes payable, there is no assurance that we will achieve these objectives. In addition, we continue to pursue opportunities to raise both debt and equity financing. However, there can be no assurance that we will be able to raise additional financing, or if such financing is available, whether the terms or conditions would be acceptable to us.

The financial statements have been prepared on a basis that contemplates Vertex's continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If Vertex fails to raise capital when needed, the lack of capital will have a material adverse effect on Vertex's business, operating results, and financial condition.

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

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Certain information about directors and officers of the Company is contained in the following table as of September 30, 2001.

                                                                       Director
Name of Director        Age      Principal Occupation                   Since
----------------        ---      --------------------                  --------

Hugo H. Biermann         52      Executive Chairman                      1999
                                 Vertex Interactive Inc.

Nicholas R. H. Toms      53      Chief Executive Officer                 1999
                                 Vertex Interactive Inc.

Wayne L. Clevenger       58      Managing Director                       1999
                                 MidMark Capital, L.P.

Stephen M. Duff(1)       38      Senior Investment Manager               2000
                                 The Clark Estates, Inc

Otto Leistner            57      Managing & Senior Partner               2000
                                 Leistner Pokoj Schnedler

George A. Powch(1)       54      President and CEO                       1987
                                 Huber+Suhner (North America) Corp.

Joseph R. Robinson       59      Managing Director                       1999
                                 MidMark Capital, L.P.

L.G. Schafran            63      Managing General Partner                2001
                                 L.G. Schafran & Associates

(1) Mr. Duff and Mr. Powch, due to professional time restrictions have resigned as members of the Board subsequent to September 30, 2001.

There is no family relationship between any of the foregoing directors or between any of such directors and any of the Company's executive officers. The Company's executive officers serve at the discretion of the Board of Directors.

Hugo H. Biermann has served as Executive Chairman of the Board of Directors since July 2001 and served as Joint Chairman and Joint Chief Executive Officer and a Director of the Company from September 1999 through June 2001. Mr. Biermann has been a principal in Edwardstone & Company, Incorporated ("Edwardstone"), an investment management company, since 1986 as well as serving as President of Edwardstone since 1989. From 1988 to 1995 Mr. Biermann served as Director and Vice Chairman of Peak Technologies Group, Incorporated ("Peak Technologies"), a company involved in automated data capture technologies.

Nicholas R. H. Toms has served as Chief Executive Officer since July, 2001 and served as Joint Chairman of the Board of Directors, Joint Chief Executive Officer and a Director of the Company from September 1999 through June 2001. Mr. Toms has been a principal of Edwardstone, an investment management company, since 1986 and Chairman and Chief Executive Officer of Edwardstone since 1989. From 1988 to 1997, Mr. Toms served as Chairman, President and Chief Executive Officer of Peak Technologies.

Wayne L. Clevenger has been a Director of the Company since September 1999. Mr. Clevenger has been a managing director of MidMark Advisors, Inc., the general partner of MidMark Equity Partners, L.P., since 1994 and a managing director of MidMark Associates, Inc., the general partner of MidMark Capital L.P., since 1994. MidMark Capital L.P. is an investment limited partnership holding equity securities in several private portfolio companies.

Stephen M. Duff has been a Director of the Company since June 2000 and is the Senior Investment Manager of The Clark Estates, Inc. Prior to joining The Clark Estates in 1995, Mr. Duff was a Vice President of The Portfolio Group, Inc., a subsidiary of The Chemical Banking Corporation, Inc. from 1990.

Otto Leistner has been a Director since April 2000. He has been a Partner since 1995 in Leistner Pokoj Schnedler, a midsize accounting and consulting firm in Frankfurt, Germany with a staff of approximately 100.

George A. Powch has served as a Director of the Company since 1987. Since 1996 Mr. Powch has been the President and Chief Executive Officer of Huber + Suhner (North America) Inc., responsible for the North American units of Huber + Suhner AG of Switzerland. Prior to becoming President and CEO, Mr. Powch served as a consultant to Huber+Suhner. Mr. Powch serves as a Director on the boards of Huber+Suhner (North America) Corp., Huber+Suhner Integrations, Inc., Huber+Suhner, Inc., Champlain Cable Corporation as well as the Vermont Business Round Table.

Joseph R. Robinson has been a Director of the Company since September 1999. Mr. Robinson has been a managing director of MidMark Advisors, Inc., the general partner of MidMark Equity Partners, L.P., since 1994 and a managing director of MidMark Associates, Inc., the general partner of MidMark Capital L.P., since 1994. MidMark Capital L.P. is an investment limited partnership holding equity securities in several private portfolio companies.

L. G Schafran has been a Director of the Company since August 2001.
Mr. Schafran, is the Managing General Partner of L. G. Schafran & Associates since 1984; a Director, since 1999 and Chairman/Interim CEO and President, since 2000, of Banyan Strategic Realty Trust; the Chairman, since 1986 and Co-CEO, since 1991, of Delta-Omega Technologies, Inc.; a Director of PubliCard, Inc., since 1986, a Director of Tarragon Realty Investors, Inc., since 1995; a Director of WorldSpace Corporation, since 2000 and a Director and COO of CancerAdvisors, Inc., since 2001.

Operation of Board of Directors and Committees

The Board of Directors met 17 times during the fiscal year ended September 30, 2001. Standing committees of the Board include an Audit Committee, which met 5 times, and a Stock Option/Compensation Committee, which met 5 times. The Company does not have a Nominating Committee. All directors attended in excess of 75% of the meetings.

As of September 30, 2001, the Audit Committee was comprised of Messrs. Duff (Chair), Powch and Leistner. All members were non-employee directors. Pursuant to the Audit Committee Charter, the Committee's primary duties and responsibilities are to 1) serve as an independent and objective party to monitor the Corporation's financial reporting process and internal control system; 2) review and appraise the audit efforts of the Corporation's independent accountants; and 3) provide an open avenue of communication among the independent accountants, financial and senior management and the Board of Directors. All members attended 100% of the meetings.

As of September 30, 2001 the Stock Option/Compensation Committee was comprised of Messrs. Clevenger (Chair), Duff and Leistner. The Committee's primary functions are to determine remuneration policies applicable to the Company's executive officers and to determine the bases of the compensation of the Chief Executive Officer, including the factors and criteria on which such compensation is to be based. The Committee also administers the Company's Stock Option Plan. All directors attended in excess of 75% of the meetings.

Compensation of Directors

With the exception of Messrs. Clevenger and Robinson who are partners in Midmark Associates, which firm is paid a management fee by Vertex, non-employee directors presently receive compensation of 15,000 stock options per year for their services as a director. The Company reimburses directors for their reasonable out-of-pocket expenses with respect to board meetings and other Company business. Steve Duff(2), Otto Leistner and George Powch(2) each received 30,000 in-plan non-qualified options on February 6, 2001 at an exercise price of $8.50. 15,000 of these options vested immediately for services provided in the year 2000 and 15,000 vested on December 31, 2001 for services provided during 2001. In August, 2001 L. G. Schafran received 15,000 in-plan, non-qualified options at an exercise price of $1.51 which vested on December 31, 2001 for services provided during 2001.

In addition, in January 2000, the Company granted options to purchase 100,000 shares of common stock at $3.85 (110% of the fair market value of the stock on the date of grant) to each of Mr. Clevenger, Mr. Robinson, Mr. Thomas(1) and Mr. Denis Newman (a former Director, who resigned from the Board effective August 9,
2000). These options were granted to compensate these individuals for consultation, advice, due diligence and other work performed in addition to the standard scope of responsibilities of an outside director. Such options were fully vested on the date of grant and expire five years from that date.

(1)  Mr. Thomas resigned from the Board January, 2001.

(2) Mr. Duff and Mr. Powch due to professional time restrictions have resigned from the Board subsequent to September 30, 2001.

                               EXECUTIVE OFFICERS

In addition to Messrs. Biermann and Toms the following persons were executive officers of Vertex Interactive, Inc. as of September 30, 2001:

Name                    Age    Position
----                    ---    ---------

Raymond J. Broek        50     Treasurer and Vice President - Finance

Mark A. Flint           55     Chief Financial Officer

Jacqui Gerrard          47     Chief Operating Officer - Europe

Barbara H. Martorano    45     Corporate Secretary

Donald W. Rowley        50     Executive Vice President - Strategic Development

Raymond J. Broek has been with Vertex since March 2000 and, previously had been a consultant to Vertex and other middle market companies. From 1973 to 1999, Mr. Broek was with Ernst & Young LLP; the last 12 years as a partner providing accounting and auditing services.

Mark A. Flint joined Vertex in June 2001. From December 2000 to May 2001, he was Chief Financial Officer of Industria Solutions, a Silicon Valley B2B supply chain software company. From October, 1998 to December, 2000 he was an independent management consultant. From September, 1996 to September, 1998 he served as the CFO of Dart Group, as the COO of Crown Books, and CEO of Shoppers Food Warehouse. He has held additional positions in several other distribution, retail and professional service companies as a Board member, Chairman of the Executive Committee, CFO, and CIO.

Jacqui Gerrard joined Vertex in March 2000. From March 1999 to February 2000 Ms. Gerrard served as the Director of Human Resources for Logical, the systems integration division of Datatec, a software networking corporation. From February 1998 to February 1999 she managed the European organization of Peak Technologies, after first serving as the Human Resource Director for the European Division from September 1997. Prior to that, Ms. Gerrard was a Director of Human Resources for ICL, an information technology systems company.

Barbara H. Martorano joined the Company in June 1990 and has served in a variety of positions, including Sales Coordinator, Office Administrator, Executive Assistant to the President, CEO and Chairman of the Board, as well as, Corporate Secretary as of January 17, 1996.

Donald W. Rowley joined the Company in December 2000. Previously, Mr. Rowley was with Brightstar Information Technology Group from January 1999, when he was appointed its Chief Financial Officer and Secretary, and was elected to the Brightstar Board. Prior to that appointment, he was interim Chief Financial Officer and a director of PetroChemNet, Inc., a business-to-business internet-based marketplace serving the petrochemical and petroleum segments of the energy industry, from 1998 to 1999. From 1995 to 1998, he was an independent management consultant and worked with several companies, which included serving as interim Chief Financial Officer of Norand Corporation, a public company engaged in the design and development of mobile computing systems and wireless data networks. From 1994 to 1995 Mr. Rowley was President and a director of VTX Electronics Corporation, a public company engaged in the distribution of electronic components and cable, and manufacture of electronic cable assemblies.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2001, 2000, and 1999 of those persons who were, at September 30, 2001, executive officers of the Company and earned $100,000 or more in any of the respective fiscal years:

                                                                             Long Term
                                                            Annual          Compensation
                                                         Compensation       ------------
                                                         ------------        Securities
                                                         Bonus & Other       Underlying
Name and Principal Position        Year      Salary       Cash Items         Options(#)
Hugo H. Biermann                   2001     $300,000            --               --
  Executive Chairman               2000      300,000            --          475,000
  of the Board of Directors        1999           --            --               --

Nicholas R. H. Toms                2001      300,000            --               --
  Chief Executive Officer          2000      300,000            --          475,000
  And Director                     1999           --            --               --

Jacqui Gerrard                     2001      188,500       $71,050           50,000
  Chief Operating Officer          2000       95,425        39,800          100,000
  Europe                           1999           --            --               --

Raymond J. Broek                   2001      152,885            --           50,000
  Treasurer and                    2000       83,654            --          125,000
  Vice President - Finance         1999           --            --               --

Donald W. Rowley                   2001      206,731            --          200,000
  Executive Vice President         2000           --            --               --
  Strategic Development            1999           --            --               --

(1) All officers and U.S. based employees of Vertex are eligible to participate in the 401k Savings and Retirement plan that is funded by voluntary employee and Company contributions. See "401(k) Savings and Retirement Plan".

(2) In accordance with the rules of the Securities and Exchange Commission, other compensation received in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.

Employment Agreements

     Effective October 1, 1999, Edwardstone entered into an agreement with the Company pursuant to which Edwardstone agreed to provide the services of Messrs. Biermann and Toms to act as the Joint Chairmen and Joint Chief Executive Officers of the Company. Such Agreement provides for aggregate annual compensation of $600,000 and entitles them to participate in all employee benefit plans sponsored by Vertex in which all other executive officers of Vertex participate. The agreement has an initial five-year term and continues thereafter on a year-to-year basis on the same terms and conditions existing at the time of renewal, unless terminated by either the Company or the employee upon thirty days written notice prior to the end of either the initial (5 year) term or any subsequent one-year term, as the case may be.

     On April 17, 2000, the Company entered into an agreement with employee, Mr. Raymond J. Broek, commencing on March 6, 2000 for a period of five (5) years. The employment agreement provides for an annual base salary of at least $150,000 and a bonus of up to $100,000 per annum based on performance goals established. The agreement further provides Mr. Broek with options to purchase up to 125,000 shares of the Company's common stock at an exercise price of $6.00 per share. Of these options, 25,000 vested immediately and the balance vest ratably over 5 years. In the event Mr. Broek is discharged without cause, he will be entitled to receive the greater of his base salary for the remaining term of the Agreement or, his base salary for 12 months, in a lump sum payment.

     On May 30, 2001, the Company entered into an agreement with employee, Mr. Donald W. Rowley, commencing on December 4, 2000. The employment agreement provides for an annual base salary of $250,000, and a bonus of up to 100% of base salary based on performance goals established. The agreement further provides Mr. Rowley with the option to purchase up to 200,000 shares of the Company's common stock. These options vest ratably over 5 years. In the event Mr. Rowley is discharged without cause, he will be entitled to receive his base salary and bonus for 12 months.

Stock Option Grants in Last Fiscal Year

     The following table describes certain information regarding stock options granted to each of the named executive officers in the fiscal year ended September 30, 2001, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent Vertex's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the timing of such exercises and the future performance of Vertex's common stock.

                                                                                  Potential realizabale
                                        Percent                                     value at assumed
                         Number of     of total                                   annual rates of stock
                        Securities      options                                    price appreciation
                        Underlying     granted to      Exercise                      for options term
                          Options     employees in      Price       Expiration    ---------------------
                         Granted       fiscal year    ($/share)        Date          5%          10%
-------------------------------------------------------------------------------------------------------
Raymond J. Broek           50,000         1.82%          $2.42        5/11/11          0           0
Jacqui Gerrard             50,000         1.82%           1.10         8/9/11     20,815      64,604
Donald W. Rowley          200,000         7.27%           9.00       12/04/10          0           0

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table describes for the named executive officers, the exercisable and unexercised options held by them as of September 30, 2001. No options were exercised by the named executive officers in fiscal 2001. The "Value of Unexercised In-the-Money Options at Fiscal Year End" is based on a value of $.94 per share, the closing price of Vertex's common stock on The Nasdaq Stock Market's National Market, on September 30, 2001, less the per share exercise price, multiplied by the number of shares to be issued upon exercise of the options. Of the unexercisable stock options for Mr. Toms and Mr. Biermann, 75,000 options were granted under Vertex's Incentive Stock Option Plan (the "Plan") and vest at a rate of 20% per year. The remaining 200,000 of unexercisable stock options for Mr. Toms and Mr. Biermann were granted outside of the Plan and vest at a rate of 50% per year. The 200,000 of exercisable stock options for Mr. Toms and Mr. Biermann were granted outside of the Plan and were immediately exercisable.

                        Number of Securities               Value of unexercised
                       Underlying unexercised           in-the-money options at
                     Options at fiscal year end              fiscal year end
Name                Exercisable      Unexercisable      Exercisable     Unexercisable
-------------------------------------------------------------------------------------
Hugo Biermann          350,000           125,000            n/a             n/a
Nicholas Toms          350,000           125,000            n/a             n/a
Jacqui Gerrard          60,000            90,000            n/a             n/a
Raymond Broek           45,000           130,000            n/a             n/a
Donald Rowley               --           200,000            n/a             n/a

401(k) Savings And Retirement Plan

     Vertex maintains a 401(k) savings plan (the "401(k) Plan") for the benefit of all U.S. based employees age 18 or over who have worked for at least three months and who are not covered by a collective bargaining agreement. The 401(k) Plan is qualified under Section 401(a) of the Code and is intended to qualify under Section 401(k) of the Code. The assets accumulated by the 401(k) Plan are held in a trust.

     Under the current terms of the 401(k) Plan, employees may elect to defer from Federal income tax up to 17% of their annual compensation, not to exceed Internal Revenue Code limits and have it contributed to the 401(k) Plan on their behalf. In addition, Vertex makes a discretionary contribution of up to 3% of a contributing employee's salary. Beginning January 1, 2001, the Company will contribute 50% of an employee's salary deferral up to 6% or a 3% match. The Company's contribution will be funded after each calendar year end, with either cash or Vertex common stock, at the Company's option. The salary deferrals are fully vested, while the Company's contributions vest 20% upon the completion of the first year of service with the Company or its subsidiaries, 20% upon completion of the second year of service, 20% upon the completion of the third year of service, 20% upon the completion of the fourth year of service and the remaining 20% upon the completion of the fifth year of service or, if earlier, upon the death, disability or retirement of the participant. Benefits under the 401(k) Plan are generally distributed in a lump sum following the participant's retirement, death, disability or termination of employment, or in a case of hardship, prior to the termination of the participant's employment.

     No Company contributions were made for the year ended September 30, 2000. Company contributions for the years ended September 30, 2001 and 1999 were approximately $290,000 and $18,000 respectively.

Compensation Committee Interlocks and Insider Participation

     The following non-employee directors were the members of the Stock Option/Compensation Committee of the Board of Directors during 2001: Wayne Clevenger, George Powch and Otto Leistner. During 2001 the Company paid $250,000 to MidMark Associates for consulting services pursuant to a five year management agreement entered into in September 1999. Mr. Clevenger is a managing director of MidMark Associates. On February 6, 2001 the Board awarded Messrs. Leistner and Powch each 30,000 options to purchase the Company's stock at an exercise price of $8.50 per share.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and holders of more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such executive officers, directors and 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based on its review of such forms that it received, or written representations from reporting persons that no Forms 5 were required for such persons, the Company believes that, during fiscal 2001, all Section 16(a) filing requirements had been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

General

     Notwithstanding any statement to the contrary in any of the Company's previous or future filings with the Securities and Exchange Commission, this Report shall not be incorporated by reference into any such filings.

     The Stock Option/Compensation Committee of the Company's Board of Directors (the "Committee") has furnished the following report on Executive Compensation in accordance with the rules and regulations of the Securities and Exchange Commission. This report outlines the duties of the Committee with respect to executive compensation, the various components of the Company's compensation program for executive officers and other key employees, and the basis on which the 2001 compensation was determined for the executive officers of the Company, with particular detail given to the compensation for the Company's Chief Executive Officer.

Compensation of Executive Officers Generally

     The Committee is responsible for establishing compensation levels for the executive officers of the Company, including the annual bonus plan for executive officers and for administering the Company's Stock Option Plan. The Committee was comprised of three non-employee directors: Messrs. Clevenger (Chair), Powch and Leistner. The Committee's overall objective is to establish a compensation policy that will (i) attract, retain and reward executives who contribute to achieving the Company's business objectives; (ii) motivate executives to obtain these objectives; and (iii) align the interests of executives with those of the Company's long-term investors. The Company compensates executive officers with a combination of salary and incentives designed to focus their efforts on maximizing both the near-term and long-term financial performance of the Company. In addition, the Company's compensation program rewards individual performance that furthers Company goals. The executive compensation program includes the following: (i) base salary; (ii) incentive bonuses; (iii) long-term equity incentive awards in the form of stock option grants; and (iv) other benefits. Each executive officer's compensation package is designed to provide an appropriately weighted mix of these elements, which cumulatively provide a level of compensation roughly equivalent to that paid by companies of similar size and complexity engaged in the same or similar business.

     Base Salary. Base Salary levels for each of the Company's executive officers, including the Chief Executive Chairman and the Chief Executive Officer, are generally set within a range of base salaries that the Committee believes are paid to similar executive officers at companies deemed comparable based on the similarity in revenue level, industry segment and competitive employment market to the Company. In addition, the Committee generally takes into account the Company's past financial performance and future expectations, as well as the performance of the executives and changes in the executives' responsibilities. With the exception of the Chief Operating Officer - Europe, there were no increases in the base salary for any of the Executive Officers of the Company during fiscal 2001 reflecting the Company's objectives of cash preservation.

     Incentive Bonuses. The Committee recommends the payment of bonuses to provide an incentive to executive officers to be productive over the course of each fiscal year. These bonuses are awarded only if the Company achieves or exceeds certain corporate performance objectives. The incentive bonus to each executive officer is based on the individual executive's performance as it relates to the Company's performance. With the exception of the Chief Operating Officer - Europe, there were no incentive bonuses granted to any of the executive officers of the Company in 2001, reflective of the operating losses and the desire to preserve cash.

     Equity Incentives. Stock options are used by the Company for payment of long-term compensation to provide a stock-based incentive to improve the Company's financial performance and to assist in the recruitment, retention and motivation of professional, managerial and other personnel. Generally, stock options are granted to executive officers upon commencement of employment with the Company and from time to time thereafter, based primarily upon the individual's actual and/or potential contributions to the Company and the Company's financial performance. Stock options are designed to align the interests of the Company's executive officers with those of its shareholders by encouraging executive officers to enhance the value of the Company, the price of the Common Stock, and hence, the shareholder's return. In addition, the vesting of stock options over a period of time is designed to create an incentive for the individual to remain with the Company. The Company has granted options to the executives on an ongoing basis to provide continuing incentives to the executives to meet future performance goals and to remain with the Company. During the fiscal year ended September 30, 2001, options to purchase an aggregate of 715,000 shares of Common Stock were granted to the Company's executive officers based on the Committee's assessment of the individual contributions of the executive officers receiving options. None of the options granted to the Company's executive officers were granted to Messrs. Biermann or Toms.

     Other Benefits. Benefits offered to the Company's executive officers are provided to serve as a safety net of protection against the financial catastrophes that can result from illness, disability, or death. Benefits offered to the Company's executive officers are substantially the same as those offered to all of the Company's regular employees. The Company also maintains a tax-qualified deferred compensation 401(k) Savings and Retirement Plan covering all of the Company's eligible U.S. based employees.

Compensation of the Chief Executive Officer

     The Committee annually reviews the performance and compensation of the Chief Executive Officer based on the assessment of his past performance and its expectation of his future contributions to the Company's performance. Messrs. Biermann and Toms served as Joint CEOs from September 27, 1999 through June 2001, at which time Mr. Biermann became Executive Chairman and Mr. Toms became the Chief Executive Officer. Both Mr. Biermann and Mr. Toms serve under a five year agreement with compensation at $300,000 each per annum, which compensation remains unchanged from fiscal 2000. The Committee believes the compensation paid to Messrs. Biermann and Toms was reasonable given the competitive nature of the market place for executive talent, given the implementation of cost and expense reductions to align the company's business with its core competencies and the lack of base pay increases and bonuses to reflect the results achieved.

Policy with Respect to Qualifying Compensation for Deductibility

     Section 162(m) of the Internal Revenue Code imposes a limit on tax deductions for annual compensation (other than performance-based compensation) in excess of one million dollars paid by a corporation to its Chief Executive Officer and the other four most highly compensated executive officers of a corporation. The Company has not established a policy with regard to Section 162(m) of the Code, since the Company has not and does not currently anticipate paying cash compensation in excess of one million dollars per annum to any employee. None of the compensation paid by the Company in 2001 was subject to the limitations on deductibility. The Board of Directors will continue to assess the impact of Section 162(m) on its compensation practices and determine what further action, if any, is appropriate.

                                            Stock Option/Compensation Committee
                                            Wayne L. Clevenger, Chairman
                                            George A. Powch
                                            Otto Leistner

                             STOCK PERFORMANCE GRAPH

     The following line-graph provides a comparison of the cumulative total shareholder return on our Common Stock for the period September 30, 1996 through September 30, 2001, against the cumulative shareholder return during such period achieved by The Nasdaq Stock Market (U.S. Companies) ("Nasdaq US") and a Peer Index ("The JP Morgan H&Q Technology Index"). The graph assumes that $100 was invested on September 30, 1996 in our Common Stock and in each of the comparison indices, and assumes reinvestment of dividends.

                                      NASDAQ Stock   J P Morgan H&Q
 Measurement Period       Vertex      Market (U.S.     Technology
(Fiscal Year Covered)   Interactive    Companies)        Index
---------------------   -----------   ------------   --------------
September 30, 1996       $  100.00      $100.00         $100.00

September 30, 1997           86.84       137.27          149.10

September 30, 1998           86.84       139.44          138.53

September 30, 1999          242.11       227.82          266.83

September 30, 2000        1,542.15       302.47          434.45

September 30, 2001           86.74       123.64          144.15

     The Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (collectively, the "Acts"), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

                      COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                             AMONG VERTEX INTERACTIVE, INC.,
                         THE NASDAQ STOCK MARKET (U.S.) INDEX
                       AND THE JP MORGAN H & Q TECHNOLOGY INDEX

                               [PERFORMANCE GRAPH]


*$100 INVESTED ON 9/30/1998 IN STOCK
OR INDEX.
INCLUDING REINVESTMENT OF
DIVIDENDS.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the amount and percent of shares of Common Stock that, as of December 31, 2001, are deemed under the rules of the Securities and Exchange Commission (the "Commission") to be "beneficially owned" by each member of the Board of Directors of the Company, by each Named Executive Officer of the Company, by all Directors and Executive Officers of the Company as a group, and by any person or "group" (as that term is used in the Securities Act of 1934, as amended) known to the Company as of that date to be a "beneficial owner" of more than 5% of the outstanding shares of Common Stock.


                                                      Shares Beneficially Owned
                                                      -------------------------
                                                      Number(1)    Percent(2)
                                                      ---------    ----------
5% Beneficial Owners:
     MidMark Capital L.P.(3)                          5,300,000      14.74%
       177 Madison Avenue
        Morristown, NJ 07960

     Russell E. McCabe                                2,100,000       5.89%
       16 Carriage Hill Drive
        Far Hills, NJ 07931

     Federal Partners, LP                             1,960,326       5.50%
       Clark Estates Inc.
       One Rockefeller Plaza
       New York, NJ 10020


Non-Employee Directors:
     Wayne L. Clevenger(3)                            5,300,000      14.74%
     Stephen M. Duff (4)                                 30,000          *
     Otto Leistner (5)                                  572,875       1.60%
     George A. Powch (6)                                112,000          *
     Joseph R. Robinson (3)                           5,300,000      14.74%
     L. G. Schafran (7)                                  45,000          *

Named Executive Officers:
     Hugo H. Biermann (8)                               863,010       2.39%
     Nicholas R. H. Toms (9)                          1,279,610       3.54%
     Raymond J. Broek (10)                               45,000          *
     Jacqui Gerrard (11)                                 70,000          *
     Donald W. Rowley(12)                                40,000          *

All directors and executive officers
     as a group(13 persons) (13)                      8,465,495      22.68%

*    Less than 1%

(1) Represents shares held directly and with sole voting and investment power, except as noted, or with voting and investment power shared with a spouse.

(2) For purposes of calculating the percentage beneficially owned, the number of shares of common stock deemed outstanding include (i) 35,663,059 shares outstanding as of December 31, 2001 and

     (ii) shares issuable by us pursuant to options held by the respective person or group which may be exercised within 60 days following December 31, 2001 ("Presently Exercisable Options"). Presently Exercisable Options are considered to be outstanding and to be beneficially owned by the person or group holding such options for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

(3) Includes 300,000 shares issuable pursuant to Presently Exercisable Options and 5,000,000 shares owned by MidMark Capital, L.P. Mr. Joseph R. Robinson and Wayne L. Clevenger, directors of Vertex and managing directors of MidMark Capital, L.P., have dispositive and voting power over the MidMark Capital shares, but disclaim beneficial ownership of the shares.

(4)  Includes 30,000 shares issuable pursuant to presently exercisable options.

(5)  Includes 50,000 shares issuable pursuant to presently exercisable options

(6)  Includes 32,000 shares issuable pursuant to presently exercisable options.

(7)  Includes 45,000 shares issuable pursuant to presently exercisable options.

(8) Includes 475,000 shares issuable pursuant to presently exercisable options and 388,010 shares held in the name of Bunter BVI Limited of which Mr. Biermann may be deemed to be a beneficiary. Mr. Biermann, however, disclaims such beneficial ownership.

(9)  Includes 475,000 shares issuable pursuant to presently exercisable options.

(10) Includes 45,000 shares issuable pursuant to presently exercisable options.

(11) Includes 70,000 shares issuable pursuant to presently exercisable options.

(12) Includes 40,000 shares issuable pursuant to presently exercisable options.

(13) Includes 1,670,000 shares issuable pursuant to presently exercisable options; 5,000,000 shares owned by MidMark Capital L.P. for which Messrs. Clevenger and Robinson have dispositive and voting power; and 388,010 shares held by a company for which by Mr. Biermann disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Wayne L. Clevenger and Joseph R. Robinson, directors of the Company, are partners in Midmark Associates, which firm provides consulting services to the Company. During fiscal 2001, the Company paid $250,000 to Midmark Associates for consulting services pursuant to a five-year management agreement entered into in September 1999. In addition, during the year ended September 30, 2001, the Company issued in the aggregate $5,500,000 of convertible notes payable to Midmark Capital L.P., Midmark Capital II L.P., and certain individuals related to these two entities (collectively "Midmark Capital"). (See Note 6 to the Consolidated Financial Statements).

     On January 2, 2001, the Company awarded Otto Leistner, one of its Directors, options exercisable at a price of $5.72 per share for 20,000 unregistered shares of our common stock for the accounting services he performed from September 22, 1999 thru April 17, 2000 prior to his becoming a Director. On July 31, 2001, the Company completed a $359,375 private placement of a convertible note with Partas AG, an affiliate of Otto Leistner. This note is convertible into 250,000 shares of unregistered common stock upon shareholder approval.

     L. G. Schafran, a director of the Company, provided consulting services to the Company prior to his election as a Director on August 9, 2001. For these services Mr. Schafran received 30,000 non-qualified, in-plan options at an exercise price of $1.51, all of which vested on the date of grant, August 14, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

1. and 2. Financial Statements:

1.   Financial Statements and Supplementary Data:

          Index to Financial Statements

          Report of Independent Auditors

          Balance Sheets as of September 30, 2001 and 2000

          Statements of Operations for the years ended September 30, 2001, 2000 and 1999.

          Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999.

          Statements of Changes in Stockholders' Equity for the years ended September 30, 2001, 2000 and 1999.

          Notes to Consolidated Financial Statements

2.   Financial Statement Schedules:

Schedules for the three years ended September 30, 2001, 2000 and 1999.

          Schedule II - Valuation Qualifying Accounts

          Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.   Exhibits:

The following is a list of exhibits incorporated by reference from the Company's Registration Statement on Form S-18 filed under the Securities Act of 1933, as amended and effective June 2, 1986 (File No. 33-897-NY), those filed pursuant to Registration Statement on Form 8-A under the Securities Exchange Act of 1934, as amended, and those material contracts of the Company previously filed pursuant to the Securities Act of 1934 as amended, and those filed herewith.

Exhibit
Number                       Description
-------                      -----------

2.1 Form of Common Stock Certificate (incorporated by reference to the Registration Statement on Form S-18 filed under the Securities Act of 1933, as amended and effective June 2, 1986 (File No. 33-897-NY).

3.1 Certificate of Amendment to the Certificate of Incorporation of Vertex Interactive, Inc. filed with the Secretary of State, State of New Jersey on February 7, 2001 (filed herewith).

3.2      Amended By-laws, amended as of August 9, 2001 (filed herewith).

10.5 Incentive Stock Option Plan dated October 10, 1985, and amended February 14, 2000. (incorporated by reference to the Form 10K filed on December 18, 2000).

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

10.58 Agreement and Plan of Merger, dated September 18, 2000, by and among Vertex Interactive, Rensoft Acquisition Corp. and Renaissance Software, Inc. (incorporated by reference to the Form 8K filed October 2, 2000).

10.59 Form of Note Purchase Agreement dated June 19, 2001 between Vertex Interactive, Inc. and MidMark Capital II, LP with respect to the Convertible Notes Payable (incorporated by reference to the Form 10Q filed August 14, 2001).

10.60 Form of Subscription Agreement dated April 3, 2001 with respect to the private placement of common shares (incorporated by reference to the Form 10Q filed August 14, 2001).

10.61 Agreement and Plan of Merger, dated December 29, 2000, between Vertex Interactive and Applied Tactical Systems, Inc. (incorporated by reference to the Form 8K filed March 2, 2001 and Form 8Ka filed March 14, 2001.)

10.62 Asset Purchase Agreement and Ancillary Agreements between Vertex Interactive, Inc. and Finmek Holding N.V. - Genicom S.p.A., Genicom Ltd., Genicom S.A. dated October 6, 2000 (filed herewith).


10.63 Transaction Agreement among Vertex Interactive, Inc., Pitney Bowes Inc. and Renaissance Software, Inc. dated February 7, 2001 (filed herewith).

10.64 Note Purchase Agreement dated July 31, 2001 by and among Vertex Interactive and Partas AG (filed herewith).

10.65 Employment Agreement dated April 17, 2000 between Vertex Interactive, Inc. and Raymond J. Broek, (filed herewith).

10.66 Employment Agreement dated May 30, 2001 between Vertex International, Inc. and Donald W. Rowley (filed herewith).

21.0     Subsidiaries of Vertex Interactive, Inc.

23.1     Consent of Ernst & Young LLP.

(b)  Reports on Form 8-K

     1) Form 8-K filed September 7, 2001 relating to the definitive Stock Purchase Agreement with Plus Integration Supply Chain Solutions, BV dated August 23, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   January 24, 2002                    VERTEX INTERACTIVE, INC.


                                            /s/ Mark A. Flint
                                            ------------------------------------
                                            Mark A. Flint
                                            Chief Financial Officer


                                            /s/ Raymond J. Broek
                                            ------------------------------------
                                            Raymond J. Broek
                                            Treasurer/Vice President - Finance

Pursuant to the requirements by the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


January 24, 2002                            /s/ Hugo H. Biermann
                                            ------------------------------------
                                            Hugo H. Biermann
                                            Executive Chairman
                                            and Director


January 24, 2002                            /s/ Nicholas R. H. Toms
                                            ------------------------------------
                                            Nicholas R. H. Toms
                                            Chief Executive Officer
                                            and Director


January 24, 2002                            /s/ Wayne L. Clevenger
                                            ------------------------------------
                                            Wayne L. Clevenger
                                            Director


January 24, 2002                            /s/ Joseph R. Robinson
                                            ------------------------------------
                                            Joseph R. Robinson
                                            Director


January 24, 2002                            /s/ Otto Leistner
                                            ------------------------------------
                                            Otto Leistner
                                            Director


January 24, 2002                            /s/ L.G. Schaffran
                                            ------------------------------------
                                            L.G. Schafran
                                            Director


January 24, 2002                            /s/ Michael Monahan
                                            ------------------------------------
                                            Michael Monahan
                                            Director

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:

Report of Independent Auditors ..............................................   F-2

Balance Sheets as of September 30, 2001 and 2000 ............................   F-3, F-4

Statements of Operations for the years ended
September 30, 2001, 2000, and 1999 ..........................................   F-5

Statements of Cash Flows for the years ended
September 30, 2001, 2000, and 1999 ..........................................   F-6

Statements of Changes in Stockholders' Equity for the years ended
September 30, 2001, 2000, and 1999 ..........................................   F-7, F-8

Notes to Consolidated Financial Statements ..................................   F-9

SUPPLEMENTAL SCHEDULE:

Schedule II -- Valuation and Qualifying Accounts
for the years ended September 30, 2001, 2000, and 1999 ......................   F-33

                         Report of Independent Auditors

The Board of Directors and Shareholders of
Vertex Interactive, Inc.

We have audited the accompanying consolidated balance sheets of Vertex Interactive, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended
September 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertex Interactive, Inc. and subsidiaries at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, negative working capital, rate of cash consumption and lack of sufficient current financing raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The 2001 consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

MetroPark, New Jersey
January 25, 2002

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                             September 30,    September 30,
                                                                 2001              2000
                                                             -------------    ------------
CURRENT ASSETS:
Cash and cash equivalents                                     $ 1,411,222     $  7,892,774
Accounts receivable, less allowance for doubtful accounts
  of $380,568 and $180,630 at September 30, 2001 and 2000      11,224,533       11,093,348
Inventories, net                                                5,065,214        4,463,218
Prepaid expenses and other current assets                       1,521,730        2,236,331
                                                              -----------     ------------
  Total current assets                                         19,222,699       25,685,671

PROPERTY, EQUIPMENT, AND CAPITAL LEASES
Property and Equipment                                          6,283,848        4,401,827
Capital Leases                                                    350,168          373,996
                                                              -----------     ------------
   Total property, equipment and capital leases                 6,634,016        4,775,823

Less: Accumulated depreciation and amortization                (2,270,097)      (1,485,958)
                                                              -----------     ------------
Net property, equipment and capital leases                      4,363,919        3,289,865

OTHER  ASSETS:
Intangible Assets, net of amortization of $15,593,219 at
  September 30, 2001 and $1,063,775 at September 30, 2000      27,543,621       78,649,413
Capitalized software, net of amortization of $24,426
  at September 30, 2001 and $86,054 at September 30, 2000         420,554        1,037,350
Other assets                                                    1,888,490        1,557,177
                                                              -----------     ------------
  Total other assets                                           29,852,665       81,243,940
                                                              -----------     ------------
Total assets                                                  $53,439,283     $110,219,476
                                                              ===========     ============

See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              September 30,    September 30,
                                                                  2001             2000
                                                              -------------   -------------
CURRENT LIABILITIES:
Current portion of obligations under capital leases           $     163,425    $    194,140
Bank credit lines                                                 1,824,528       1,875,463
Convertible notes payable - related parties                         359,375              --
Notes payable                                                     2,677,517       3,771,817
Mortgage notes payable current portion                               75,793          73,293
Accounts payable                                                  8,432,386       5,222,658
Acquisition related accruals                                        179,485       1,847,291
Payroll and related benefits accruals                             4,916,639       2,514,089
Litigation accruals                                               3,856,948         971,953
Accrued expenses and other liabilities                            5,521,480       2,860,928
Advances from customers                                             612,077         636,355
Deferred revenue                                                  5,739,843       3,915,821
                                                              -------------    ------------

  Total current liabilities                                      34,359,496      23,883,808

LONG-TERM LIABILITIES:
Convertible notes payable - related parties                       5,500,000              --
Obligations under capital leases                                    106,201         245,098
Mortgage notes payable                                            1,392,858       1,433,417
Other long term liabilities                                         130,201         249,428
                                                              -------------    ------------
  Total long-term liabilities                                     7,129,260       1,927,943

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 2,000,000 shares
  authorized, 1,356,852 issued and outstanding
  ($10,000,000 aggregate liquidation preference)                     13,569              --
Common stock, par value $.005 per share; 75,000,000 shares
  authorized; 34,909,506 and 26,267,947 shares issued at
  September 30, 2001 and September 30, 2000, respectively           174,548         131,340
Additional paid-in capital                                      149,321,766      99,563,198
Deferred compensation                                              (180,557)       (461,012)
Accumulated deficit                                            (135,907,323)    (12,955,221)
Accumulated other comprehensive loss                             (1,426,307)     (1,825,411)
                                                              -------------    ------------
                                                                 11,995,696      84,452,894
Less: Treasury stock, 40,055 and 10,000 shares (at cost)
  at September 30, 2001 and 2000, respectively                      (45,169)        (45,169)
                                                              -------------    ------------
Total stockholders' equity                                       11,950,527      84,407,725
                                                              -------------    ------------

Total liabilities and stockholders' equity                    $  53,439,283    $110,219,476
                                                              =============    ============

See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For The Years Ended September 30,
                                                    -------------------------------------------
                                                        2001            2000           1999
                                                    -------------    -----------    -----------
OPERATING REVENUES                                    $59,087,470    $47,769,311    $10,106,332

COST OF SALES                                          37,586,253     32,562,140      5,704,282
                                                    -------------    -----------    -----------

GROSS PROFIT                                           21,501,217     15,207,171      4,402,050
                                                    -------------    -----------    -----------

OPERATING EXPENSES:

  Selling and administrative                           34,810,749     13,407,440      3,086,922
  Research and development                              7,039,014      1,230,511        860,806
  Depreciation and amortization
    of intangibles                                     15,791,510      1,594,152        120,780
  In-process R&D write-off and
    merger related expenses                             3,600,000      7,737,000             --
  Impairment of long-lived assets                      78,364,560             --             --
                                                    -------------    -----------    -----------
    Total operating expenses                          139,605,833     23,969,103      4,068,508
                                                    -------------    -----------    -----------

OPERATING INCOME (LOSS)                              (118,104,616)    (8,761,932)       333,542

OTHER INCOME AND (EXPENSES):
  Interest income                                         141,358        311,103         62,989
  Interest expense                                     (1,035,140)      (470,867)        (7,191)
  Provision for litigation and other                   (3,803,228)      (113,470)            --
                                                    -------------    -----------    -----------
    Net other income (expense)                         (4,697,010)      (273,234)        55,798
                                                    -------------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                    (122,801,626)    (9,035,166)       389,340

Income Tax Provision                                      150,476        377,258        549,753
                                                    -------------    -----------    -----------

NET LOSS                                            ($122,952,102)   ($9,412,424)     ($160,413)
                                                    =============    ===========    ===========

Net loss per share of Common Stock:

                       Basic and diluted                   ($3.95)         ($.46)         ($.02)

Weighted Average Number of
Shares Outstanding:

                       Basic and diluted               31,128,185     20,598,502      7,363,018

See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Years Ended September 30,
                                                         --------------------------------------------
                                                              2001             2000          1999
                                                         -------------    ------------    -----------
Cash Flows from Operating Activities:
  Net Loss                                               ($122,952,102)   ($ 9,412,424)   ($  160,413)
  Adjustments to reconcile net loss to
    net cash used for operating activities:
      Depreciation and amortization                         15,791,510       1,594,152        120,780
      Impairment of long-lived assets                       78,364,560              --
      Net loss on disposal of assets                             6,951         201,458             --
      Imputed interest                                                         100,000
      Stock and stock options issued in consideration
        for services and other obligations                   2,325,850         404,896         61,299
      Deferred taxes                                                --              --        461,753
      Amortization of deferred compensation costs              324,655              --             --
      In-process R&D write-off                               3,600,000       7,500,000             --
  Changes in assets and liabilities, net of
    acquisitions:
      Accounts receivable, net                                 781,789        (764,924)       681,158
      Inventories, net                                         530,699       1,018,739      1,252,198
      Prepaid expenses and other current assets               (750,052)     (1,333,781)        52,706
      Other assets                                             252,945        (673,760)       (92,911)
      Accounts payable                                       2,548,730       2,849,172     (1,868,256)
      Accrued expenses and other liabilities                 3,577,123      (1,174,310)     1,163,976
      Advances from customers                                  184,663      (3,239,030)          (368)
      Deferred revenue                                        (406,502)       (734,287)       140,424
                                                         -------------    ------------    -----------

   Net cash (used for) provided by
     operating activities                                  (15,819,181)     (3,664,099)     1,812,346
                                                         -------------    ------------    -----------

Cash Flows from Investing Activities:
  Additions to property and equipment                       (1,070,668)     (1,102,932)      (110,956)
  Proceeds from sale of fixed assets                            18,378         930,020             --
  Acquisition of businesses, net of cash acquired           (4,626,222)    (13,712,087)    (9,805,366)
                                                         -------------    ------------    -----------
  Net cash used for investing activities                    (5,678,512)    (13,884,999)    (9,916,322)

Cash Flows from Financing Activities:
  Loans payable bank, net                                     (183,158)       (460,629)            --
  Payment of notes payable                                    (272,500)       (958,201)            --
  Payment of mortgages                                         (69,205)       (108,659)       (86,506)
  Payment of capitalized lease obligations                    (625,422)       (151,056)        (5,741)
  Proceeds from convertible notes payable                    5,859,375              --             --
  Proceeds from long term borrowing                            437,816         572,600             --
  Net proceeds from issuance of stock                        8,773,373      24,012,569      9,439,500
  Proceeds from exercise of stock options                      910,484         882,940         96,704
                                                         -------------    ------------    -----------
  Net cash provided by
    financing activities                                    14,830,763      23,789,564      9,443,957
                                                         -------------    ------------    -----------
  Effect of exchange rate changes on cash                      185,378        (335,084)            --
                                                         -------------    ------------    -----------
Net Increase (decrease) in Cash                             (6,481,552)      5,905,382      1,339,981

Cash and Cash Equivalents at Beginning of Period             7,892,774       1,987,392        647,411
                                                         -------------    ------------    -----------

Cash and Cash Equivalents at End of Period               $   1,411,222    $  7,892,774    $ 1,987,392
                                                         =============    ============    ===========
Cash paid for:
Interest                                                 $     671,000    $    411,000    $     7,000
Income taxes                                             $     134,000    $     98,000    $    19,000

See notes to consolidated financial statements.

                    VERTEX INTERACTIVE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                    Preferred Stock          Common Stock        Additional
                                                 --------------------   ---------------------     Paid-In       Deferred
                                                  Shares      Amount      Shares      Amount      Capital      Compensation
                                                 ---------   --------   ----------   --------   ------------   ------------
 Balance September 30, 1998                                  $     --    6,762,604   $ 33,813   $  5,255,251    $  (6,842)

 Exercise of stock options                                                 107,000        535         96,169
 Deferred non cash compensation
    to employees                                                                                      75,766      (75,766)
 Amortization of deferred compensation                                                                             61,298
 Issuance of stock in connection with
    new investors and acquisitions                                      11,657,142     58,285     11,796,217
 Other comprehensive income:
    Net loss
    Change in unrealized gain/(loss)
      on investment

 Comprehensive income (loss)
                                                 ---------   --------   ----------   --------   ------------    ---------
Balance September 30, 1999                              --         --   18,526,746     92,633     17,223,403      (21,310)

Exercise of stock options                                                  583,899      2,920        880,020
Issuance of stock in connection with
    new investors , net of expenses                                      3,293,750     16,469     20,199,600
Stock options issued to non-employees                                                              5,061,615
Issuance of stock and stock options
    in connection with acquisitions                                      3,671,144     18,356     54,738,510
Issuance of stock in connection with
    license acquisition                                                     80,386        402        999,598
Amortization of deferred compensation                                                                              21,310
Stock grants to employees                                                  112,022        560           (560)
Deferred compensation                                                                                461,012     (461,012)
Other Comprehensive income (loss), net of tax:
    Net loss
    Change in unrealized gain/(loss)
      on investment
    Change in unrealized foreign
      exchange translation
      gains/losses

Comprehensive income (loss)
                                                 ---------   --------   ----------   --------   ------------    ---------
Balance September 30, 2000                              --   $     --   26,267,947    131,340     99,563,198     (461,012)

Exercise of stock options                                                  437,481      2,187        908,297
Issuance of stock in connection with
    new investors, net of expenses                                       4,186,754     20,933      7,830,033
Stock options issued to non-employees                                                              1,465,756
Issuance of stock in connection
    with retirement of debt and other
    obligations                                                            576,501      2,883      2,496,009
Issuance of stock and stock options
    in connection with acquisitions              1,356,852     13,569    3,440,823     17,205     37,014,273
Deferred compensation                                                                                 44,200      (44,200)
Amortization of deferred compensation                                                                             324,655
Other Comprehensive income (loss), net of tax:
    Net loss
    Change in unrealized foreign
      exchange translation
      gains/losses

Comprehensive income (loss)
                                                 ---------   --------   ----------   --------   ------------    ---------
Balance September 30, 2001                       1,356,852   $ 13,569   34,909,506   $174,548   $149,321,766    $(180,557)
                                                 =========   ========   ==========   ========   ============    =========


                                                                                  Accumulated
                                                                                     Other
                                                  Accumulated    Comprehensive   Comprehensive   Treasury
                                                    Deficit         Income          Income        Stock           Total
                                                 -------------   -------------   -------------   -----------   ------------

 Balance September 30, 1998                      $  (3,382,384)                   $   216,838    $   (45,169)  $   2,071,507

 Exercise of stock options                                                                                            96,704
 Deferred non cash compensation
    to employees
 Amortization of deferred compensation                                                                                61,298
 Issuance of Stock in connection with
    new investors and acquisitions                                                                                11,854,502
 Other comprehensive income:
      Net loss                                        (160,413)  $    (160,413)                                     (160,413)
 Change in unrealized gain/(loss)
      on investment                                                   (197,970)      (197,970)                      (197,970)
                                                                 -------------
 Comprehensive income (loss)                                          (358,383)
                                                 -------------   =============    -----------    -----------   -------------
Balance September 30, 1999                          (3,542,797)                        18,868        (45,169)     13,725,628

Exercise of stock options                                                                                            882,940
Issuance of stock in connection with
    new investors , net of expenses                                                                               20,216,069
Stock options issued to non-employees                                                                              5,061,615
Issuance of stock and stock options
    in connection with acquisitions                                                                               54,756,866
Issuance of stock in connection with
    license acquisition                                                                                            1,000,000
Amortization of deferred compensation                                                                                 21,310
Stock grants to employees                                                                                                 --
Deferred compensation                                                                                                     --
Other Comprehensive income (loss), net of tax:
    Net loss                                        (9,412,424)  $  (9,412,424)                                   (9,412,424)
    Change in unrealized gain/(loss)
      on investment                                                    (18,868)       (18,868)                       (18,868)
    Change in unrealized foreign
      exchange translation
      gains/losses                                                  (1,825,411)    (1,825,411)                    (1,825,411)
                                                                 -------------
Comprehensive income (loss)                                      $ (11,256,703)
                                                 -------------   =============    -----------    -----------   -------------
Balance September  30, 2000                        (12,955,221)                    (1,825,411)       (45,169)     84,407,725

Exercise of stock options                                                                                            910,484
Issuance of stock in connection with
    new investors, net of expenses                                                                                 7,850,966
Stock options issued to non-employees                                                                              1,465,756
Issuance of stock in connection
    with retirement of debt and other
    obligations                                                                                                    2,498,892
Issuance of stock and stock options
    in connection with acquisitions                                                                               37,045,047
Deferred compensation                                                                                                     --
Amortization of deferred compensation                                                                                324,655
Other Comprehensive income (loss), net of tax:
    Net loss                                      (122,952,102)  $(122,952,102)                                 (122,952,102)
    Change in unrealized foreign
      exchange translation
      gains/losses                                                     399,104        399,104                        399,104
                                                                 -------------
Comprehensive income (loss)                                      $(122,552,998)
                                                 -------------   =============    -----------    -----------   -------------
Balance September 30, 2001                       $(135,907,323)                   $(1,426,307)   $   (45,169)  $  11,950,527
                                                 =============                    ===========    ===========   =============


                 See notes to consolidated financial statements

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   RECENT DEVELOPMENTS AND NATURE OF PRESENTATION

Background

Vertex Interactive, Inc. ("Vertex" or "we" or the"Company") is a global provider of supply chain management ("SCM") technologies, including enterprise software systems and applications, advance planning and scheduling capabilities, software integration, solutions that enable our customers to manage their order, inventory, warehouse and transportation needs, consultative services, and software and hardware service and maintenance. We serve our clients through three general product and service lines: (1) enterprise solutions; (2) point solutions; and, (3) service and maintenance for our products and services, including service and maintenance of software and hardware we resell for third parties. Our enterprise solutions include a suite of Java'TM'-architected software applications, applications devoted to the AS/400 customer base, as well as a portfolio of "light-directed" systems for inventory, warehouse and distribution center management. Our point solutions provide an array of products and services designed to solve more specific customer needs from managing a mobile field workforce, mobile data collection, distributed bar code printing capabilities, compliance labeling applications, automated card devices, software development tools and proprietary software serving SAP R/3 users. We provide a full range of software and hardware services and maintenance on a 24-hour, 7-days a week, 365-days a year basis, including the provision of wireless and wired planning and implementation services for our customers' facilities. As a result of various acquisitions beginning in September 1999, as described in detail below, Vertex has substantially increased its portfolio of products and services that it can provide to customers through its operations in North America and Europe.

Recent Developments

On August 24, 2001, the Company announced the execution of a definitive stock purchase agreement with Plus Integration Supply Chain Solutions, BV, ("Plus") a private supply chain management software and solutions provider headquartered in Haarlem, the Netherlands, wherein Vertex is to issue 40 million new shares of Vertex common stock in exchange for all issued and outstanding capital stock of Plus in a transaction intended to be a combination of equals. The companies have also agreed to review the capital needs of the combined entity and to raise prior to the closing of the merger sufficient free cash, expected to be at least $20 million, in connection with the transaction to ensure adequate working capital going forward. On November 7, 2001, the shareholders of Plus approved the terms of the agreement. The agreement is still subject to Vertex shareholder approval that is expected to be obtained by May 2002, following the mailing of a Proxy. The Company believes that this transaction will provide additional scale of operation in North America and Europe, enhance our consulting service capabilities and increase our software product offerings.

Going Concern

Based upon our current rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

The successful implementation of our business plan has required, and will require on a going forward basis, substantial funds to finance (i) the growth of our operations, (ii) further development of our enterprise technologies, (iii) historic and expected future operating losses, and (iv) additional selective acquisitions to achieve the scale we believe will be necessary to remain competitive in the global SCM industry.

Fiscal 2001:

In fiscal 2001, the overall decline in the enterprise applications software and telecommunications industries, has had a substantial negative impact on our results of operations. These factors, in combination with our continuing negative operating cash flows, placed significant pressures on our financial condition and liquidity position. Operating and investing activities resulted in cash consumption of $21.5 million in 2001. During fiscal 2001, the Company completed a series of transactions to fund its cash needs arising from the foregoing, including private placement sales of common shares resulting in approximately $8.8 million of proceeds (net of cash transaction costs totaling $0.8 million) and the issuance of convertible notes in an aggregate principal amount of $5.9 million. In addition, the exercise of stock options during the period totaled $0.9 million. At September 30, 2001, the above activities resulted in a net cash balance of $1.4 million (a decrease of $6.5 million) and a negative working capital balance of $15.1 million.

Outlook:

Between September 30, 2001 and December 31, 2001 our consolidated cash balance continued to decline. We do not anticipate reaching the point at which we generate cash in excess of our operating expenses until June 2002 at the earliest, about which there can be no assurance. We have therefore required, and currently expect to require, significant additional funds aggregating approximately $15 million for the period from October 1, 2001 through June 30, 2002 to meet accrued non-operating obligations, working capital to fund operating losses, interest, capital expenditures, expenses related to cost-reduction initiatives, and potential liabilities related to pending litigation (see Note 14 to Consolidated Financial Statements).

Our sources of ongoing liquidity include the cash flows of our operations, cash available from various existing credit lines, potential new credit facilities, potential additional equity investments, and sales of our non-core assets. Consequently, Vertex is aggressively pursuing additional debt and equity financing, is restructuring certain existing debt obligations, is continuing to reduce its operating expenses, and is structuring our overall operations and resources around high margin enterprise products and services.

In particular:

     (i) As described in Note 17 to Consolidated Financial Statements, since September 30, 2001 through December 31, 2001 we have raised $6 million through the issuance of: (1) Series B Convertible Preferred Stock to Pitney Bowes valued at $1 million; (2) $3 million in notes payable convertible into Series C Convertible Preferred Stock to Midmark Capital II, LP; and (3) $2 million in a convertible note payable collateralized by certain North American accounts receivable. It is our understanding that Midmark Capital II, LP will convert its note payable to equity upon receipt of shareholder approval and that the $2 million convertible note payable will also convert upon registration of the underlying common shares;

     (ii) We intend to convert certain of our current liabilities through non-cash transactions, including approximately $1.5 million of litigation-related accruals that we expect to settle by the issuance of stock options, and another $110,000 that has been settled with the issuance of common shares. Management anticipates that currently ongoing negotiations will lead to an aggregate of approximately $2.3 million of past due notes payable being exchanged for convertible preferred stock;

     (iii) During 2001 we initiated cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses. During our fiscal fourth quarter we reduced our operating expenses by approximately $1.5 million ($6 million annualized) compared with our fiscal third quarter ended June 30, 2001, as a result of these actions. We are also pursuing an opportunity to provide outsourced development services over the next twelve months that would effectively reduce annualized operating expenses by approximately $1.6 million;

     (iv) We have retained a financial advisor to assist us in assessing strategic alternatives regarding the possible disposition of any products and services which management has determined are no longer core to the achievement of our strategy of focusing on the development and delivery of enterprise level supply chain management software applications and services.

     (v) As a result of their efforts, we have already agreed in principle to sell our wireless and cabling installation division for $2 million, of which $1.2 million is expected to be in cash. This transaction is expected to close by the end of March 2002;

    (vi) We are also actively considering offers to purchase our hardware service and maintenance division which provides such services in Italy, France and the United Kingdom, as well as the bar code reseller portion of our businesses in Germany and the Netherlands;

    (vii) We are negotiating with one of our strategic partners to increase its investment in Vertex by up to $3.0 million;

While we are continuing our efforts to reduce costs, gain scale, sell non-core business operations, resolve lawsuits on favorable or non-cash terms and obtain shareholder approval for the conversion of notes payable, there is no assurance that we will achieve these objectives. In addition, we continue to pursue opportunities to raise both debt and equity financing. However, there can be no assurance that we will be able to raise additional financing, or if such financing is available, whether the terms or conditions would be acceptable to us.

The financial statements have been prepared on a basis that contemplates Vertex's continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If Vertex fails to raise capital when needed, the lack of capital will have a material adverse effect on Vertex's business, operating results, and financial condition.

Business Combinations

Pooling of Interests Method

In June 2000, the Company completed a merger with Positive Developments, Inc. ("PDI"), a designer of software solutions for supply chain applications, by exchanging 400,000 shares of its common stock (40,000 of which were held in escrow, until released in July 2001) for all of the common stock of PDI.

Also in June 2000, the Company completed a merger with Communication Services International, Incorporated ("CSI"), a designer and installer of wireless communications and cabling networks, by exchanging 1,317,647 shares of its common stock (50,000 of which were held in escrow, pending resolution of any claims) for all of the common stock of CSI. During the quarter ended June 30, 2001, the Company filed a claim against the sellers for shares held in escrow. The claim was settled in the fourth quarter, resulting in 30,055 shares being returned to the Company treasury.

Prior to these mergers, PDI's fiscal year ended on December 31, and CSI's fiscal year ended on February 28. In recording the business combinations, PDI's and CSI's prior period financial statements have been restated to a year ended September 30, to conform to Vertex's fiscal year end. These mergers constituted tax-free reorganizations and have been accounted for as pooling of interests under Accounting Principles Board Opinion No. 16 "Business Combinations". The Company's financial statements were previously restated to include the results of PDI and CSI for all periods presented.

There were no transactions between Vertex and PDI or CSI prior to the respective combinations.

The revenues and net income (loss) for Vertex, the pooled entities and the combined amounts presented in the consolidated financial statements for the periods prior to consummation of the mergers, follow:

                                          Nine Months Ended      Year Ended
                                            June 30, 2000     September 30, 1999
                                          -----------------   ------------------
Revenues
  Vertex                                    $28,214,342          $ 6,429,466
  Pooled Entities                             4,620,103            3,676,866
                                            -----------          -----------
  Combined                                  $32,834,445          $10,106,332
                                            ===========          ===========

Net Income (loss)
  Vertex                                    $  (993,661)         $  (332,876)
  Pooled Entities                               162,943              172,463
                                            -----------          -----------
  Combined                                  $  (830,718)         $  (160,413)
                                            ===========          ===========

Purchase Method

On September 27, 1999, the Company acquired all of the stock of Portable Software Solutions Limited ("PSS"), Portable Software Solutions (Maintenance) Limited ("Maintenance") and Trend Investments Limited ("Trend", and together with PSS and Maintenance, the "PSS Group"). The PSS Group is a leading provider of handheld terminal solutions to mobile workers in the U.K., primarily in the door-to-door insurance and dairy industries. The total purchase price was approximately $10.1 million, including approximately $5.9 million in cash, two notes payable of approximately $800,000 each and 1,591,984 common shares. The shareholders of the PSS Group were entitled to additional incentive payments based upon target average annual pre tax profits of the PSS Group for the two years ending December 31, 1999 and 2000. No incentive payments were earned based on the PSS Group profits.

On September 22, 1999, the Company acquired all of the outstanding capital stock of ICS International AG ("ICS"), a leading provider in Germany of integrated high-end wireless data capture solutions to industrial users and one of the few multi-national European providers of such solutions. The total consideration paid to ICS was $5,161,700 of which $3,570,000 was paid in cash at the closing and the balance was in the form of three notes payable of $531,000 each. In addition, the Company purchased ICS's headquarters building located in Neu Anspach near Frankfurt, Germany for $1,593,000 of which $372,000 was paid in cash and the remainder was financed through mortgages, the principal amounts of which were $1,221,000.

Effective March 1, 2000, the Company acquired all of the outstanding capital stock of Data Control Systems ("DCS"), a provider of "light-directed" warehouse management systems located in New Jersey. The Company paid the shareholders $14,250,000 in cash. The purchase price was also subject to a working capital adjustment, which amounted to an additional $120,000 paid to the shareholders.

Effective April 1, 2000, the Company acquired all of the outstanding common stock of Auto-ID, Inc. ("Auto-ID"), a reseller of bar coding equipment. As consideration, the Company issued 100,000 shares of its common stock, which at the date of the transaction had a fair market value of $6 per share.

Effective June 30, 2000, the Company acquired all of the outstanding common stock of Societe Italiana Servizi Italservice S.r.l. ("SIS"), a provider of after-market computer maintenance and software support services. Total consideration paid was $1,750,000 and was subject to an additional incentive payment based upon targeted profits for the fiscal year ended December 31, 2000, up to a maximum of $270,000. No incentive payments were earned based on the SIS profits.

Effective September 30, 2000, the Company acquired all of the outstanding common stock of Renaissance Software Inc. ("RSI"), a developer of supply chain and warehouse management systems. As consideration, Vertex issued 3,571,144 shares of common stock (263,000 of which are held in escrow), which at the date of the transaction had a fair market value of $13.42 per share. In addition, Vertex reserved 535,644 shares for issuance upon exercise of RSI stock options. The vested portion of these options (included in the total consideration paid for RSI) was estimated to have a total fair market value of $6,217,000. The Company engaged an independent valuation firm to assist in the identification and determination of the fair market value of the acquired RSI intangible assets. A portion of the RSI purchase price was identified, using proven valuation procedures and techniques, as in-process Research and Development (R&D) projects. The revenue projections used to value the in-process R&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. At the date of the acquisition, the products under development had not reached technological feasibility and had no alternative future use. Accordingly, $7,500,000 was expensed as in-process R&D in fiscal 2000. The value assigned to in-process R&D was comprised of various research and development projects. These projects included the introduction of new technologies as well as revisions or enhancements to certain existing technologies, and were expected to begin generating net cash inflows in fiscal 2001. There is risk associated with the completion of the projects, and there is no assurance that each will attain either technological feasibility or commercial success.

In October 2000 the Company purchased the assets and business of three former European service and maintenance divisions of Genicom International (collectively referred to as "ESSC") for approximately $2 million in cash at closing and a deferred cash payment of $500,000 due on September 1, 2001. The Company has paid $125,000 in December 2001 and has agreed to pay the balance by March 31, 2002. At September 30, 2001, 263,158 shares of Vertex common stock collateralize the $500,000 payment.

In December 2000, the Company completed a merger with Applied Tactical Systems, Inc. ("ATS"), a provider of connectivity software for SAP installations worldwide, by exchanging 3,000,000 shares of its common stock (210,000 of which are held in escrow, to be released upon the first issuance of the combined companies audited financial statements) for all of the common stock of ATS. Such shares had a fair market value of approximately $8.30 per share at the date of the transaction. In addition, Vertex reserved 153,600 shares for issuance upon exercise of ATS stock options. The vested portion of these options (included in the total consideration paid for ATS) was estimated to have a fair market value of approximately $620,000. (See Note 14)

In February 2001, the Company purchased from Pitney Bowes its Transportation Management Software and certain engineering assets (the Transcape Division, or "Transcape"). Consideration for Transcape was 1,356,852 shares of the Company's Series A preferred stock, which on the date of acquisition, was estimated to have a fair market value of approximately $10.4 million. A portion of the Transcape purchase price was identified, using proven valuation procedures and techniques, as in-process Research and Development (R&D) projects. The revenue projections used to value the in-process R&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. At the date of the acquisition, the product under development had not reached technological feasibility and had no alternative future use. Accordingly, $3,600,000 was expensed as in-process R&D in fiscal 2001. The value assigned to in-process R&D was comprised of one research and development project that would introduce new web-enabling technologies, and was expected to begin generating net cash inflows in fiscal 2002. There is risk associated with the completion of the project, and there is no assurance that it will attain either technological feasibility or commercial success.

Also in February 2001, the Company acquired all of the capital stock of Binas Beheer B.V. ("Binas"). The total purchase price was $570,000, paid for with approximately $300,000 in cash and by the issuance to the Binas shareholders of 42,686 shares of our common stock, which at the date of the transaction had a fair market value of $6.34 per share.

In September 2001, the Company acquired all of the outstanding stock of DynaSys, a software developer of advance supply chain planning and scheduling applications. Total consideration paid was $565,000, which included 134,979 shares of Vertex common stock, which had an estimated fair market value of $217,000 on the date of acquisition.

The accompanying consolidated financial statements assume the PSS and ICS acquisitions closed effective September 30, 1999, the DCS acquisition closed effective March 1, 2000, the Auto-ID acquisition closed on April 1, 2000, the SIS acquisition closed effective June 30, 2000, the RSI acquisition closed effective September 30, 2000, the ESSC acquisition closed effective October 31, 2000, the ATS acquisition closed effective December 30, 2000, the Transcape acquisition closed effective February 7, 2001 and the DynaSys acquisition closed effective September 30, 2001. The Company has accounted for these acquisitions using the purchase method of accounting in accordance with APB No. 16 (and SFAS 141 for DynaSys) and accordingly, the financial statements include the results of operations from October 1, 1999 for PSS and ICS, March 1, 2000 for DCS, April 1, 2000 for Auto-ID, July 1, 2000 for SIS, October 1, 2000 for RSI, November 1, 2000 for ESSC, January 1, 2001 for ATS, February 8, 2001 for Transcape, February 1, 2001 for Binas, and October 1,

2001 for DynaSys. An allocation of the purchase price for DCS, Auto-ID, SIS, RSI, ESSC, ATS, Transcape, Binas, and DynaSys has been made to the assets and liabilities acquired as of March 1, April 1, June 30, September 30, October 31, December 31, 2000, February 7, 2001 and September 30, 2001, respectively, based on their estimated fair market values.

During the quarter ended June 30, 2001, the Company completed an analysis of the fair market value of the net assets acquired in two purchase method acquisitions completed in fiscal 2000. As a result, the Company increased the goodwill associated with the purchases of Renaissance Software Inc. by approximately $1.8 million and Societe Italiana Servizi Italservice (SIS) by approximately $700,000, respectively. These adjustments are not reflected in the schedule below.

The table below represents the allocation of the purchase price for acquisitions completed in each of the respective years:


                                                        September 30,
                                                        -------------
                                                  2001                2000
                                               -----------        -----------
Accounts Receivable                            $ 1,928,403        $ 5,860,616
Inventories                                      1,135,853          4,461,560
Other assets                                     1,381,507            693,738
Intangible assets (including
  in-process R&D of $3,600,000
  and $7,500,000 in 2001 and
  2000, respectively)                           41,474,337         73,622,084
Short-term debt                                   (468,308)        (3,317,972)
Deferred revenue and
  customer advances                             (1,911,491)        (4,684,192)
Other liabilities                               (3,123,080)        (8,166,881)
                                               -----------        -----------

Total consideration paid, less
  cash acquired                                 40,417,221         68,468,953
Less stock issued to sellers                    36,923,444         54,756,866
                                               -----------        -----------
Net cash paid                                  $ 3,493,777        $13,712,087
                                               ===========        ===========

The following table presents unaudited pro forma results of operations of the Company as if the above described purchase method acquisitions had occurred at October 1, 1999:


                                                   Year Ended September 30,
                                                  2001                  2000
                                              -------------        ------------
Revenues                                      $  65,493,190        $ 77,970,076
Net loss                                       (121,120,060)        (32,472,330)
Net loss per share                                    (3.37)              (1.13)
Loss before amortization of
   intangibles and write-off
   of long-lived assets                       $ (27,028,692)       $ (6,164,436)

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

The pro forma amounts reflect the following:

     o The estimated amortization of the excess of the purchase price over the fair value of net assets acquired

     o The exclusion of the in process research and development write-offs of $3,600,000 and $7,500,000 in 2001 and 2000, respectively

     o    The estimated federal tax benefit of a consolidated U.S. tax return

     o    The approximate number of shares issued to complete the acquisitions

The estimated purchase price for each acquisition may be subject to certain purchase price adjustments. During the quarter ended June 30, 2001, the Company filed a claim against the sellers for all of the 263,000 shares held in escrow for one of the acquisitions completed in fiscal 2000. The claim has not yet been settled and thus the full amount of shares held in escrow remains outstanding and no accounting adjustments have been made.

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

PSD

In September 2000, the Company sold the Printscan (PSD) subsidiary of ICS in Germany. The Company received approximately $600,000 in cash for the stock of PSD. In connection with the sale, the Company wrote off related unamortized goodwill of approximately $634,000. As a result of this transaction, the Company recognized a net loss of approximately $195,000, which is included in other income (expense). For the year ended September 30, 2000, the revenue from PSD represented less than 6 % of consolidated revenues.

Change in fiscal year end

Effective October 1, 1999 the Company changed its year-end from July 31 to September 30. In the Company's Form 10K Transition Report filed in January 2000, the Company included a two-month transition period (August 1, 1999 to September 30, 1999). The accompanying financial statements for the year ended September 30, 1999 have been compiled from the records of the Company and restated to reflect the results of operations and cash flows of the Company on the basis of a September 30 fiscal year. Accordingly, the restated consolidated financial statements presented herein are the Company's primary historical financial statements for the periods presented.

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

Revenue Recognition

Equipment Sales:

Revenue related to sales of equipment is recognized when the products are delivered, title has passed, the collection of the related receivable is deemed probable by management and no obligations remain.

Software License Sales:

Revenue related to software license sales is recorded at the time of shipment provided that (i.) no significant vendor obligations remain outstanding at the time of sale; (ii.) the collection of the related receivable is deemed probable by management; and (iii.) vendor specific objective evidence (V.S.O.E.) of fair value exists for all significant elements, including postcontract customer support (PCS) in multiple element arrangements.

Where the services relate to arrangements requiring significant production, modification or customization of software, and the service element does not meet the criteria for separate accounting, the entire arrangement, including the software element, is accounted for in conformity with either the percentage-of-completion or completed contract accounting method. Percentage-of-completion generally uses input measures, primarily labor costs, where such measures indicate progress to date and provide a basis to estimate completion.

Professional Services:

The Company provides consulting and other services on a per-diem billing basis and recognizes such revenues as the services are performed.

Support and Service:

The Company accounts for revenue related to service contracts and postcontract customer support over the life of the arrangements, usually twelve months, pursuant to the service and/or licensing agreement between the customers and the Company.

Deferred Revenue

Deferred revenue represents the unearned portion of revenue related to PCS and other service arrangements not yet completed and revenue related to multiple element arrangements that could not be unbundled pursuant to SOP 97-2 or, in the case of projects accounted for using percentage of completion or completed contract accounting in accordance with SOP 81-1.

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

Intangible Assets

Intangible assets consist primarily of the excess of cost over the value of identifiable net assets of businesses acquired and are amortized on a straight-line basis over their estimated useful lives which range from 5 to 25 years. The Company's policy is to evaluate its intangible assets based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses. As a result of its review as of September 30, 2001, the Company wrote off approximately $77.7 million of intangible assets (See Note 13).

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by shareholders and distribution to shareholders and is reported in the Statement of Changes in Stockholders' Equity. Included in the Company's comprehensive income (loss) are net income
(loss), unrealized gains (losses) on investments and foreign exchange translation adjustments.

Stock Based Compensation

The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 has been applied. The Company has elected to continue to account for employee stock-based compensation under Opinion 25 and has made the required disclosures under SFAS 123 (see Note 10).

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related Emerging Issues Task Force interpretations, which generally require that such equity instruments are recorded at their fair value on the measurement date.

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentration of credit risks consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts that, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to significant credit risk on cash and cash equivalents. Concentration of credit risks with respect to accounts receivable are limited because of the credit worthiness of the Company's major customers.

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

Investment Securities

The Company classified its investment securities as available for sale. Such securities were measured at fair value in the financial statements based on quoted market prices with unrealized gains and losses included in stockholders' equity.

Foreign Currency Translation

Assets and liabilities of the Company's foreign affiliates are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the respective period. Translation adjustments are reported as a component of comprehensive income in stockholders' equity.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $1,868,000 and 206,000 in fiscal 2001 and 2000, respectively. Advertising expense in fiscal 1999 was not material.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We adopted SFAS No. 141 effective as of July 1, 2001. The adoption of SFAS No. 141 did not have any effect on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. Under the provisions of SFAS 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss recognized subsequent to initial adoption of SFAS 142 will be recorded as a charge to current period earnings. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and must be applied as of the beginning of a fiscal year. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. We have elected to adopt the provisions of SFAS No. 142, including the provisions for nonamortization of intangible assets, on October 1, 2001. Pre-tax amortization was approximately $14.6 million and $1.1 million during fiscal years 2001 and 2000, respectively. Application of the nonamortization provisions of SFAS 142 is expected to result in a decrease in amortization expense of approximately $2.1 million in fiscal year 2002. We are evaluating the transitional goodwill impairment provisions of SFAS No. 142 but currently do not expect the adoption of these to have a material impact on our consolidated financial statements.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early adoption permitted. These new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We are currently evaluating the potential impact, if any, that the adoption of SFAS 144 will have on our financial position and results of operations and assessing whether we will early adopt effective October 1, 2001.

3.   INVENTORIES

Inventories consist of the following:

                                                            September 30,
                                                        2001             2000
                                                     ----------       ----------
Raw materials                                        $1,796,980       $1,486,574
Work in process                                         345,364          429,741
Finished goods and parts, net of
  reserves of $10,000 each
  year                                                2,922,870        2,546,903
                                                     ----------       ----------
                                                     $5,065,214       $4,463,218
                                                     ==========       ==========

4.   PROPERTY, EQUIPMENT AND CAPITAL LEASES

                                                          September 30,
                                                      2001             2000
                                                   -----------      -----------
Property and Equipment:
      Land                                         $   313,611      $   307,287
      Buildings                                      1,762,668        1,754,645
      Leasehold improvements                           336,953          363,560
      Other equipment                                  641,634          241,364
      Office furniture and equipment                 1,797,785        1,027,626
      Computer equipment                             1,431,197          707,345
                                                   -----------      -----------
                                Total                6,283,848        4,401,827

    Accumulated depreciation and
    amortization                                    (2,056,632)      (1,336,170)
                                                   -----------      -----------

    Net property and equipment                       4,227,216        3,065,657

Capital Leases:
      Office equipment                                 191,884          175,308
      Computer equipment                                35,037           34,847


      Automobiles                                      123,247          163,841
                                                   -----------      -----------
                                Total                  350,168          373,996

    Accumulated amortization                          (213,465)        (149,788)
                                                   -----------      -----------

    Net capital leases                                 136,703          224,208
                                                   -----------      -----------

    Net property and equipment
      and capital leases                           $ 4,363,919      $ 3,289,865
                                                   ===========      ===========

Depreciation expense for 2001, 2000 and 1999 was $1,220,000, $530,000 and
$121,000.


5.   BANK LINES OF CREDIT

The Company has several foreign lines of credit, which allow it to borrow in the applicable local currency. These lines of credit total approximately $2,100,000 and are concentrated in Germany, Italy and the United Kingdom. The Company's lines of credit generally are collateralized by the accounts receivable of the respective subsidiary. As of September 30, 2001 the Company had outstanding balances of approximately $1,800,000 on these foreign lines of credit. These loans bear interest at rates ranging from 4.2% to 11.9%. At September 30, 2001 the Company had a total of approximately $300,000 available under all of its lines of credit.

6.   CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Long-Term:

During the year ended September 30, 2001, the Company issued in the aggregate $5,500,000 of convertible notes payable to Midmark Capital L.P., Midmark Capital II L.P., and certain individuals related to these two entities (collectively "Midmark Capital"). These notes originally were to automatically convert into 3,860,864 shares of Vertex common stock on the day that the Company obtains the requisite shareholder approval for the issuance of shares to Midmark Capital, since Midmark Capital L.P. is an existing significant shareholder of Vertex. In the event that shareholder approval was not obtained by October 17, 2001, the principal amount plus any accrued interest (at prime rate, which was 6.0% at September 30, 2001) would have become immediately due and payable. In November 2001, the Company issued an additional $3,000,000 of convertible notes payable to Midmark Capital, and amended the terms of the $5,500,000 convertible notes payable for the requisite shareholder approval deadline, the common stock conversion, and the interest rate. The original automatic conversion to 3,860,864 shares of Vertex common stock at $1.43 per share was amended to convert, subject to future events, into (i) Vertex common stock at a future market price no higher than $1.31 per share or (ii) 5,500 shares of Series C Preferred Stock, each of which is convertible into 1,190 common shares at $0.84 per share (See Note 17). The original requirement for shareholder approval of October 17, 2001 was extended to September 30, 2003. The original interest rate of prime was changed to 14%.

Current:

During July 2001, the Company issued a $359,375 convertible note payable to PARTAS AG, which is owned by one of its Directors. This note will automatically convert into 250,000 shares of Vertex common stock on the day that the Company obtains the requisite shareholder approval for the issuance of shares to PARTAS AG. In the event that shareholder approval is not obtained by February 22, 2002, the principal amount plus any accrued interest (at prime rate which was 6.0% at September 30, 2001) will become immediately due and payable.

7.   NOTES PAYABLE

The Company has a note payable with a remaining balance of approximately $500,000 bearing interest at 8% for the September 1999 acquisition of ICS International AG (ICS) in Germany. This note and a non-interest bearing loan of approximately $350,000 are currently past due, and the Company has been negotiating to settle these obligations through the issuance of Vertex stock.

The Company has approximately $1.5 million in promissory notes payable, bearing interest at 8%, related to the September 2000 acquisition of Renaissance Software, Inc., which were originally due on June 30, 2001. On August 9, 2001, the Company renegotiated the terms of these notes and in return for 147,000 shares of stock (valued at approximately $162,000), the notes were payable in two installments: $250,000 due on August 15, 2001, and the remaining balance, plus accrued interest from June 30, 2001, due on September 30, 2001. The Company paid the August 15, 2001 installment and has been renegotiating to settle the remaining past due $1.25 million obligation through the issuance of Vertex stock.

In September 2001, in connection with its acquisition of DynaSys, the Company assumed certain notes payable to banks and their entities. These notes payable had an aggregate balance of $435,000 at September 30, 2001 and were principally due by December 31, 2001 with no interest. Approximately $110,000 of this balance was settled through the issuance of Vertex common stock in December 2001.

In January 2001, the Company issued 398,000 shares of common stock, which had a fair market value of $2,274,000, in settlement of the $1,500,000 note payable and other obligations to the sellers of the Portable Software Solutions (PSS) Group, which was purchased by Vertex in September 1999.

8.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                              September 30,
                                                         2001            2000
                                                       ----------     ----------
Capital lease obligations:
  Obligations under capital leases, due
  in varying quarterly/monthly principal
  installments and at varying interest rates
  not exceeding 11 1/2%                                $  269,626     $  439,238

  Less-Current portion                                    163,425        194,140
                                                       ----------     ----------

  Long Term capitalized leases                         $  106,201     $  245,098
                                                       ==========     ==========

Mortgage notes payable:
  Mortgage notes payable bearing interest
  at rates from 6% to 8%, collateralized by
  buildings, due in monthly installments
  through 2030                                         $1,468,651     $1,506,710

  Less-Current portion                                     75,793         73,293
                                                       ----------     ----------

  Long Term mortgage notes payable                     $1,392,858     $1,433,417
                                                       ==========     ==========

Other Long Term Liabilities

Other long-term liabilities include approximately $130,000 and $123,000 at September 30, 2001 and 2000, respectively, of Irish government non-interest bearing loans that are repayable at rates linked to future revenues earned. Under the terms of the agreement, the loan is repaid at a rate of 4.2% of project sales made in the United States by PSS in the period from July 1998 to June 2001 and is due for repayment commencing in July 1999 and ending in July 2002. If the repayments calculated as a percentage of sales are not sufficient to repay the loans in full, the Irish government may write-off the balance. PSS has not made any sales in the United States to date and thus no repayments have been made against these borrowings through September 30, 2001 nor has the Irish government agreed to write off the balance.

In addition, the long-term liabilities at September 30, 2000 included deferred rent expense of approximately $126,000 related to an office lease, which was terminated during fiscal 2001.

9.   OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities consist of the following:

                                                             September 30,
                                                         2001            2000
                                                      ----------      ----------
Professional fees                                     $1,658,102      $  599,343
Sales and other taxes, excluding income
   and payroll                                         1,349,855         567,267
Income taxes                                             390,400         374,256
Project costs                                            405,239         433,494
Accrued interest                                         322,388         120,006
Other                                                  1,395,496         766,562
                                                      ----------      ----------
                                                      $5,521,480      $2,860,928
                                                      ==========      ==========

10.  STOCKHOLDERS' EQUITY

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

During March and April, 2000, the Company closed on the sale of 3,293,750 unregistered common shares through private placement offerings, resulting in net proceeds (after deducting issuance costs of $2,337,000) of approximately $24,013,000. The Company registered all of the common shares issued in these private placement offerings in February 2001. In addition, the company granted options to financial advisors to purchase an aggregate of 1,100,000 common shares at prices ranging from $4.00 to $8.00 per share contingent upon raising at least $25 million, which became fully earned and exercisable in April 2000 on completion of the private placement offerings discussed above. The fair market value of these options was approximately $3,797,000 and was determined in accordance with SFAS #123 using the Black-Scholes formula. This amount was recorded as additional paid in capital, as well as a direct charge against equity as a cost of the private placement offerings.

Pursuant to employment and consulting agreements, one of the pooled entities granted 112,022 restricted shares that were earned from fiscal 1998 through the date of the share issuance in January 2000; this resulted in compensation expense of $21,310 and $61,299 in 2000 and 1999, respectively.

On August 31, 2000, the Company purchased all rights to the NetWeave software product from Netweave Corporation. Consideration for the software was 80,386 shares of Vertex stock, which at the time of the transaction had an aggregate fair market value of approximately $1 million, and the cancellation of approximately $71,000 of debt. The total cost of this software is included in other assets and is being amortized over the five year estimated life of the product. Prior to the acquisition, the Company sold the Netweave software under a licensing agreement with NetWeave Corporation. For the years ended September 30, 2001, 2000, and 1999, the NetWeave software product generated revenues of approximately $776,000, $926,000, and $799,000, respectively.

During December 2000, the Company closed on the sale of 1,124,461 unregistered common shares, together with 337,341 options to purchase common stock at $7.50, through a private placement offering, resulting in net proceeds (after deducting cash issuance costs of $562,000) of approximately $5,053,000. All of the common shares issued in this private placement offering were registered in an S-3 filed in February 2001.

In April 2001, the Company closed on the sale of 3,062,293 unregistered common shares (including 278,930 penalty shares for not registering the shares in 45 days), through a private placement offering, resulting in net proceeds (after deducting cash issuance costs of $281,000) of approximately $3,720,000. All of the common shares issued in this private placement offering carry registration rights requiring the Company to register such shares.

In addition, the Company granted options to financial advisors to purchase an aggregate of 289,678 common shares at prices ranging from $1.44 to $5.00 per share, which were fully earned and exercisable on completion of the December 2000 and April 2001 private placement offerings discussed above. The fair market value of these options was approximately $922,000 and was determined in accordance with SFAS #123 using the Black-Scholes formula. This amount was recorded as additional paid in capital, as well as a direct charge against equity as a cost of the private placement offerings.

Pursuant to certain acquisition agreements and private placement offerings, the Company committed to register the common shares issued or issuable pursuant to options issued within specified periods of time. The Company has been unable to register the shares on a timely basis for certain of the transactions. The Company's present intent is to file a registration statement on Form S-1 as soon as possible. At September 30, 2001, the Company's obligation was to register approximately 8 million shares and 1 million shares underlying options. (See Note 14 Commitments - Litigation)

Preferred Stock

In connection with the Transcape acquisition (See Note 1), the Company issued 1,356,852 shares of Series A Preferred Stock. The Series A Preferred Stock is convertible, at the option of the holder, into common stock on a one for one basis and the preferred stockholders are entitled to vote their shares as though such conversion had taken place. In addition, preferred stockholders are not entitled to preferred dividends, but are entitled to their pro rata share of dividends, if any, declared on common stock under the assumption that a conversion to common stock had occurred. All of the common shares issuable on conversion of the Series A Preferred Stock must be registered by the Company.

Stock Option Plan

The Company has an Incentive Stock Option Plan (the "Plan") that provides for the granting of options to employees, directors, and consultants to purchase shares of the Company's common stock. During fiscal 2001, the Company's Board of Directors approved an increase in the number of shares available for issuance from 4,000,000 to 8,000,000. Options granted under the Plan generally vest over five years and expire after ten years. The exercise price per share may not be less than the fair market value of the stock on the date the option is granted. Options granted to persons owning more than 10% of the voting shares of the Company may not have a term of more than five years and may not be granted at less than 110% of fair market value.

The following table summarizes the common stock options granted, cancelled or exercised under the Plan:

                                2001                          2000                         1999
                                ----                          ----                         ----
                         Common     Weighted          Common     Weighted           Common     Weighted
                         Stock      Average           Stock      Average            Stock      Average
                         Options    Exercise Price    Options    Exercise Price     Options    Exercise
                        ---------   --------------   ---------   ---------------   ---------   ---------
Price

Outstanding at
beginning of year       3,257,600       $ 5.95       1,016,600       $ 1.75          871,600    $ 1.63

Granted                 2,094,000         3.28       2,635,000         7.11          325,000      1.60
Exercised                (238,600)       (1.14)       (295,800)       (2.34)         (77,000)    (0.87)
Cancelled                (421,900)       (8.07)        (98,200)       (4.57)        (103,000)    (0.86)
                        ---------                    ---------                     ---------

Outstanding at
end of year             4,691,100         4.81       3,257,600         5.95        1,016,600      1.75
                        =========                    =========                     =========

Weighted average
fair value of
options granted
during the year                         $ 2.14                       $ 4.28                     $ 0.92

The following table summarizes information on stock options outstanding under the Plan at September 30, 2001:

                               Options Outstanding                        Options Exercisable
                               -------------------                        -------------------
                    Options            Weighted    Weighted           Options            Weighted
                    Outstanding        Average     Average            Exercisable        Average
Range of            at September 30,   Exercise    Remaining          at September 30,   Exercise
Exercise Prices     2001               Price       Contractual Life   2001               Price
---------------     ----------------   --------    ----------------   ----------------   --------
$.50 to $1.50            776,000        $ 1.04          $8.85              228,000        $ 1.00
1.51 to 2.25             548,500          1.69           7.82              212,000          1.74
2.26 to 3.40             969,100          2.42           9.51                3,600          2.50
3.41 to 5.00             863,000          3.96           8.07              248,200          3.96
5.01  to 7.65            295,000          5.98           8.12              125,000          5.96
7.66 to 11.50            764,500          9.44           8.95              131,000          9.59
11.51 to 15.80           475,000         12.81           8.56               91,000         12.71
                       ---------                                         ---------
                       4,691,100                                         1,038,800
                       =========                                         =========

Other Stock Options

In addition to the stock options granted under the "Plan" discussed above, the Company periodically grants stock options to non-employees in consideration for services rendered, as well as for services to be rendered. Options issued for services rendered were accounted for under SFAS #123 and EITF Issue 96-18, using the Black-Scholes formula to determine their fair market value. In fiscal 2001, options for 467,561 shares were granted to non-employees, which resulted in additional paid in capital of approximately $665,000 and non-cash expenses of approximately $474,000 and non cash acquisition costs of $191,000. In fiscal 2000, options for 367,691 shares were granted to non-employees, which resulted in additional paid in capital of approximately $1,275,000 and non-cash expenses of approximately $393,000 and prepaid expenses of $882,000. In certain instances, options issued for services to be rendered are contingent upon specific performance by the grantee, and will be valued when performance is completed.

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

In connection with the purchase of Applied Tactical Systems, Inc. in December 2000, the Company assumed 153,600 outstanding stock options of Applied Tactical Systems employees. The fair market value of the vested portion of these options amounted to $620,000 and was included as part of the consideration paid for Applied Tactical Systems, Inc. The unvested portion of these options was $44,000 and is included as deferred compensation in Shareholders' Equity and will be amortized as compensation expense over the employees remaining vesting period.

During fiscal 2001, the Company granted non-qualified options aggregating 595,200 to various employees in connection with their employment by the Company. In January 2000, the Company also granted non-qualified options aggregating 1,200,000 to directors and officers of the Company at an exercise price of $3.85 (110% of the fair value on the date of grant).

The following table summarizes common stock options granted, cancelled and exercised in addition to those in the Plan:

                                2001                          2000                         1999
                                ----                          ----                         ----
                         Common     Weighted          Common     Weighted           Common     Weighted
                         Stock      Average           Stock      Average            Stock      Average
                         Options    Exercise Price    Options    Exercise Price     Options    Exercise
                        ---------   --------------   ---------   ---------------    -------   ---------
Price

Outstanding at
beginning of year       3,390,236      $ 3.88          475,000       $ .61          505,000    $  .64

Granted                 1,764,877        5.50        3,203,335        4.07               --        --
Exercised                (198,881)      (3.22)        (288,099)       (.66)         (30,000)    (1.00)
Cancelled                (383,840)      (6.55)              --          --               --        --
                        ---------                    ---------                      -------
Outstanding at
end of year             4,572,392      $ 4.31        3,390,236       $3.88          475,000    $  .61
                        =========                    =========                      =======
Options exercisable     4,203,892      $ 4.10
                        =========

Pro-forma SFAS 123 Disclosure

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions, the Company accounts for its stock option plans under Accounting Principles Board Opinion 25 and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as proscribed by SFAS 123, net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below:

                                    2001            2000           1999
                                    ----            ----           ----
Net loss--as reported          $(122,952,102)   $ (9,412,424)   $(160,413)
Net loss--pro-forma             (125,682,128)    (11,861,944)    (206,588)
Loss per share--as reported            (3.95)           (.46)        (.02)
Loss per share--pro-forma              (4.04)           (.58)        (.03)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                      2001         2000       1999
                                      ----         ----       ----
Expected dividend yield                0.00%        0.00%       0.00%
Expected stock price volatility      106.35        88.70       84.20
Risk-free interest rate                4.50         6.98        6.67
Expected life of options            3 years      3 years     3 years

The effects of applying SFAS 123 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

11.  PENSION PLANS

The Company and certain of its subsidiaries maintain 401(k) plans, which are defined contribution plans (the "Plans") covering substantially all employees in the United States. During fiscal 2001, all subsidiary plans were merged into the Company plan. Eligible employees can contribute up to 17% of their compensation not to exceed Internal Revenue Code limits. In fiscal 2001, the Company amended its plan to provide matching contributions of 50% of the employees' contribution up to 3% of gross pay. The Company's contribution will be funded after each calendar year end in either cash or in Vertex stock, at the Company's option. Prior to fiscal 2001, the Plans provided for matching contributions based on management's discretion. No Company contributions were made for the year ended September 30, 2000. Company contributions for the years ended September 30, 2001 and 1999 were approximately $290,000 and $18,000.

12.  INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes (FASB 109)." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax provision included in the statements of operations for the years ended September 30, 2001, 2000, and 1999 consist of the following;

                                          September 30,

                                  2001       2000       1999
                                --------   --------   --------
Current:
       Federal                  $     --   $     --   $ 63,000
       Foreign                   131,007    227,686         --
       State                      19,469    149,572     25,000
                                --------   --------   --------
           Total Current         150,476    377,258     88,000
                                --------   --------   --------

Deferred:
       Federal                        --         --    461,753
       Foreign                        --         --         --
       State                          --         --         --
                                --------   --------   --------
           Total Deferred             --         --    461,753
                                --------   --------   --------

Total income tax provision      $150,476   $377,258   $549,753
                                ========   ========   ========

The net deferred tax assets in the accompanying balance sheets consist of the following:

                                                     September 30,
                                                2001              2000
                                            ------------      -----------
Deferred tax assets:
      Allowance for doubtful accounts       $    151,544      $   149,188
      Inventory                                    4,003           63,904
      Net operating loss carryforwards        11,778,076        2,506,000
      Accruals                                 1,530,203
      Other                                      115,755           59,373
                                            ------------      -----------
      Total deferred tax assets               13,579,581        2,778,465
                                            ------------      -----------
Deferred tax liabilities:
      Depreciation                               (18,891)         (20,292)
      Capitalized software                      (168,351)        (266,915)
      Deferred revenue                           (50,755)        (255,459)
                                            ------------      -----------
      Total deferred tax liabilities            (238,017)        (542,666)
                                            ------------      -----------

      Valuation allowance                    (13,341,564)      (2,235,799)
                                            ------------      -----------
      Net deferred tax assets               $         --      $        --
                                            ============      ===========

Deferred tax assets arise from the tax benefit of net operating loss carryforwards which are expected to be utilized to offset taxable income and from timing differences between the recognition in financial statements and tax returns of certain inventory costs, bad debt allowances on receivables, depreciation on fixed assets and amortization of certain intangible assets.

A valuation allowance on the net deferred tax assets has been provided based on the Company's assessment of its ability to realize such assets in the future. For the year ended September 30, 2001 the valuation allowance for net deferred tax assets increased by $11,105,765, as a result of net changes in temporary differences.

The tax provision for the year ended September 30, 1999 is directly related to an increase in the tax asset valuation reserve. The Company believes that as of September 30, 1999, an ownership change under Section 382 of the Internal Revenue Code occurred. The effect of the ownership change would be the imposition of annual limitations on the use of the NOL carryforwards attributable to the periods before the change. Prior to the fiscal year ended September 30, 1999, management had believed that certain of the tax assets would be realizable.

At September 30, 2001, the net operating loss carryforwards available to offset future taxable income consist of approximately $22,368,000 in Federal net operating losses, which will expire in various amounts through 2021, and state net operating losses of approximately $23,421,000 which will expire in various amounts through 2008. These net operating losses also may be limited due to ownership changes, the effect of which has not yet been determined by the Company. Total net operating losses available in foreign jurisdictions are approximately $8,844,000, of which $2,935,000 relate to periods prior to the acquisition of certain subsidiaries by Vertex. When the Company utilizes pre-acquisition net operating losses, the benefit will be reflected as a reduction of goodwill related to the respective subsidiary. No pre-acquisition net operating losses were utilized during fiscal 2001, and approximately $200,000 of pre-acquisition net operating losses were utilized during fiscal 2000, with the resulting reduction of tax liability being credited directly to goodwill.

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                              September 30,
                                      2001      2000       1999
                                      ----      ----      -----
Statutory rate                        34.0%     34.0%      34.0%
Effect of:
    Valuation allowances              (8.4)     (4.2)     103.0
    Permanent differences            (26.8)    (32.0)
    State income taxes, net            1.1      (2.0)       4.0
                                     -----     -----      -----

    Effective income tax rate         (0.1%)    (4.2%)    141.0%
                                     =====     =====      =====

For 2001 and 2000, the primary permanent differences relate to the impairment and amortization of goodwill, and an in-process R&D write-off, which are not deductible for tax purposes.

There are no undistributed earnings of the Company's foreign subsidiaries at September 30, 2001. In the event of a distribution of foreign earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

13.  IMPAIRMENT OF LONG-LIVED ASSETS

As of September 30, 2001, the Company performed an assessment of the carrying values of its intangible assets recorded in connection with all of its acquisitions. This assessment was initiated because of the significant negative economic trends impacting our current operations, lower expected future growth rates, a decline in our stock price, and significantly lower valuations for companies within our industry. Additionally, at the time of our analysis, the net book value of the Company's assets significantly exceeded its market capitalization. Market capitalization is the product of (i) the number of shares of common stock issued and outstanding and (ii) the closing market price of the common stock. At September 30, 2001, with approximately 35 million common shares issued and outstanding and a closing common stock price of $1.03 per share, our market capitalization approximated $36 million, as compared to our book value of approximately $92 million (prior to a write down). Based upon these indications, the belief that the decline in market conditions within our industry was significant and permanent, the consideration of all other available evidence, and, in particular, the methodology described below, the Company determined that the Fair Market Value of these assets was less than their carrying value.

The Company's intangible assets are associated with specific identifiable acquisitions and their respective product lines. However, we now expect future cash flows from these acquisitions and products to be significantly less than our initial expectations. The fair value assessment of intangible assets was determined by discounting the Company's estimates of the expected future cash flows related to these assets when the non discounted cash flows indicated that the long-lived assets would not be recoverable. The rate used to discount our cash flow expectations was based on our risk adjusted estimated cost of capital. After considering all of the above, we recorded a $78.4 million write-down of the intangible assets, which was equal to the amount in excess of the estimated fair market value of the respective assets as of September 30, 2001.

Also at September 30, 2001, the Company performed an assessment of the carrying values of its capitalized software costs. This assessment was initiated in light of new product developments and changes in marketing strategies that included the discontinuation of certain products. Total capitalized software written off in fiscal 2001 was approximately $621,000.

14.  COMMITMENTS AND CONTINGENT LIABILITIES

Leases

The Company and its subsidiaries lease office facilities and certain office equipment under operating leases that expire at various dates through 2007.

Rent expense for the years ended September 30, 2001, 2000, and 1999 was approximately $2,645,000, $780,000, and 230,000, respectively.

Minimum lease payments and sublease rental income are as follows:

                                          Sublease
                             Operating     Rental
Year Ended September 30,      Leases      Income
                            ----------   --------

2002                        $1,898,329   $107,027
2003                         1,646,366    100,333
2004                         1,482,962     58,433
2005                         1,297,702     22,433
2006                           823,192     10,433
Thereafter                      20,000          0
                            ----------   --------
Total                       $7,168,551   $298,659
                            ==========   ========


Litigation

We are party to certain judicial actions and an arbitration proceeding, the outcomes of which may, together, or individually, have a material negative impact on our financial condition if we do not prevail. The items of litigation are summarized as follows:

1) On October 31, 2001, an action was commenced against Vertex alleging the default in payment of certain promissory notes in the principal aggregate sum of $1,225,000. The noteholders demand $1,225,000, together with interest accruing at the rate of 8% per annum from June 30, 2001. As indicated in Note 7, the principal balance of the Notes is included in Notes Payable and we are currently negotiating with the noteholders to accept preferred stock in payment of the balance of the notes payable and interest thereon.

2) Vertex Interactive, Inc. v. Russell McCabe, et al. and Russell McCabe, et al.
v. Vertex Interactive, Inc. On September 28, 2001 Vertex filed a Demand for Arbitration with the American Arbitration Association ("AAA") against Russell McCabe, Daniel McCabe and David Motovidlak (the "ATS Shareholders"), the former shareholders of Applied Tactical Systems, Inc., an entity which merged with Vertex pursuant to a Merger Agreement dated December 29, 2000, seeking damages resulting from the McCabe's interference with Vertex's employees and customers. The ATS Shareholders also filed a Demand for Arbitration seeking $25,000,000 in damages based on, among other things, Vertex's alleged failure to register the ATS Shareholders' stock in Vertex by a certain date. At present, the arbitration proceedings are in a very early stage, but we plan to contest the ATS Shareholders' claims and pursue our own claims vigorously.

In a related action, on December 10, 2001 the ATS Shareholders filed a complaint in the United States District Court for the District of New Jersey entitled Russell McCabe, et al. v. Ernst & Young, LLP et al., against Ernst & Young LLP, Nicholas R.H. Toms, Hugo Biermann, Gregory Thomas, Edwardstone & Company, Inc., Wayne Clevenger, Joseph Robinson, MidMark Capital, LP, Otto Leistner, Bunter B.V.I., Ltd., George Powch, Stephen M. Duff, The Clark Estates, Inc., Raymond Broek, Donald Rowley, Douglas L. Davis, Barbara H. Martorano and Jacqui Gerrard. Vertex itself is not a defendant in this action. The defendants are our auditors, and certain shareholders, officers and directors individually. The ATS Shareholders are seeking damages in the amount of $40,000,000 plus punitive and statutory treble damages based upon, among other things, allegations that Vertex failed to register stock of the ATS Shareholders by a certain date. Counsel has been retained and we understand that the defendants intend to contest the ATS shareholders' claims vigorously.

3) On November 20, 2001, an action was commenced in the Superior Court of California, County of Los Angeles, SouthWest District entitled Reichman et al.
v. Vertex Interactive, Inc. et al. The action is brought against Vertex, Nicholas R.H. Toms, our Chief Executive Officer, Douglas Davis, our former Vice President of North America, Marketing and Business Development, Wayne Clevenger, a director, Joseph R. Robinson, a director, Stephen M. Duff, a former director, George Powch, a former director, Gregory N. Thomas, a former director and Otto Leister, a director. Plaintiffs are former shareholders of Positive Developments, Incorporated, a company we acquired on June 30, 2000. The suit alleges that the common shares of Vertex issued to the Positive shareholders in exchange for their respective interests in Positive Developments, Incorporated, were not registered with the Securities and Exchange Commission on a timely basis. The Positive shareholders allege that as a result they were not able to sell their shares of Vertex during specific time periods and were damaged thereby. The relief requested includes $4,000,000 in damages and a rescission of the Stock Purchase Agreement between the parties. We have denied the allegations and are vigorously defending the matter.

4) We also continue to defend two subsidiary customer claims resulting from projects that were in process at the time of our acquisition of the respective subsidiary. Management believes that any potential exposure with respect to these two matters are covered by accruals established at the time of the respective acquisition.

In addition to the pending litigation discussed above, on January 25, 2002 we reached an agreement to settle a claim for alleged failure to timely register shares of the Company's stock filed by the former principals of a company purchased by us in 2000. The settlement has been accrued at September 30, 2001 and reflected in other expense in the 2001 Statement of Operations.

Employment Agreements and Other Commitments

The Company has employment agreements with certain key employees, the terms of which expire at various times through 2004. Such agreements provide for minimum salary levels as well as for incentive bonuses.

On September 27, 1999 the Company entered into a five-year investment banking agreement with another shareholder, MidMark Associates, Inc., for $250,000 per annum.

Effective October 1, 1999, Edwardstone entered into an agreement with the Company pursuant to which Edwardstone agreed to provide the services of Messrs. Biermann and Toms to act as the Executive Chairman and Chief Executive Officer of the Company. Such Agreement provides for aggregate annual compensation of $600,000 and entitles them to participate in all employee benefit plans sponsored by Vertex in which all other executive officers of Vertex participate. The agreement has an initial five-year term and continues thereafter on a year-to-year basis on the same terms and conditions existing at the time of renewal, unless terminated by either the Company or the employee upon thirty days written notice prior to the end of either the initial (5 year) term or any subsequent one-year term, as the case may be.

On April 24, 2001 the Company entered into an investment banking agreement with Harris, Hoover and Lewis, LLC to provide financial advisory and consulting services with respect to the acquisition of Plus Integration. This agreement provides for a transaction fee of 2% of the value of the deal, together with related options, with a minimum transaction fee of $500,000.

15.  SEGMENT INFORMATION AND INTERNATIONAL OPERATIONS

The Company operates in one business segment, which is the design, development, marketing and support of supply chain management solutions.

Geographic Area Data

The following geographic information presents total revenues, gross margins and identifiable assets for the years ended September 30, 2001, 2000, and 1999 (in thousands):

                         2001         2000        1999
                      ---------    ---------    --------
Revenues
    North America     $  30,378    $  18,514    $ 10,106
    Europe(1)            28,709       29,255          --
                      ---------    ---------    --------
                      $  59,087    $  47,769    $ 10,106
                      =========    =========    ========
Gross Margin
    North America     $  12,705    $   7,430    $  4,402
    Europe(1)             8,796        7,777          --
                      ---------    ---------    --------
                      $  21,501    $  15,207    $  4,402
                      =========    =========    ========
Identifiable assets
    North America     $  60,174    $ 102,390    $ 24,145
    Europe(1)            13,233       31,097       27,68
    Eliminations        (19,968)     (23,268)    (21,484)
                      ---------    ---------    --------
                      $  53,439    $ 110,219    $ 30,348
                      =========    =========    ========

(1) The Company operates throughout Europe, but principally in the United Kingdom, Germany and Italy.

Products and Services

Sales to external customers by the three significant product and service line groupings for the years ended September 30, 2001, 2000 and 1999 (in thousands) are as follows:

                            2001     2000       1999
                          -------   -------   -------
Point Solutions           $28,849   $31,744   $ 7,671
Enterprise Solutions        9,921     6,737        --
Service and Maintenance    20,317     9,288     2,435
                          -------   -------   -------
                          $59,087   $47,769   $10,106
                          =======   =======   =======

Major Customers

The Company had no customers that accounted for more than 10% of revenue for the fiscal year ended September 30, 2001. For the fiscal year ended September 30, 2000, one customer accounted for 11% of revenues, and for the fiscal year ended September 30, 1999, two other customers accounted for 48% of revenues.

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended September 30, 2001 and 2000.

                                            Dec. 31         Mar. 31         Jun. 30        Sept. 30
                                         ------------    ------------    ------------    ------------
2001

Operating revenues                       $ 14,747,017    $ 15,341,053    $ 14,128,256    $ 14,871,144
Gross profit                                3,755,637       5,944,242       5,758,492       6,042,846
Net loss excluding in-process
   R&D and impairment
   of long-lived assets write-off  (A)     (8,046,728)     (9,653,780)    (10,466,754)    (12,820,280)
Net loss                                   (8,046,728)    (13,253,780)    (10,466,754)    (91,184,840)
Weighted average
  shares outstanding                       26,626,072      31,132,917      33,523,078      33,951,085
Net loss per share                       $      (0.30)   $      (0.43)   $      (0.31)   $      (2.69)

2000

Operating revenues                       $ 10,149,433    $ 10,428,391    $ 12,256,621    $ 14,934,866
Gross profit                                3,112,033       2,807,523       4,272,263       5,015,352
Net loss excluding in-process
   R&D write-off  (A)                        (164,657)       (573,232)        (92,829)     (1,081,706)
Net loss                                     (164,657)       (573,232)        (92,829)     (8,581,706)
Weighted average
  shares outstanding                       18,654,709      18,822,150    $ 22,310,414      22,603,175
Net loss per share                       $      (0.01)   $      (0.03)          (0.00)   $      (0.38)

(A) In the second quarter of fiscal 2001, the Company recorded an in-process research & development write off of $3.6 million related to the acquisition of Transcape assets (see Note 1), and in the fourth quarter, the Company recorded an impairment of long-lived assets write off of $78.4 million (see
     Note 13). In the fourth quarter of fiscal 2000, the Company recorded an in-process research & development write off related to the acquisition of Renaissance Software, Inc. of $7.5 million (see Note 1).

17.  SUBSEQUENT EVENTS

On August 24, 2001 the Company executed a definitive stock purchase agreement pursuant to which Vertex will purchase all of the issued and outstanding capital stock of Plus Integration Supply Chain Solutions, BV (Plus Integration ) in exchange for 40 million newly issued shares of Vertex common stock in a transaction intended to be a combination of equals. Plus Integration, a provider of supply chain management software and services, is headquartered in Haarlem, the Netherlands, and has operations in the Benelux countries, the United Kingdom and the U.S., where its operations are based in Morristown, N.J. Completion of the transaction is subject to certain conditions, including, among other things, approval by both companies' shareholders. The companies have also agreed to review the capital needs of the combined entity and to raise prior to the closing of the merger sufficient free cash, expected to be at least $20 million, in connection with the transaction to ensure adequate working capital going forward. Plus Integration shareholders approved the terms of the agreement on November 7, 2001. In the case of Vertex, the agreement is subject to shareholder approval that is expected to occur by May 2002, following the mailing of a proxy statement.

In October 2001, the Company acquired Euronet Consulting S.r.l. ("Euronet"), an Italian software applications consulting firm. The value of the transaction was approximately $1.1 million. The Company acquired all of the outstanding shares of Euronet for approximately 1.2 million shares of Vertex common stock.

In October 2001, the Company raised $1,000,000 in cash through the issuance and sale of 1,000 shares of Series "B" Convertible Preferred Stock to Pitney Bowes, with each share of Series "B" Preferred being convertible into 1,190 shares of common stock at a price of $.84 per share. The Company is required to register the underlying common shares. In connection with this transaction Pitney Bowes has named Michael Monahan to Vertex's Board of Directors.

In November 2001, the Company issued $3,000,000 of convertible notes payable to Midmark Capital II, LP that can convert into 3,000 shares of Vertex Series "C" Preferred Stock at the option of Midmark on the day that the Company obtains the requisite shareholder approval for the issuance of Series "C" Preferred Stock to Midmark Capital, since Midmark Capital L.P. is an existing significant shareholder of Vertex. Midmark Capital can convert the Series "C" Preferred Shares into 3,570,026 shares of Vertex common stock at $0.84 per share. The Company is required to register the underlying common shares. In the event that shareholder approval is not obtained by November 1, 2002, the principal amount plus any accrued interest (at 14%) will become immediately due and payable.

In November 2001, the Company closed on a $2.0 million, 7% convertible Note Payable, collateralized by certain North American accounts receivable. The Note is convertible into 2,352,941 common shares, which the Company is required to register. In connection with this agreement the Company also issued options to purchase 180,000 of the Company's Common Stock at $1.284 per share to the lender.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                               Balance at   Additions    Deductions     Balance
                                               Beginning    Charged to   From           at End of
                                               of Year      Expense      Reserves       Year
                                               ----------   ----------   ----------     ---------
Year Ended September 30, 2001:
     Deducted from accounts receivable
        for doubtful accounts                   $180,630     $439,764    $239,826       $380,568
     Deducted from inventory as valuation
        allowance                               $ 10,000     $      0    $      0       $ 10,000

Year Ended September 30, 2000:
     Deducted from accounts receivable
        for doubtful accounts                   $125,166     $ 69,470    $ 14,006       $180,630
     Deducted from inventory as valuation
        allowance                               $225,290     $ 34,664    $249,954(1)    $ 10,000

Year Ended September 30, 1999:
     Deducted from accounts receivable
        for doubtful accounts                   $ 75,985     $ 94,500    $ 45,319       $125,166
     Deducted from inventory as valuation
        allowance                               $253,419     $119,406    $147,535       $225,290

(1)  Primarily related to sale of weighing product line.

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The registered trademark symbol shall be expressed as.................. 'r'
 The section symbol shall be expressed as............................... 'SS'