Form 10-Q
period 2001-12-31
VERTEX INTERACTIVE INC
filed 2002-02-20
CIK 779681

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For quarter ended December 31, 2001


                         Commission file Number 0-15066

                            Vertex Interactive, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                    New Jersey                         22-2050350
                    ----------                         ----------
            (State of Incorporation)     (I.R.S. Employer Identification No.)

              22 Audrey Place Fairfield, New Jersey              07004
              -------------------------------------              -----
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

                                          Yes      X        No
                                             --------         ---------



Common stock, par value $.005 per share: 37,525,667 shares outstanding as of February 13, 2002.
Preferred stock, Series "A", par value $.01 per share: 1,356,852 shares outstanding as of February 13, 2002.
Preferred stock, Series "B", par value $.01 per share: 1,000 shares outstanding as of February 13, 2002.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                December 31, 2001


                                    I N D E X



                                                                                                              PAGE
                                                                                                              ----


Part I.  Financial Information

               Item 1.   Consolidated Financial Statements


                         Consolidated Balance Sheets-
                         December 31, 2001 and September 30, 2001..........................................     3

                         Consolidated Statements of Operations-
                         Three months ended December 31, 2001 and 2000 ....................................     5

                         Consolidated Statements of Changes in Stockholders' Equity-
                         For the year ended September 30, 2001 and three months
                         ended December 31, 2001 ..........................................................     6

                         Consolidated Statements of Cash Flows-
                         Three months ended December 31, 2001 and 2000.....................................     7


                         Notes to Consolidated Financial Statements .......................................     8

               Item 2.   Management's Discussion and Analysis Of Consolidated
                         Financial Condition and Results of Operations.....................................    17

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................    21


Part II  Other Information


               Item 1.   Legal Proceedings.................................................................    22

               Item 2.   Changes in Securities and Use of Proceeds.........................................    22

               Item 4.   Submission of Matters to a Vote of Security Holders ..............................    23

               Item 6.   Exhibits and Reports on Form 8-K..................................................    23

                      VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                       ASSETS



                                                                                    December 31, 2001    September 30, 2001
                                                                                  --------------------  ---------------------

CURRENT ASSETS:
Cash and cash equivalents                                                              $1,534,130             $1,411,222
Accounts receivable, less allowance for doubtful accounts
  of $380,892 and $380,568 at December 31, 2001 and                                     9,467,514             11,224,533
  September 30, 2001
Inventories, net                                                                        4,892,332              5,065,214
Prepaid expenses and other current assets                                               1,302,707              1,521,730
                                                                                      -----------             ----------

  Total current assets                                                                 17,196,683             19,222,699


PROPERTY, EQUIPMENT, AND CAPITAL LEASES
Property and Equipment                                                                  6,375,705              6,283,848
Capital Leases                                                                            345,084                350,168
                                                                                      -----------             ----------
   Total property, equipment and capital leases                                         6,720,789              6,634,016

Less:     Accumulated depreciation and amortization                                    (2,518,601)            (2,270,097)
                                                                                      -----------             ----------

Net property, equipment and capital leases                                              4,202,188              4,363,919


OTHER  ASSETS:
Intangible Assets, net of amortization of $4,132,138 at
  December 31, 2001 and $3,866,959 at September 30, 2001                               29,063,183             28,349,587
Capitalized software, net of amortization of $59,507
  at December 31, 2001 and $24,426 at September 30, 2001                                  385,473                420,554
Other assets                                                                            1,741,240              1,082,524
                                                                                      -----------            -----------

  Total other assets                                                                   31,189,896             29,852,665
                                                                                      -----------           ------------

Total assets                                                                          $52,588,767            $53,439,283
                                                                                      ===========           ============











See notes to consolidated financial statements.

                      VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                        LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                    December 31, 2001    September 30, 2001
                                                                                   ------------------    ------------------

CURRENT LIABILITIES:
Current portion of obligations under capital leases                                      $ 200,098            $ 163,425
Bank credit lines                                                                        1,879,827            1,824,528
Convertible notes payable                                                                2,000,000                    -
Convertible notes payable - related parties                                                359,375              359,375
Notes payable                                                                            2,460,911            2,677,517
Mortgage notes payable current portion                                                      77,518               75,793
Accounts payable                                                                         6,663,859            8,432,386
Acquisition related accruals                                                               329,485              179,485
Litigation related accruals                                                              3,843,400            3,856,948
Other accrued expenses and liabilities                                                  10,839,735           10,438,119
Advances from customers                                                                    603,851              612,077
Deferred revenue                                                                         5,089,374            5,739,843
                                                                                       -----------          -----------
  Total current liabilities                                                             34,347,433           34,359,496

LONG-TERM LIABILITIES:
Obligations under capital leases                                                            21,670              106,201
Mortgage notes payable                                                                   1,349,637            1,392,858
Convertible notes payable - related parties                                              8,500,000            5,500,000
Other long term liabilities                                                                126,572              130,201
                                                                                       -----------          -----------

  Total long-term liabilities                                                            9,997,879            7,129,260

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A preferred stock, par value $.01 per share; 2,000,000 shares authorized,
  1,356,852 issued and outstanding
  ($10,000,000 aggregate liquidation preference)                                            13,569               13,569
Series B preferred stock, par value $0.01 per share;
  1,000 shares authorized, 1,000 issued and outstanding
  ($1,000,000 aggregate liquidation preference)                                                 10                   -
Series C preferred stock, par value $0.01 per share;
  10,000 shares authorized, none issued and outstanding                                          -                   -
Common stock, par value $.005 per share; 75,000,000 shares
  authorized; 35,663,059 and 34,909,506 shares issued at
December 31, 2001 and September 30, 2001, respectively                                     178,316              174,548
Additional paid-in capital                                                             151,841,925          149,321,766
Deferred compensation                                                                     (113,483)            (180,557)
Accumulated deficit                                                                   (141,998,533)        (135,907,323)
Accumulated other comprehensive loss                                                    (1,633,180)          (1,426,307)
                                                                                      ------------         ------------
                                                                                         8,288,624           11,995,696
Less: Treasury stock, 40,055 shares (at cost)
  at December 31, 2001 and September 30, 2001                                              (45,169)             (45,169)
                                                                                      -------------        ------------
  Total stockholders' equity                                                             8,243,455           11,950,527
                                                                                      ------------         ------------

Total liabilities and stockholders' equity                                            $ 52,588,767         $ 53,439,283
                                                                                      ============         ============




See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                       Three Months Ended December 31,
                                                  -------------------------------------------
                                                          2001                  2000
                                                  ---------------------  --------------------

OPERATING REVENUES                                         $13,036,644           $14,747,017

COST OF SALES                                                8,737,867            10,991,380
                                                         -------------          ------------

GROSS PROFIT                                                 4,298,777             3,755,637
                                                         -------------          ------------

OPERATING EXPENSES:

  Selling and administrative                                 7,027,562             7,406,917
  Research and development                                   1,465,268             1,267,583
  Depreciation and amortization
    of intangibles                                             473,639             3,027,977
                                                         -------------          ------------
  Total operating expenses                                   8,966,469            11,702,477
                                                         -------------          ------------

OPERATING INCOME (LOSS)                                     (4,667,692)           (7,946,840)

OTHER INCOME AND (EXPENSES):
  Interest income                                               35,827                42,468
  Interest expense                                          (1,501,790)             (220,963)
  Other                                                         42,445                87,275
                                                         -------------          ------------
    Net other income (expense)                              (1,423,518)              (91,220)
                                                         -------------          ------------

INCOME (LOSS) BEFORE INCOME TAXES                           (6,091,210)           (8,038,060)

Income Tax Provision                                                 -                 8,668
                                                         -------------          ------------

NET INCOME (LOSS)                                          ($6,091,210)          ($8,046,728)
                                                         =============          ============

Net Income (loss) per share of Common Stock:

                              Basic and diluted                  ($.17)                ($.30)

Weighted Average Number of
Shares Outstanding:

                              Basic and diluted             34,844,686            26,626,072





See notes to consolidated financial statements.

                    VERTEX INTERACTIVE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                            Preferred Stock              Common Stock             Additional
                                                        ------------------------------ -----------------------      Paid-in
                                                           Shares       Amount       Shares         Amount          Capital
                                                        ----------- ------------- -------------- ------------- -------------
Balance September 30, 2000                                       -      $  -       26,267,947      $131,340     $99,563,198

Exercise of stock options                                                             437,481         2,187         908,297
Issuance of stock in connection with
  new investors, net of expenses                                                    4,186,754        20,933       7,830,033
Stock options issued to non-employees                                                                             1,465,756
Issuance of stock in connection with retirement
of debt and other obligations                                                         576,501         2,883       2,496,009
Issuance of stock and stock options in connection
with acquisitions                                         1,356,852      13,569     3,440,823        17,205      37,014,273
Deferred compensation                                                                                                44,200
Amortization of deferred compensation
Other Comprehensive income (loss), net of tax:
    Net loss
    Change in unrealized foreign
      exchange translation
      gains/losses
Comprehensive income (loss)
                                                        -----------   ---------    ----------    ----------    ------------
Balance September 30, 2001                                1,356,852    $ 13,569    34,909,506      $174,548    $149,321,766
                                                        -----------   ---------    ----------    ----------    ------------

Issuance of Series B preferred stock, net of expenses         1,000          10                                     981,142
Issuance of stock in connection with acquisitions                                     684,620         3,423         622,311
Issuance of stock and stock options in connection with
retirement of debt and other obligations                                               68,933           345         247,821
Amortization of deferred compensation
Cancellation of common stock                                                         (684,620)       (3,423)       (729,120)
Exercise of stock options                                                             684,620         3,423         729,120
Settlement of acquisition related escrow                                                                           (500,000)
Non cash interest expense                                                                                         1,168,885
    Net loss
    Change in unrealized foreign
      exchange translation
      gains/losses
Comprehensive income (loss)
                                                        -----------   ---------    ----------    ----------    ------------
Balance December 31, 2001                                1,357,852     $ 13,579    35,663,059      $178,316    $151,841,925
                                                        ===========   =========    ==========    ==========    ============





                                                                                            Accumulated
                                                                                               Other
                                              Deferred     Accumulated    Comprehensive   Compensation  Treasury
                                            Compensation     Deficit           Loss       Income/(Loss)  Stock      Total
                                            -------------  -------------  ------------   ------------- ----------  --------
Balance September 30, 2000                  $(461,012)   $(12,955,221)                   $(1,825,411)  $(45,169)  $84,407,725
Exercise of stock options                                                                                             910,484
Issuance of stock in connection with
  new investors, net of expenses                                                                                    7,850,966
Stock options issued to non-employees                                                                               1,465,756
Issuance of stock in connection with
retirement of debt and other obligations                                                                            2,498,892
Issuance of stock and stock options in
connection with acquisitions                                                                                       37,045,047
Deferred compensation                         (44,200)                                                                     -
Amortization of deferred compensation         324,655                                                                 324,655
Other Comprehensive income (loss), net
of tax:
    Net loss                                             (122,952,102)   $(122,952,102)                          (122,952,102)
    Change in unrealized foreign
      exchange translation
      gains/losses                                                             399,104       399,104                  399,104
                                                                         -------------
Comprehensive income (loss)                                              $(122,552,998)
                                            ---------    -------------   =============    -----------  ---------  -----------
Balance September 30, 2001                   (180,557)   (135,907,323)                    (1,426,307)   (45,169)   11,950,527
                                            ---------    -------------                    -----------  ---------  -----------
Issuance of Series B preferred stock, net
  of expenses                                                                                                         981,152
Issuance of stock in connection with
  acquisitions                                                                                                        625,734
Issuance of stock and stock options in
  connection with
  retirement of debt and other obligations                                                                            248,166
Amortization of deferred compensation          67,074                                                                  67,074
Cancellation of common stock                                                                                         (732,543)
Exercise of stock options                                                                                             732,543
Settlement of acquisition related escrow                                                                             (500,000)
Non cash interest expense                                                                                           1,168,885
    Net loss                                               (6,091,210)     $(6,091,210)                            (6,091,210)
    Change in unrealized foreign
      exchange translation
      gains/losses                                                            (206,873)     (206,873)                (206,873)
                                                                           -----------
Comprehensive income (loss)                                                $(6,298,083)
                                            ---------   -------------      ===========   -----------   --------    ----------
Balance December 31, 2001                   $(113,483)  $(141,998,533)                   $(1,633,180)  $(45,169)   $8,243,455
                                            =========   =============                    ===========   ========     =========









 See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                            Three Months Ended December 31,
                                                                      ----------------------------------------------
                                                                              2001                   2000
                                                                      ---------------------  ---------------------

Cash Flows from Operating Activities:
  Net Loss                                                                ($6,091,210)           ($8,046,728)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
  Depreciation and amortization                                               473,639              3,027,977
  Net loss on disposal of assets                                                    -                  6,154
  Stock and stock options issued in
   consideration for services                                                       -                 49,350
  Non cash interest expense                                                1,168,885                      -
  Amortization of deferred compensation costs                                  67,074                101,519
  Changes in assets and liabilities, net of
   acquisitions:
   Accounts receivable, net                                                 1,625,604               (791,433)
   Inventories, net                                                            72,606               (309,413)
   Prepaid expenses and other current assets                                  228,829               (187,435)
   Other assets                                                              (210,073)              (328,062)
   Accounts payable                                                        (1,810,557)             1,040,290
   Accrued expenses and other liabilities                                      81,377                (19,108)
   Advances from customers                                                     (5,273)             1,082,799
   Deferred revenue                                                          (617,089)               411,720
                                                                          -----------             ----------

  Net cash used for
   operating activities                                                    (5,016,187)            (3,962,370)
                                                                          -----------             ----------

Cash Flows from Investing Activities:
  Additions to property and equipment                                        (169,944)               (99,706)
  Acquisition of businesses, net of cash acquired                                                 (3,178,975)
                                                                          -----------             ----------
  Net cash used for investing activities                                     (169,944)            (3,278,681)

Cash Flows from Financing Activities:
  Loans payable bank, net                                                     (12,903)              (460,877)
  Payment of notes payable                                                   (357,981)               (99,372)
  Payment of mortgages                                                        (18,216)                     -
  Payment of capitalized lease obligations                                    (43,939)                     -
  Proceeds from convertible notes payable                                   4,781,000                      -
  Net proceeds from issuance of stock                                         981,152              5,165,767
  Proceeds from exercise of stock options                                           -                638,500
                                                                          -----------             ----------
  Net cash provided by
   financing activities                                                     5,329,113              5,244,018
                                                                          -----------             ----------

  Effect of exchange rate changes on cash                                     (20,074)               105,654
                                                                          -----------             ----------
Net Increase (decrease) in Cash                                               122,908             (1,891,379)

Cash and Cash Equivalents at Beginning of Period                            1,411,222              7,892,774
                                                                          -----------             ----------

Cash and Cash Equivalents at End of Period                                 $1,534,130             $6,001,395
                                                                           ==========             ==========







See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                December 31, 2001

                                   (Unaudited)





1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

Background

Vertex Interactive, Inc. ("Vertex" or "we" or the"Company") is a global provider of supply chain management ("SCM") technologies, including enterprise software systems and applications, advance planning and scheduling capabilities, software integration, solutions that enable our customers to manage their order, inventory, warehouse and transportation needs, consultative services, and software and hardware service and maintenance. We serve our clients through three general product and service lines: (1) enterprise solutions; (2) point solutions; and, (3) service and maintenance for our products and services, including service and maintenance of software and hardware we resell for third parties. Our enterprise solutions include a suite of Java`TM'-architected software applications, applications devoted to the AS/400 customer base, advance planning and scheduling modules, as well as a portfolio of "light-directed" systems for inventory, warehouse and distribution center management. Our point solutions provide an array of products and services designed to solve more specific customer needs from managing a mobile field workforce, mobile data collection, distributed bar code printing capabilities, compliance labeling applications, automated card devices, software development tools and proprietary software serving SAP R/3 users. We provide a full range of software and hardware services and maintenance on a 24-hour, 7-days a week, 365-days a year basis, including the provision of wireless and wired planning and implementation services for our customers' facilities. As a result of various acquisitions beginning in September 1999, as described in detail in the Company's Annual Report on Form 10-K, Vertex has substantially increased its portfolio of products and services that it can provide to customers through its operations in North America and Europe.

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

Background

In fiscal 2001, the overall decline in the enterprise applications software and telecommunications industries had a substantial negative impact on our results of operations. These factors, in combination with our continuing negative operating cash flows, placed significant pressures on our financial condition and liquidity position. Operating and investing activities resulted in cash consumption of $21.5 million in 2001. During fiscal 2001, the Company completed a series of transactions to fund its cash needs arising from the foregoing, including private placement sales of common shares resulting in approximately $8.8 million of proceeds (net of cash transaction costs totaling $0.8 million) and the issuance of convertible notes in an aggregate principal amount of $5.9 million. In addition, the exercise of stock options during the period totaled $0.9 million. At September 30, 2001, the above activities resulted in a net cash balance of $1.4 million (a decrease of $6.5 million) and a negative working capital balance of $15.1 million.

From October 1, 2001 through December 31, 2001 we have raised approximately $6 million through the issuance of: (1) Series "B" Convertible Preferred Stock to Pitney Bowes valued at $1 million; (2) $3 million in notes payable convertible into Series "C" Convertible Preferred Stock to Midmark Capital II, LP; and (3) $2 million in a convertible note payable collateralized by certain North American accounts receivable. It is our understanding that Midmark Capital II, LP will convert its note payable to equity upon receipt of shareholder approval and that the $2 million convertible note payable may also convert upon registration of the underlying common shares. During the same period, we paid various debt obligations ($0.4 million) and approximately $5.0 million was used for operating activities, including the reduction of accounts payable by $1.8 million. At December 31, 2001, the above activities resulted in a net cash balance of $1.5 million (an increase of $0.1 million) and a negative working capital balance of $16.8 million.

Outlook

We do not anticipate reaching the point at which we generate cash in excess of our operating expenses until June 2002 at the earliest, about which there can be no assurance. We currently expect to require significant additional funds aggregating approximately $10 million for the period from January 1, 2002 through June 30, 2002 to meet accrued non-operating obligations, working capital to fund operating losses, interest, capital expenditures, expenses related to cost-reduction initiatives, and potential liabilities related to pending litigation (see Note 10 to Consolidated Financial Statements).

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

In particular:

        (i) We intend to settle certain of our current liabilities through non-cash transactions, including approximately $1.5 million of litigation-related accruals that we settled in January, 2002 by the issuance of stock options. Management also anticipates that currently ongoing negotiations will lead to an aggregate of approximately $2.3 million of past due notes payable being exchanged for convertible preferred stock;

       (ii) During 2001 we initiated cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses. We have reduced our run rate for quarterly operating expenses by approximately $1.5 million ($6 million annualized) compared with our fiscal third quarter ended June 30, 2001, as a result of these actions.

       (iii) We have retained a financial advisor to assist us in assessing strategic alternatives regarding the possible disposition of any products and services which management has determined are no longer core to the achievement of our strategy of focusing on the development and delivery of enterprise level supply chain management software applications and services;

       (iv) As a result of their efforts, we have already identified interested buyers for our wireless and cabling installation division. A letter of intent was signed with an offer for $2 million, of which $1.2 million was expected to be in cash. This transaction is currently on hold pending the impact of the turmoil in the broadband market resulting from the recent Global Crossing bankruptcy filing.

       (v) Pending the purchase of certain assets, Pitney Bowes has advanced the Company $1.0 million in the form of a demand note in February 2002;

      (vi) We have agreed in principle to sell our hardware maintenance divisions in Italy and France for an aggregate consideration of approximately $2.75 million. This transaction is expected to close in March 2002;

     (vii) We are also actively considering offers to purchase our hardware maintenance division in the United Kingdom, as well as the bar code reseller portion of our businesses in Europe; and

    (viii) We are currently finalizing the paper work on the expansion of our North American senior credit facility to enable us to borrow up to an additional $0.4 million depending on the level of our accounts receivable.

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



Basis of Presentation


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. Under the provisions of SFAS 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss recognized subsequent to initial adoption of SFAS 142 will be recorded as a charge to current period earnings. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and must be applied as of the beginning of a fiscal year. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. We have elected to adopt the provisions of SFAS 142, including the provisions for nonamortization of intangible assets, as of October 1, 2001. Pre-tax amortization was approximately $214,000 and $2.8 million during the three months ended December 31, 2001 and 2000, respectively. Application of the nonamortization provisions of SFAS 142 resulted in a decrease in amortization expense of approximately $450,000 in the three months ended December 31, 2001. As a result of our analysis of the fair market value of intangible assets at September 30, 2001 and the resulting charge for impairment recorded at that time, the transitional goodwill impairment provisions of SFAS 142, is not expected to have a significant impact on our consolidated financial statements although we have not yet completed the required analysis. This analysis will be completed in the quarter ending March 31, 2002.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early adoption permitted. These new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We are currently evaluating the potential impact, if any, that the adoption of SFAS 144 will have on our financial position and results of operations upon adoption effective October 1, 2002.

2.       ACQUISITIONS

In October 2001, the Company acquired Euronet Consulting S.r.l. ("Euronet"), an Italian software applications consulting firm. The value of the transaction was approximately $1.1 million. The Company acquired all of the outstanding shares of Euronet for 684,620 shares of Vertex common stock, which at the date of acquisition had a fair market value of approximately $625,000, and obligations of approximately $450,000 to issue additional shares of common stock. To satisfy $240,000 of the obligation, the Company will issue approximately 232,000 shares and the remainder of the obligation will be satisfied by the issuance of additional shares, the amount of which will be based on the fair market value of the shares on or about April 30, 2002, subject to claims, if any, against the sellers. The accompanying consolidated financial statements assume the Euronet acquisition closed effective October 1, 2001 and accordingly include the results of operations of Euronet from October 1, 2001.



The following table presents unaudited pro forma results of operations of the Company as if the above described acquisition together with the purchase method acquisitions completed in fiscal 2001 (including Applied Tactical Systems, Transcape, and DynaSys, as described in the Company's Annual Report on Form 10-K), had occurred at October 1, 2000:


                                                Three months ended December 30,
                                                 2001                    2000
                                                 ----                    ----

         Revenues                              $13,037,000           $18,752,000
         Net loss                               (6,091,000)           (9,120,000)
         Net loss per share                    ($ 0.17)                ($ 0.30)





The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 2001, nor do they purport to be indicative of the future results of operations of the Company.


The pro forma amounts reflect the following:

o The estimated amortization of the excess of the purchase price over the fair value of net assets acquired for the three months ended December 31, 2000 for acquisitions closed prior to June 30, 2001 and accounted for in accordance with APB 16, which amounted to approximately
         $3.7 million.

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

3.       INVENTORIES


Inventories consist of the following:



                                               December 31,          September 30,
                                                   2001                  2001
                                                   ----                  ----

         Raw materials                          $1,192,110            $1,032,603
         Work in process                           435,383               754,146
         Finished goods and parts                3,264,839             3,278,465
                                                 ---------             ---------
                                                $4,892,332            $5,065,214
                                                ==========            ==========



4.       INTANGIBLE ASSETS

Intangible assets consist of the following:

     Subject to Amortization

                                                                        Additions/
                                        Estimated     September 30,    Amortization      December 31,
                                          Life            2001            Expense            2001
                                          ----            ----            -------            ----

           Gross Cost
              Covenant Not To Compete     2 yrs      $   300,000                 -      $   300,000
              Technology                  5 yrs        2,800,000                 -        2,800,000
              Capitalized Software        3 yrs          444,980                 -          444,980
              Purchased Software          5 yrs        1,028,890                 -        1,028,890
                                                       ---------    --------------        ---------
                                                       4,573,870                 -        4,573,870

           Accumulated Amortization
              Covenant Not To Compete                    237,500            37,500          275,000
              Technology                                 466,664           176,235          642,899
              Capitalized Software                        24,426            35,081           59,507
              Purchased Software                         222,924            51,444          274,368
                                                     -----------        ----------      -----------
                                                         951,514           300,260        1,251,774

           Net Book Value
              Covenant Not To Compete                     62,500           (37,500)          25,000
              Technology                               2,333,336          (176,235)       2,157,101
              Capitalized Software                       420,554           (35,081)         385,473
              Purchased Software                         805,966           (51,444)         754,522
                                                   -------------      -------------   -------------
                                                      $3,622,356        ($ 300,260)     $ 3,322,096
                                                      ==========        ===========     ===========


Total aggregate amortization expense for each of the fiscal years ending 2002, 2003, 2004 and 2005 are estimated to be $1,117,000, $1,054,000, $1,029,000 and
$495,000, respectively. No amortization is currently anticipated beyond 2005.

     Not Subject to Amortization

                                      September 30,    Additions/        December 31,
                                          2001       foreign exchange       2001
                                          ----       ----------------       ----
           Carrying Value
              Goodwill               $ 24,632,970      $   973,590     $  25,606,560
              Acquired Workforce          520,000                -           520,000
                                     ------------      -----------      ------------
                                     $ 25,152,970      $   973,590      $ 26,126,560
                                     ============      ===========      ============


The net addition of goodwill during the quarter ended December 31, 2001 relates to the acquisition of Euronet (see Note 1) and the impact of foreign exchange rate changes.

5.       BANK LINES OF CREDIT

The Company maintains lines of credit with several banks in Europe, which allow it to borrow in the applicable local currency. These lines of credit total approximately $2.0 million and are concentrated in Germany, Italy and the United Kingdom. The Company's lines of credit generally are collateralized by the accounts receivable of the respective subsidiary. As of December 31, 2001 the Company had outstanding balances of approximately $1.9 million on these foreign lines of credit. These loans bear interest at rates ranging from 5.5% to 11.9%.

At December 31, 2001 the Company had a total of approximately $100,000 available under all of its lines of credit.

6.       CONVERTIBLE NOTES PAYABLE


In November 2001, the Company closed on a $2.0 million, 7% convertible note payable with Laurus Master Fund, Ltd (Laurus), collateralized by certain North American accounts receivable, with a maturity date of November 30, 2003. The
Note is convertible into Vertex common shares, which the Company is required to register, at the lower of (i) $0.85 per share (2,352,941 shares) or (ii) 88% of the eight lowest closing prices during the thirty days prior to the conversion date. These conversion rates are subject to certain antidilution provisions.
In addition, the Company has not filed a registration statement that was required to be filed by January 31, 2002 and as a result may be subject to a one percent per month penalty.

In connection with this agreement, the Company also issued options to purchase 180,000 of the Company's Common Stock at $1.284 per share to the lender valued at $162,000 (See Note 9). The fair market values of the options, together with the cash costs ($219,000) associated with the closing of this transaction, are included in Other Assets as deferred financing costs, and will be amortized to interest expense over the life of the note. As a result of an imbedded beneficial conversion feature, the Company incurred a non-cash interest charge of approximately $1.2 million.

7.       CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Long-Term:

On June 19, 2001 and subsequently amended in November 2001 and again in January 2002, the Company issued in the aggregate $5,500,000 of convertible notes payable to Midmark Capital L.P., Midmark Capital II L.P., and certain individuals related to these two entities (collectively "Midmark Capital"). These notes automatically convert into shares of Vertex common stock on the day that the Company obtains the requisite shareholder approval for the issuance of shares to Midmark Capital, since Midmark Capital L.P. is an existing significant shareholder of Vertex. In the event that shareholder approval is not obtained by September 30, 2003, the principal amount plus any accrued interest (at prime rate, which was 4.75% at December 31, 2001) will become immediately due and payable. The notes convert, subject to future events, into (i) Vertex common stock at a future market price no higher than $1.31 per share or (ii) 5,500 shares of Series "C" Preferred Stock, which are convertible into 6,545,000 common shares at $0.84 per share. The Company is required to register the underlying common shares. In the event of a shareholder rejection, or prepayment prior to shareholder approval, the interest rate on the notes would increase retroactively to 14%.

In November 2001, the Company issued $3,000,000 of 10% convertible notes payable, with a maturity date of September 30, 2003, to Midmark Capital II, LP ("Midmark II") that can convert into 3,000 shares of Vertex Series "C" Preferred Stock at the option of Midmark II on the day that the Company obtains the requisite shareholder approval for the issuance of Series "C" Preferred Stock to Midmark II. Midmark II can convert the Series "C" Preferred Shares into 3,570,026 shares of Vertex common stock at $0.84 per share. The Company is required to register the underlying common shares. In the event of a shareholder rejection, or prepayment prior to shareholder approval, the interest rate on the notes would increase retroactively to 14%.

Collectively, the $8.5 million of convertible notes described above are collateralized by all tangible and intangible property of the Company, except that the holders have executed in favor of certain senior lenders a subordination of their right of payment under the Notes and the priority of any liens on certain assets, primarily accounts receivable. In addition, when and if the shareholder approval of issuance of shares to Midmark is obtained, the Company will incur a non-cash charge to interest in an amount of approximately $6 million.

Current:

In August 2001, the Company issued a $359,375 convertible note payable to PARTAS AG, which is owned by one of its Directors. This note will automatically convert into 250,000 shares of Vertex common stock on the day that the Company obtains the requisite shareholder approval for the issuance of shares to PARTAS AG. In the event that shareholder approval is not obtained by February 22, 2002, the principal amount plus any accrued interest (at prime rate which was 4.75% at December 31, 2001) will become immediately due and payable.

The conversion rates of the above Midmark and Partas notes are subject to certain antidilution provisions.

8.       NOTES PAYABLE

The Company has a note payable with a remaining balance of approximately $500,000 bearing interest at 8% for the September 1999 acquisition of ICS International AG (ICS) in Germany. This note and a non-interest bearing loan of approximately $350,000 are currently past due, and the Company has been negotiating to settle these obligations through the issuance of Vertex stock.

The Company had approximately $1.5 million in promissory notes payable, bearing interest at 8%, related to the September 2000 acquisition of Renaissance Software, Inc., which were originally due on June 30, 2001. On August 9, 2001, the Company renegotiated the terms of these notes and in return for 147,000 shares of stock (valued at approximately $162,000), the notes were payable in two installments: $250,000 due on August 15, 2001, and the remaining balance, plus accrued interest from June 30, 2001, due on September 30, 2001. The Company paid the August 15, 2001 installment and has been renegotiating to settle the remaining past due $1.25 million obligation through the issuance of Vertex stock.

In September 2001, in connection with its acquisition of DynaSys, the Company assumed certain notes payable to banks and their entities. These notes payable had an aggregate balance of $150,000 at December 31, 2001 and $435,000 at September 30, 2001 and were principally due by December 31, 2001 with no interest. Approximately $90,000 of these notes were settled through the issuance of 68,933 shares of Vertex common stock in December 2001.


9.       STOCKHOLDERS' EQUITY

In November 2001, the Company granted options to Laurus, the convertible note payable lender, to purchase an aggregate of 180,000 common shares at $1.284 per share. The fair market value of these options was approximately $162,000, and was determined in accordance with the Black-Scholes formula. This amount was recorded as additional paid in capital, as well as a deferred financing cost, which will be amortized to interest expense over the life of the note.

During the three months ended December 31, 2001, the Company granted 849,620 stock options to employees and directors, at prices ranging from $1.00 to $1.07 per share. Also during the period, 103,750 stock options were cancelled.

During the three months ended December 31, 2001, options for 684,620 shares of common stock were exercised in return for an equivalent number of previously issued shares, which were then cancelled.

Preferred Stock

In connection with the Transcape acquisition in February 2001 (See Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K), the Company issued 1,356,852 shares of Series "A" Preferred Stock. The Series "A" Preferred Stock is convertible, at the option of the holder, into common stock on a one for one basis and the preferred stockholders are entitled to vote their shares as though such conversion had taken place. In addition, preferred stockholders are not entitled to preferred dividends, but are entitled to their pro rata share of dividends, if any, declared on common stock under the assumption that a conversion to common stock had occurred. All of the common shares issuable on conversion of the Series "A" Preferred Stock must be registered by the Company.


In October 2001, the Company raised $1,000,000 in cash through the issuance and sale of 1,000 shares of Series "B" Convertible Preferred Stock to Pitney Bowes, with each share of Series "B" Preferred being convertible into 1,190 shares of common stock at a price of $0.84 per share. The preferred stockholders are entitled to vote their shares as though such conversion had taken place. In addition, preferred stockholders are not entitled to preferred dividends, but are entitled to their pro rata share of dividends, if any, declared on common stock under the assumption that a conversion to common stock had occurred. The Company must register all of the common shares issuable on conversion of the Series "B" Preferred Stock. In connection with this transaction Pitney Bowes has nominated Michael Monahan to Vertex's Board of Directors.

Pursuant to certain acquisition agreements and private placement offerings, the Company committed to register the common shares issued or issuable pursuant to options issued within specified periods of time. The Company has been unable to register the shares on a timely basis for certain of the transactions. The Company's present intent is to file a registration statement on Form S-1 as soon as possible. At December 31, 2001, the Company's obligation was to register approximately 8 million shares and 1.2 million shares underlying options. (See
Note 10 - Contingent Liabilities - Litigation).


10.    CONTINGENT LIABILITIES

Litigation

We are party to certain judicial actions and an arbitration proceeding, the outcomes of which may, together, or individually, have a material negative impact on our financial condition if we do not prevail. The items of litigation are summarized as follows:

a) On October 31, 2001, an action was commenced against Vertex alleging the default in payment of certain promissory notes in the principal aggregate sum of $1,225,000. The noteholders demand $1,225,000, together with interest accruing at the rate of 8% per annum from June 30, 2001. As indicated in Note 7, the principal balance of the Notes is included in Notes Payable and we are currently negotiating with the noteholders to accept preferred stock in payment of the balance of the notes payable and interest thereon and there can be no assurance that this matter will be settled at this time.

b) On September 28, 2001 Vertex filed a Demand for Arbitration with the American Arbitration Association ("AAA") against Russell McCabe, Daniel McCabe and David Motovidlak (the "ATS Shareholders"), the former shareholders of Applied Tactical Systems, Inc., an entity which merged with Vertex pursuant to a Merger Agreement dated December 29, 2000, seeking damages resulting from the McCabe's interference with Vertex's employees and customers. The ATS Shareholders also filed a Demand for Arbitration seeking $25,000,000 in damages based on, among other things, Vertex's alleged failure to register the ATS Shareholders' stock in Vertex by a certain date. At present, the arbitration proceedings are in a very early stage, but we plan to contest the ATS Shareholders' claims and pursue our own claims vigorously.

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

c) On November 20, 2001, an action was commenced in the Superior Court of California, County of Los Angeles, SouthWest District entitled Reichman et al.
v. Vertex Interactive, Inc. et al. The action is brought against Vertex, Nicholas R.H. Toms, our Chief Executive Officer, Douglas Davis, our former Vice President of North America, Marketing and Business Development, Wayne Clevenger, a director, Joseph R. Robinson, a director, Stephen M. Duff, a former director, George Powch, a former director, Gregory N. Thomas, a former director and Otto Leistner, a director. Plaintiffs are former shareholders of Positive Developments, Incorporated, a company we acquired on June 30, 2000. The suit alleges that the common shares of Vertex issued to the Positive shareholders in exchange for their respective interests in Positive Developments, Incorporated, were not registered with the Securities and Exchange Commission on a timely basis. The Positive shareholders allege that as a result they were not able to sell their shares of Vertex during specific time periods and were damaged thereby. The relief requested includes $4,000,000 in damages and a rescission of the Stock Purchase Agreement between the parties. We have denied the allegations and are vigorously defending the matter. In February 2002, the action against the named individuals, other than Nicholas Toms and Douglas Davis, was dismissed with prejudice.

d) We also continue to defend two subsidiary customer claims resulting from projects that were in process at the time of our acquisition of the respective subsidiary. Management believes that any potential exposure with respect to these two matters would be covered by accruals established at the time of the respective acquisition.

In addition to the pending litigation discussed above, on January 25, 2002 we reached an agreement to settle a claim for alleged failure to timely register shares of the Company's stock filed by the former principals of a company purchased by us in 2000. The settlement was accrued at September 30, 2001 and reflected in other expense in the Statement of Operations for the fourth quarter of fiscal 2001.


11.      SUBSEQUENT EVENTS

On February 1, 2002, the Company closed on a $1.0 million promissory note with Pitney Bowes Inc., payable on demand after February 15, 2002, with interest at 12%. This note is collateralized by all tangible and intangible property of the Company, except that the holders have executed (i) in favor of certain senior lenders a subordination of their right of payment under the note and the priority of any liens on certain assets, primarily accounts receivable and
(ii) an Intercreditor Agreement with Midmark Capital, which was entered into in connection with this promissory note.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations


This Quarterly Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief, as well as assumptions made by and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in Item 1: "Business", included in our Annual Report on Form 10-K for the year ended September 30, 2001. Vertex undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of other unanticipated events.

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2002" and "2001" refer to the three months ended December 31, 2001 and 2000, respectively.


Overview

Purchase Acquisitions:

As discussed in Note 1 to the Consolidated Financial Statements, included in the Annual Report on Form 10-K and Note 2 to the Consolidated Financial Statements included herein, we have completed a number of acquisitions from October 2000 through December 31, 2001 which have substantially expanded our portfolio of products and services, as well as our geographic reach throughout North America and into Europe. The magnitude of these acquisitions had a significant impact on the comparability of our results of operations between 2001 and 2002. The following summary of the more significant purchase acquisitions closed during the last year is segregated by those first impacting operations in fiscal 2001 ("Fiscal 2001 Acquisitions") and those first impacting operations in fiscal 2002 ("Fiscal 2002 Acquisitions").

Fiscal 2001 Acquisitions:

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

On February 13, 2001, we acquired all of the capital stock of Binas Beheer B.V. ("Binas") a European IT consulting practice.

Fiscal 2002 Acquisitions:

Effective September 30 2001, we acquired all of the outstanding stock of DynaSys, a software developer of enterprise level advance planning and scheduling applications.

In October 2001, Vertex acquired Euronet Consulting S.r.l ("Euronet"), an Italian software applications consulting firm that expanded our professional services capabilities in Europe.

Vertex has accounted for each of these acquisitions using the purchase method of accounting. Accordingly, the financial statements include the results of operations from November 1, 2000 for ESSC, from January 1, 2001 for ATS, from February 1, 2001 for Binas, from February 7, 2001 for Transcape, from October 1, 2001 for DynaSys and from October 1, 2001 for Euronet (collectively, the "Purchase Acquisitions").

Results of Operations

Three months ended December 31, 2001 ("2002") compared to three months ended December 31, 2000 ("2001").

Operating Revenues:

Operating revenues decreased by approximately $1.7 million (or 11.4%) to $13.1 million in 2002.

     Products and Services

     Sales to external customers by the three significant product and service line groupings for the three months ended December 31, 2001 and 2000 (in thousands) are as follows:




                                                                           December 31
                                                                     -------------------------
                                                                        2001          2000
                                                                     ------------  -----------

      Point Solutions......................................               $6,799       $6,249
      Enterprise Solutions.................................                1,848        1,634
      Service and Maintenance..............................                4,390        6,864
                                                                     ------------  -----------
                                                                         $13,037      $14,747
                                                                     ============  ===========



Point solutions products and services revenues increased approximately $0.6 million, to $6.8 in 2002 from $6.2 million in 2001. Point solutions revenues increased by approximately $2.1 million as a result of additional point solution products and services acquired during 2001 aimed at inventory, warehouse management, and the SAP market. Sales of our mobile computing products, principally in the U.K., decreased approximately $0.9 million, as revenues in 2001 included a large contract with one customer. The remainder of the decrease was a result of our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Enterprise solutions revenues increased to $1.8 million in 2002 from $1.6 million in 2001. Enterprise solutions revenues increased by approximately $0.9 million as a result of the acquisition of advanced planning and scheduling software in September 2001. Our light directed order fulfillment systems revenues decreased to $0.7 million in 2002 from $1.3 million in 2001. Sales of these products have been severely impacted by the general economic slowdown and the hesitancy of customers to commit to large systems purchases. We expect this slowdown to have a negative impact on the fiscal 2002 light directed revenues, at least into the second half of fiscal 2002. The revenues generated by our eSuite of Java`TM' architected products and services and transportation management systems acquired in 2001 were consistent with the revenues generated last year. These revenues have been well below expectations, both as a result of delays in the development (now substantially complete) and roll out of the eSuite of products and the downturn in the economy.

Service and maintenance revenues have decreased approximately $2.5 million from 2001. The acquisitions of ESSC in October 2000 and SIS in June 2000 expanded our capability to provide hardware and software maintenance services in Europe. European service and maintenance has resulted in an additional $0.2 million of revenue in 2002. Our North American service and maintenance revenues decreased approximately $2.7 million in 2002 resulting primarily from a large $2.2 million cable installation project in 2001 and the reduction in the broadband cabling market, as a result of the downturn in the general economy last year.

Gross Profit:

Gross profit increased by approximately $0.5 million (or 14.5%) to $4.3 million in 2002. As a percent of operating revenues, gross profit was 33.0% in 2002 as compared to 25.5% in 2001. The increase in the gross profit percentage is due, in part (approximately 4 percentage points), to the higher margin software and system sales, principally from the enterprise solutions products and services, which represented 14% of total revenues in 2002 and 11% in 2001. The gross profit percentage was also favorably impacted by a higher percentage of professional services revenues and higher product margins generated by the entities acquired during fiscal 2001.

Operating Expenses:

Selling and administrative expenses decreased $0.4 million (or 5.1%) to $7.0 million in 2002. During 2001 we initiated various cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses. As a result, we reduced our selling and administrative expenses by approximately $1.5 million. Offsetting this decrease, the Fiscal 2001 and 2002 acquisitions accounted for approximately $1.0 million of additional selling and administrative expenses.

Research and development expenses have increased approximately $0.2 million (or 15.6%) to $1.5 million in 2002 from $1.3 million in 2001. The acquisition of the transportation management system assets, which have required continuing product development since the acquisition in February 2001 added approximately $0.4 million of R&D expenses. The R&D expenditures on projects associated with the products of two other acquisitions (ATS in 2001 and DynaSys in 2002) increased R&D by approximately $0.4 million as well. In addition, following our acquisition of the core eSuite functionality in September 2000, we invested substantially in the completion of the eSuite of Java`TM' architected products in order to achieve commercial stability. While on going research and development continued in the first quarter of fiscal 2002, the R&D expenditures related to these products have decreased approximately $0.4 million from the prior year.

The decrease in the amortization of intangibles to $0.2 in 2002, as compared to $2.8 million in 2001 is the direct result of two factors: (i) the write-off of intangible assets in the fourth quarter of fiscal 2001, based on an assessment of the fair market value of these assets as of September 30, 2001; and (ii) the adoption of SFAS 142 as of October 1, 2001, which substantially reduced the intangibles that are to be amortized in the future (See Note 4). Last year these intangibles were being amortized over their estimated lives ranging from 2 to 25 years. At September 30, 2001 we wrote off approximately $78.4 million, as the result of an assessment of the carrying values of our intangible assets recorded in connection with all of our acquisitions. Management undertook this assessment because of the significant negative economic trends impacting our current operations, lower expected future growth rates, a decline in our stock price, and significantly lower valuations for companies within our industry. At the time of our analysis, the net book value of our assets exceeded our market capitalization. Based on our evaluation of these factors, our belief that the decline in market conditions within our industry was significant and permanent, the consideration of all other available evidence, we determined that the Fair Market Value of our long-lived assets was less than their carrying value.

Interest expense increased by approximately $1.3 to $1.5 million in 2002. This increase is due to increased working capital borrowings at the end of fiscal 2001 and early in fiscal 2002, including $10.8 million of convertible notes payable. As a result of an imbedded beneficial conversion feature in the $2.0 million convertible notes payable, the Company incurred a non-cash interest charge of approximately $1.2 million. Offsetting this increase was the payment or settlement during 2001 of certain acquisition related debt.

The income tax provision is negligible in both years due primarily to operating losses. The income tax provision in 2001 is comprised primarily of foreign taxes provided on the profit of certain subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses are an adjustment of goodwill.


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

Background

In fiscal 2001, the overall decline in the enterprise applications software and telecommunications industries had a substantial negative impact on our results of operations. These factors, in combination with our continuing negative operating cash flows, placed significant pressures on our financial condition and liquidity position. Operating and investing activities resulted in cash consumption of $21.5 million in 2001. During fiscal 2001, the Company completed a series of transactions to fund its cash needs arising from the foregoing, including private placement sales of common shares resulting in approximately $8.8 million of proceeds (net of cash transaction costs totaling $0.8 million) and the issuance of convertible notes in an aggregate principal amount of $5.9 million. In addition, the exercise of stock options during the period totaled $0.9 million. At September 30, 2001, the above activities resulted in a net cash balance of $1.4 million (a decrease of $6.5 million) and a negative working capital balance of $15.1 million.

From October 1, 2001 through December 31, 2001 we successfully raised approximately $6 million through the issuance of: (1) Series "B" Convertible Preferred Stock to Pitney Bowes valued at $1 million; (2) $3 million in notes payable convertible into Series "C" Convertible Preferred Stock to Midmark Capital II, LP; and (3) $2 million in a convertible note payable collateralized by certain North American accounts receivable. It is our understanding that Midmark Capital II, LP will convert its note payable to equity upon receipt of shareholder approval and that the $2 million convertible note payable may also convert upon registration of the underlying common shares. During the same period, we paid various debt obligations ($0.4 million) and approximately $5.0 million was used for operating activities, including the reduction of accounts payable by $1.8 million. At December 31, 2001, the above activities resulted in a net cash balance of $1.5 million (an increase of $0.1 million) and a negative working capital balance of $16.8 million.

Outlook

We do not anticipate reaching the point at which we generate cash in excess of our operating expenses until June 2002 at the earliest, about which there can be no assurance. We currently expect to require significant additional funds aggregating approximately $10 million for the period from January 1, 2002 through June 30, 2002 to meet accrued non-operating obligations, working capital to fund operating losses, interest, capital expenditures, expenses related to cost-reduction initiatives, and potential liabilities related to pending litigation (see Note 10 to Consolidated Financial Statements).

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

In particular:

       (i) We intend to settle certain of our current liabilities through non-cash transactions, including approximately $1.5 million of litigation-related accruals that we settled in January, 2002 by the issuance of stock options. Management also anticipates that currently ongoing negotiations will lead to an aggregate of approximately $2.3 million of past due notes payable being exchanged for convertible preferred stock;

      (ii) During 2001 we initiated cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses. We have reduced our run rate for quarterly operating expenses by approximately $1.5 million ($6 million annualized) compared with our fiscal third quarter ended June 30, 2001, as a result of these actions.

     (iii) We have retained a financial advisor to assist us in assessing strategic alternatives regarding the possible disposition of any products and services which management has determined are no longer core to the achievement of our strategy of focusing on the development and delivery of enterprise level supply chain management software applications and services;

      (iv) As a result of their efforts, we have already identified interested buyers for our wireless and cabling installation division. A letter of intent was signed with an offer for $2 million, of which $1.2 million was expected to be in cash. This transaction is currently on hold pending the impact of the turmoil in the broadband market resulting from the recent Global Crossing bankruptcy filing.

       (v) Pending the purchase of certain assets, Pitney Bowes has advanced the Company $1.0 million in the form of a demand note in February 2002;

      (vi) We have agreed in principle to sell our hardware maintenance division in Italy and France for an aggregate consideration of approximately $2.75 million. This transaction is expected to close in March 2002;

     (vii) We are also actively considering offers to purchase our hardware maintenance division in the United Kingdom, as well as the bar code reseller portion of our businesses in Europe; and

    (viii) We are currently finalizing the paper work on the expansion of our North American senior credit facility to enable us to borrow up to an additional $0.4 million depending on the level of our accounts receivable.

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


The Company's short-term bank debt bears interest at variable rates, as do certain of the convertible notes payable, which are at prime; therefore, the Company's results of operations would only be affected by interest rate changes to this debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

Part II - Other Information

Item 1.  Legal Proceedings


On October 31, 2001, an action was commenced in the United States District Court, Southern District of New York entitled Edgewater Private Equity Fund II, L.P. et al. v. Renaissance Software, Inc. et al. The action, brought against Renaissance Software, Inc., a subsidiary of Vertex, and Vertex, alleges the default by Renaissance Software, Inc. in payment of certain promissory notes in the principal aggregate sum of $1,225,000. Vertex guaranteed the notes. The noteholders demand $1,225,000, together with interest accruing at the rate of 8% per annum from June 30, 2001. We are currently negotiating with the noteholders to accept preferred stock in payment of the balance of the notes payable and interest thereon and there can be no assurance that the matter will be settled at this time.

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

On November 20, 2001, an action was commenced in the Superior Court of California, County of Los Angeles, SouthWest District entitled Reichman et al.
v. Vertex Interactive, Inc. et al. The action is brought against Vertex, Nicholas R.H. Toms, our Chief Executive Officer, Douglas Davis, our former Vice President of North America, Marketing and Business Development, Wayne Clevenger, a director, Joseph R. Robinson, a director, Stephen M. Duff, a former director, George Powch, a former director, Gregory N. Thomas, a former director and Otto Leister, a director. Plaintiffs are former shareholders of Positive Developments, Incorporated, a company we acquired on June 30, 2000. The suit alleges that the common shares of Vertex issued to the Positive shareholders in exchange for their respective interests in Positive Developments, Incorporated, were not registered with the Securities and Exchange Commission on a timely basis. The Positive shareholders allege that as a result they were not able to sell their shares of Vertex during specific time periods and were damaged thereby. The relief requested includes $4,000,000 in damages and a rescission of the Stock Purchase Agreement between the parties. We have denied the allegations and are vigorously defending the matter. In February 2002, the action against the named individuals, other than Nicholas R.H. Toms and Douglas Davis, was dismissed with prejudice.

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales Of Unregistered Securities

We have issued unregistered securities to (a) employees and (b) other individuals and institutional investors. Each such issuance was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, contained in Section 4(2) and/or Regulation D promulgated thereunder, or Rule 701 promulgated thereunder on the basis that such transactions did not involve a public offering. When appropriate, we determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. At the time of issuance, the certificates evidencing the securities contained legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the

Securities Act of 1933 or an exemption from such registration requirements. The following is a summary of transactions we made during the past fiscal quarter involving sales and issuances of securities that were not registered under the Securities Act of 1933 at the time of such issuance or transfer.

Acquisitions

Euronet S. A. On October 5, 2001, we acquired all the capital stock of Euronet Consulting S. r. l. ("Euronet"). The total purchase price was approximately $1.1 million. In partial payment of the purchase price, we issued 684,620 unregistered shares of our common stock, which at the date of the transaction had a fair value of $625,000. The shares were issued pursuant to Rule 903 of Regulation S under the Securities Act of 1933.

Private Placements

On October 18, 2001, we completed a $1,000,000 private placement with Pitney Bowes Inc. by issuing 1,000 shares of Series "B" Convertible Preferred Stock. These shares are convertible into 1,190,000 shares of unregistered common stock at $0.84 per share. The unregistered shares were issued to an "accredited investor" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The Company used the proceeds for working capital purposes.

On November 1, 2001, we completed a private placement with MidMark Capital II,
L. P. by issuing a $3.0 million, 10% Convertible Note. Upon shareholder consent and at the option of MidMark II, this Note can convert into 3,000 Series "C" Preferred shares, which can then convert into 3,570,026 shares of Common Stock at $0.84. The unregistered shares were issued to "accredited investors" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The Company used the proceeds for general corporate purposes.


On November 20, 2001, we completed a private placement with Laurus Master Fund Ltd. (Laurus) by issuing a $2,000,000 convertible 7% note. The Note is convertible into Vertex common shares at the lower of (i) $.85 per share (2,352,941 shares) or (ii) 88% of the eight lowest closing prices during the thirty days prior to the conversion date. In connection with this agreement the Company also issued options to purchase 180,000 of the Company's Common Stock at $1.284 per share to the lender. The unregistered shares were issued to an "accredited investor" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The Company used the proceeds for general corporate purposes.

Settlement Agreements

In connection with its September 10, 2001 acquisition of DynaSys S. A., the Company converted outstanding debt into equity by issuing unregistered shares
(i) in the amount of 56,069 to Societe alsacienne de developpement et d'expansion (SADE) in settlement of $70,086 notes payable, and (ii) in the amount of 12,864 to Finance & Strategies in settlement of $16,080 notes payable. The shares were issued pursuant to Rule 903 of Regulation S under the Securities Act of 1933.


Item 4.  Submission of Matters to a Vote of Security Holders


None this quarter


Item 6.  Exhibits and Reports on Form 8-K

                  (a)      The following exhibits are included herein:


             3.1 Certificates of Amendments to the Certificate of Incorporation of Vertex Interactive, Inc. filed with the Secretary of State, State of New Jersey on October 18, 2001 and November 2, 2001

           10.67 Stock Purchase Agreement by and between Pitney Bowes Inc. and Vertex Interactive, Inc. dated October 18, 2001 for the purchase of Series "B" Preferred Stock

           10.68 Securities Purchase Agreement by and among Laurus Master Fund, Ltd. and Vertex Interactive, Inc. dated November 20, 2001 for the purchase of 7% Convertible Notes Payable

           10.69    Note Purchase  Agreement by and among MidMark
                    Capital II, L.P. and Vertex Interactive, Inc. dated as of November 1, 2001 for the purchase of 10% Convertible Notes Payable.

       (b)    The following Reports on Form 8-K were filed during the period:

              Form 8-K dated November 1, 2001, filed November 16, 2001 Sale of $3.0 million Convertible Note Payable to Midmark Capital II, L.P. and amendment to existing $5.5 million convertible notes payable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VERTEX INTERACTIVE, INC.
                                            ------------------------
                                                Registrant





                                            By: /s/ Mark A. Flint
                                               ---------------------
                                            Mark A. Flint
                                            Chief Financial Officer




                                            By: /s/ Raymond J. Broek
                                               ----------------------
                                            Raymond J. Broek
                                            Vice President, Finance/Treasurer
February 19, 2002

                       STATEMENT OF DIFFERENCES
     The trademark symbol shall be expressed as............`TM'