Form 10-Q
period 2002-03-31
VERTEX INTERACTIVE INC
filed 2002-05-20
CIK 779681

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    Form 10-Q

                                 --------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended March 31, 2002

                                     0-15066
                             Commission file Number

                                 --------------

                            VERTEX INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)

                                 --------------

                    New Jersey                                                       22-2050350
             (State of Incorporation)                                   (I.R.S. Employer Identification No.)

       22 Audrey Place Fairfield, New Jersey                                            07004
     (Address of Principal Executive Offices)                                         (Zip Code)

                                    (973) 777-3500
                           (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Common stock, par value $.005 per share: 36,791,674 shares outstanding as of May 17, 2002.

Preferred stock, Series "A", par value $.01 per share: 1,356,852 shares outstanding as of May 17, 2002.

Preferred stock, Series "B", par value $.01 per share: 1,000 shares outstanding as of May 17, 2002.

Preferred stock, Series "C", par value $.01 per share: 997 shares outstanding as of May 17, 2002.


================================================================================

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q


                                 March 31, 2002


                                      INDEX


                                                                                                             Page
                                                                                                             ----

PART I.          FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                 Consolidated Balance Sheets - March 31, 2002 and September 30, 2001.......................   3

                 Consolidated Statements of Operations - Three and six months ended March 31, 2002 and 2001   5

                 Consolidated Statements of Changes in Stockholders' Equity - For the year ended September
                 30, 2001 and six months ended March 31, 2002............................................     6

                 Consolidated Statements of Cash Flows - Six months ended March 31, 2002
                 and 2001................................................................................     7

                 Notes to Consolidated Financial Statements................................................   8

Item 2.          Management's Discussion and Analysis Of Consolidated Financial Condition and
                 Results of Operations...................................................................    18

Item 3.          Quantitative and Qualitative Disclosures About Market Risk................................  24



PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings.........................................................................  25

Item 2.          Changes in Securities and Use of Proceeds.................................................  25

Item 4.          Submission of Matters to a Vote of Security Holders.......................................  26

Item 6.          Exhibits and Reports on Form 8-K..........................................................  27



                      VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                       ASSETS


                                                                     March 31, 2002    September 30, 2001
                                                                     ----------------  ------------------
                                                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                $ 1,598,687       $ 1,411,222
Accounts receivable, less allowance for doubtful accounts
  of $414,094 and $380,568 at March 31, 2002 and                           8,896,689        11,224,533
  September 30, 2001
Inventories, net                                                           4,768,648         5,065,214
Assets held for sale                                                       1,657,375                 -
Prepaid expenses and other current assets                                  1,747,100         1,521,730
                                                                     ----------------  ----------------
Total current assets                                                      18,668,499        19,222,699

PROPERTY, EQUIPMENT, AND CAPITAL LEASES
Property and Equipment                                                     5,963,655         6,283,848
Capital Leases                                                               288,050           350,168
                                                                     ----------------  ----------------
   Total property, equipment and capital leases                            6,251,705         6,634,016

Less: Accumulated depreciation and amortization                           (2,440,937)       (2,270,097)
                                                                     ----------------  ----------------
Net property, equipment and capital leases                                 3,810,768         4,363,919

OTHER  ASSETS:
Intangible Assets, net of amortization of $2,910,133 at
  March 31, 2002 and $3,866,959 at September 30, 2001                     23,512,056        28,349,587
Capitalized software, net of amortization of $98,588
  at March 31, 2002 and $24,426 at September 30, 2001                        346,392           420,554
Other assets                                                                 894,816         1,082,524
                                                                     ----------------  ----------------
  Total other assets                                                      24,753,264        29,852,665
                                                                     ----------------  ----------------
Total assets                                                             $47,232,531       $53,439,283
                                                                     ================  ================





See notes to consolidated financial statements.

                       VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS


                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     March 31, 2002     September 30, 2001
                                                                    ----------------    -------------------
                                                                      (Unaudited)
CURRENT LIABILITIES:
Current portion of obligations under capital leases                   $     152,901    $     163,425
Bank credit lines                                                         1,588,961        1,824,528
Senior credit facility                                                    2,405,000                -
Notes payable                                                             3,425,439        2,677,517
Notes payable - related parties                                             889,375          359,375
Mortgage notes payable current portion                                       79,231           75,793
Accounts payable                                                          8,110,417        8,432,386
Acquisition related accruals                                                330,216          179,485
Litigation related accruals                                               2,327,727        3,856,948
Other accrued expenses and liabilities                                   10,791,796       10,438,119
Advances from customers                                                     904,334          612,077
Deferred revenue                                                          6,194,897        5,739,843
                                                                    ----------------  ---------------
  Total current liabilities                                              37,200,294       34,359,496

LONG-TERM LIABILITIES:
Obligations under capital leases                                             20,187          106,201
Mortgage notes payable                                                    1,313,491        1,392,858
Convertible notes payable - related parties                               7,718,717        5,500,000
Other long term liabilities                                                 121,795          130,201
                                                                    ----------------  ---------------
  Total long-term liabilities                                             9,174,190        7,129,260

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A preferred stock, par value $.01 per share; 2,000,000 shares authorized, 1,356,852 issued and outstanding
  ($10,000,000 aggregate liquidation preference)                             13,569           13,569
Series B preferred stock, par value $0.01 per share;
  1,000 shares authorized, 1,000 issued and outstanding
  ($1,000,000 aggregate liquidation preference)                                  10               -
Series C preferred stock, par value $0.01 per share;
  10,000 shares authorized, 997 issued and outstanding
  ($997,000 aggregate liquidation preference)                                    10               -
Common stock, par value $.005 per share; 75,000,000 shares
  authorized; 35,997,646 and 34,909,506 shares issued at
  March 31, 2002 and September 30, 2001, respectively                       179,989          174,548
Additional paid-in capital                                              154,481,454      149,321,766
Deferred compensation                                                       (46,409)        (180,557)
Accumulated deficit                                                    (152,274,768)    (135,907,323)
Accumulated other comprehensive loss                                     (1,450,639)      (1,426,307)
                                                                    ----------------  ---------------
                                                                            903,216       11,995,696
Less: Treasury stock, 40,055 shares (at cost)                               (45,169)         (45,169)
                                                                    ----------------  ---------------
  Total stockholders' equity                                                858,047       11,950,527
                                                                    ----------------  ---------------
Total liabilities and stockholders' equity                             $ 47,232,531     $ 53,439,283
                                                                    ================  ===============


See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                            Three Months Ended March 31,        Six Months Ended March 31,
                                         --------------------------------   ----------------------------------
                                               2002             2001              2002              2001
                                         ---------------- ----------------  ----------------  ----------------
OPERATING REVENUES                           $11,466,099      $15,341,053       $24,502,743       $30,088,070

COST OF SALES                                  7,304,972        9,396,811        16,042,839        20,388,191
                                         ---------------- ----------------  ----------------  ----------------
GROSS PROFIT                                   4,161,127        5,944,242         8,459,904         9,699,879
                                         ---------------- ----------------  ----------------  ----------------
OPERATING EXPENSES:

  Selling and administrative                   7,134,430        9,346,285        14,161,992        16,753,202
  Research and development                     1,533,477        2,284,902         2,998,745         3,552,485
  Depreciation and amortization
     of intangibles                              407,827        3,742,838           881,466         6,770,815
  In-process R&D write-off                             -        3,600,000                 -         3,600,000
                                         ---------------- ----------------  ----------------  ----------------
     Total operating expenses                  9,075,734       18,974,025        18,042,203        30,676,502
                                         ---------------- ----------------  ----------------  ----------------

OPERATING LOSS                                (4,914,607)     (13,029,783)       (9,582,299)      (20,976,623)

OTHER INCOME AND (EXPENSES):
  Interest income                                 30,154           47,746            65,981            90,214
  Interest expense                              (465,807)        (173,197)       (1,967,597)         (394,160)
  Other                                       (4,823,822)         (61,938)       (4,781,377)           25,337
                                         ---------------- ----------------  ----------------  ----------------
    Net other income (expense)                (5,259,475)        (187,389)       (6,682,993)         (278,609)
                                         ---------------- ----------------  ----------------  ----------------
LOSS BEFORE INCOME TAXES                     (10,174,082)     (13,217,172)      (16,265,292)      (21,255,232)

Income Tax Provision                             102,153           36,608           102,153            45,276
                                         ---------------- ----------------  ----------------  ----------------
NET LOSS                                    ($10,276,235)    ($13,253,780)     ($16,367,445)     ($21,300,508)
                                         ================ ================  ================  ================
Net Income (loss) per share of
Common Stock:

                 Basic and diluted                 ($.29)           ($.43)            ($.47)            ($.74)

Weighted Average Number of
Shares Outstanding:

                 Basic and diluted            35,086,676       31,132,917        34,964,351            28,854,732



See notes to consolidated financial statements.

                    VERTEX INTERACTIVE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Fiscal 2002 unaudited)



                                                             Preferred Stock        Common Stock       Additional
                                                         ---------------------  --------------------     Paid-In     Deferred
                                                            Shares     Amount    Shares      Amount      Capital   Compensation
                                                         ---------- ---------- ------------ --------   ----------   -----------
Balance September  30, 2000                                      -  $      -   26,267,947  $131,340   $99,563,198   $(461,012)

Exercise of stock options                                                         437,481     2,187       908,297
Issuance of stock in connection with
  new investors, net of expenses                                                4,186,754    20,933     7,830,033
Stock options issued to non-employees                                                                   1,465,756
Issuance of stock in connection with retirement
  of debt and other obligations                                                   576,501     2,883     2,496,009
Issuance of stock and stock options in
  connection with acquisitions                           1,356,852    13,569    3,440,823    17,205    37,014,273
Deferred compensation                                                                                      44,200     (44,200)
Amortization of deferred compensation                                                                                 324,655
Other Comprehensive income (loss), net of tax:
    Net loss
    Change in unrealized foreign
      exchange translation
      gains/losses

Comprehensive income (loss)
                                                         ---------  --------   ----------  --------  ------------   ---------
Balance September 30, 2001                               1,356,852  $ 13,569   34,909,506  $174,548  $149,321,766   $(180,557)
                                                         ---------  --------   ----------  --------  ------------   ---------
Issuance of Series B preferred stock, net of expenses        1,000        10                              960,990
Issuance of stock in connection with acquisitions                                 916,544     4,583       723,198
Issuance of stock and stock options in connection with
  retirement of debt and other obligations                                        171,596       858     1,809,625
Conversion of notes payable into Series C Preferred Stock      997        10                              996,990
Amortization of deferred compensation                                                                                 134,148
Cancellation of common stock                                                     (684,620)   (3,423)     (729,120)
Exercise of stock options                                                         684,620     3,423       729,120
Settlement of acquisition related escrow                                                                 (500,000)
Non cash interest expense                                                                               1,168,885
Other Comprehensive income (loss), net of tax:
    Net loss
    Change in unrealized foreign
      exchange translation
      gains/losses

Comprehensive income (loss)
                                                         ---------  --------  ----------   --------  ------------  ----------
Balance March 31, 2002                                   1,358,849  $ 13,589  35,997,646   $179,989  $154,481,454  $  (46,409)
                                                         =========  ========  ==========   ========  ============  ==========





                                                                                         Accumulated
                                                                                            Other
                                                         Accumulated   Comprehensive    Comprehensive   Treasury
                                                           Deficit         Loss         Income/(Loss)    Stock        Total
                                                       ------------------------------- ---------------------------------------
Balance September  30, 2000                             $(12,955,221)                   $(1,825,411)   $(45,169)   $84,407,725

Exercise of stock options                                                                                              910,484
Issuance of stock in connection with
  new investors, net of expenses                                                                                     7,850,966
Stock options issued to non-employees                                                                                1,465,756
Issuance of stock in connection with retirement
  of debt and other obligations                                                                                      2,498,892
Issuance of stock and stock options in
  connection with acquisitions                                                                                      37,045,047
Deferred compensation                                                                                                       -
Amortization of deferred compensation                                                                                  324,655
Other Comprehensive income (loss), net of tax:
    Net loss                                            (122,952,102) $(122,952,102)                              (122,952,102)
    Change in unrealized foreign
      exchange translation
      gains/losses                                                          399,104         399,104                    399,104
                                                                      -------------
Comprehensive income (loss)                                           $(122,552,998)
                                                       -------------  =============     -----------   ---------    -----------
Balance September 30, 2001                             $(135,907,323)                   $(1,426,307)  $ (45,169)   $11,950,527
                                                       -------------                    -----------   ---------    -----------

Issuance of Series B preferred stock, net of expenses                                                                  961,000
Issuance of stock in connection with acquisitions                                                                      727,781
Issuance of stock and stock options in connection with
  retirement of debt and other obligations                                                                           1,810,483
Conversion of notes payable into Series C Preferred Stock                                                              997,000
Amortization of deferred compensation                                                                                  134,148
Cancellation of common stock                                                                                          (732,543)
Exercise of stock options                                                                                              732,543
Settlement of acquisition related escrow                                                                              (500,000)
Non cash interest expense                                                                                            1,168,885
Other Comprehensive income (loss), net of tax:
    Net loss                                             (16,367,445) $ (16,367,445)                               (16,367,445)
    Change in unrealized foreign
      exchange translation
      gains/losses                                                          (24,332)        (24,332)                   (24,332)
                                                                      -------------
Comprehensive income (loss)                                           $ (16,391,777)
                                                       -------------  =============     -----------   ---------    -----------
Balance March 31, 2002                                 $(152,274,768)                   $(1,450,639)  $ (45,169)   $   858,047
                                                       =============                    ===========   =========    ===========





 See notes to consolidated financial statements.

                                     VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              Six Months Ended March 31,
                                                                      -------------------------------------------
                                                                              2002                  2001
                                                                      ---------------------  --------------------
Cash Flows from Operating Activities:
  Net Loss                                                                  ($16,367,445)         ($21,300,508)
  Adjustments to reconcile net loss to
    net cash used for operating activities:
      Depreciation and amortization                                              881,466             6,770,815
      Net loss on disposal of assets                                           3,964,703                10,471
      Stock and stock options issued in
        consideration for services                                                     -               916,891
      Non cash interest expense                                                1,168,885                    -
      Amortization of deferred compensation costs                                134,148               183,708
      In-process R&D write-off                                                         -             3,600,000
  Changes in assets and liabilities, net of
    acquisitions:
      Accounts receivable, net                                                 1,671,480              (390,906)
      Inventories, net                                                           152,430               100,844
      Prepaid expenses and other current assets                                 (197,029)             (352,852)
      Other assets                                                               881,933              (528,507)
      Accounts payable                                                          (368,115)            2,060,170
      Accrued expenses and other liabilities                                   1,025,480               680,442
      Advances from customers                                                    224,463               409,886
      Deferred revenue                                                           528,991               378,977
                                                                              ----------            ----------

  Net cash used for
    operating activities                                                     (6,298,610)           (7,460,569)
                                                                             ----------            ----------
Cash Flows from Investing Activities:
  Additions to property and equipment                                          (162,458)             (341,530)
  Acquisition of businesses, net of cash acquired                                     -            (3,668,578)
                                                                             ----------            ----------
  Net cash used for investing activities                                       (162,458)           (4,010,108)

Cash Flows from Financing Activities:
  Loans payable bank, net                                                      (233,349)             (251,579)
  Proceeds from senior credit facility and
    notes payable                                                             6,716,000                     -
  Payment of notes payable                                                     (625,113)              (35,861)
  Payment of mortgages                                                          (37,058)              (33,659)
  Payment of capitalized lease obligations                                      (88,922)             (106,471)
  Proceeds from long term borrowing                                                   -               437,816
  Net proceeds from issuance of stock                                           961,152             5,152,767
  Proceeds from exercise of stock options                                             -               878,415
                                                                             ----------            ----------
  Net cash provided by financing activities                                   6,692,710             6,041,428
                                                                             ----------            ----------
  Effect of exchange rate changes on cash                                       (44,177)               99,383
                                                                             ----------            ----------
Net Increase (decrease) in Cash and Cash Equivalents                            187,465            (5,329,866)

Cash and Cash Equivalents at Beginning of Period                              1,411,222             7,892,774
                                                                             ----------            ----------

Cash and Cash Equivalents at End of Period                                   $1,598,687            $2,562,908
                                                                             ==========            ==========








See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

                                  (Unaudited)

1.     NATURE OF BUSINESS AND BASIS OF PRESENTATION

Background

Vertex Interactive, Inc. ("Vertex" or "we" or the "Company") is a global provider of supply chain management ("SCM") technologies, including enterprise software systems and applications, advance planning and scheduling capabilities, software integration, solutions that enable our customers to manage their order, inventory, warehouse and transportation needs, consultative services, and software and hardware service and maintenance. We serve our clients through three general product and service lines: (1) enterprise solutions; (2) point solutions; and, (3) service and maintenance for our products and services, including service and maintenance of software and hardware we resell for third parties. Our enterprise solutions include a suite of Java(TM)-architected software applications, applications devoted to the AS/400 customer base, advance planning and scheduling modules, as well as a portfolio of "light-directed" systems for inventory, warehouse and distribution center management. Our point solutions provide an array of products and services designed to solve more specific customer needs from managing a mobile field workforce, mobile data collection, distributed bar code printing capabilities, compliance labeling applications, automated card devices, software development tools and proprietary software serving SAP R/3 users. We provide a full range of software and hardware services and maintenance on a 24-hour, 7-days a week, 365-days a year basis, including the provision of wireless and wired planning and implementation services for our customers' facilities. As a result of various acquisitions beginning in September 1999, as described in detail in the Company's Annual Report on Form 10-K, Vertex has substantially increased its portfolio of products and services that it can provide to customers through its operations in North America and Europe.

Recent Developments

On August 24, 2001, the Company announced the execution of a definitive stock purchase agreement with Plus Integration Supply Chain Solutions, BV, ("Plus") a private supply chain management software and solutions provider headquartered in Haarlem, the Netherlands, wherein Vertex was to issue 40 million new shares of Vertex common stock in exchange for all issued and outstanding capital stock of Plus in a transaction intended to be a combination of equals. The companies had also agreed to review the capital needs of the combined entity and to raise prior to the closing of the merger sufficient free cash, expected to be at least $20 million, in connection with the transaction to ensure adequate working capital going forward. On November 7, 2001, the shareholders of Plus approved the terms of the agreement.

As a result of recent events, including the financial restructuring of Plus, it has been agreed to terminate the definitive stock purchase agreement and pursue the possibility of an alternative transaction, which could include all or parts of the existing Plus entities. In the three months ended March 31, 2002, the Company wrote off approximately $960,000 of deferred acquisition costs (primarily legal, accounting and other professional service fees) incurred with respect to the proposed transaction with Plus.

On March 4, 2002, the NASDAQ advised the Company that for the last 30 consecutive trading days, the price of the Company's common stock closed under $1.00 per share. Pursuant to NASDAQ Rule 4450(e)(2), the Company was provided 90 calendar days or until June 3, 2002 to regain compliance. As of May 20, 2002 the Company has not regained compliance and no assurance can be given that compliance will be achieved by June 3, 2002. If the Company is not in compliance by June 3, 2002, the NASDAQ will issue a written notification to the Company that its securities will be delisted. At that time the Company may apply to transfer its securities to the NASDAQ Small Capital Market.

In addition, with the filing of this Form 10-Q for the quarter ended March 31, 2002 the Company has stockholders equity of $858,047 and is therefore not in compliance NASDAQ National Market Rule 4450 (a)(3) which requires a minimum of $10 million. The Company is pursuing additional sources of equity investments, but the outcome of any additional investments cannot be assured.

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

From October 1, 2001 through March 31, 2002 we have raised approximately $7.7 million (net of cash transaction costs) through the issuance of: (1) Series "B" Convertible Preferred Stock to Pitney Bowes valued at $1 million; (2) $3 million in notes payable convertible into Series "C" Convertible Preferred Stock to Midmark Capital II, LP; (3) $1.5 million of demand notes payable from Pitney Bowes and Midmark Capital II L.P. and (4) $2.4 million in a senior credit facility collateralized by North American accounts receivable. During the same period, we paid various debt obligations ($1.0 million) and approximately $6.3 million was used for operating activities. At March 31, 2002, the above activities resulted in a net cash balance of $1.6 million (an increase of $0.2 million) and a negative working capital balance of $18.5 million.

Outlook

We do not anticipate reaching the point at which we generate cash in excess of our operating expenses until September 2002 at the earliest, about which there can be no assurance. We previously estimated that we would require significant additional funds aggregating approximately $10 million for the period from January 1, 2002 through June 30, 2002 to meet accrued non-operating obligations, working capital to fund operating losses, interest, capital expenditures, expenses related to cost-reduction initiatives, and potential liabilities related to pending litigation (see Note 10 to Consolidated Financial Statements). Since that time despite certain cost cutting measures and additional fund raising, the delays in the closing of most of the asset sales has caused the Company to continue to generate operating losses. As a result, the amount of additional funds now needed from April 1 to September 30 is estimated to be approximately $7 million.

Our sources of ongoing liquidity include the cash flows of our operations, cash available from various existing credit lines, potential new credit facilities, potential additional equity investments, and sales of our non-core assets. Consequently, Vertex continues to aggressively pursue additional debt and equity financing, restructure certain existing debt obligations, reduce its operating expenses, and is structuring its overall operations and resources around high margin enterprise products and services. However, in order to remain in business, the Company must complete the successful sale of assets and raise additional cash in a timely fashion.

Subsequent to March 31, the following initiatives have been completed or are in process to raise the required funds:

       (i) MidMark Capital Partners loaned Vertex an additional $1 million in the form of a demand note.

       (ii) We have retained a financial advisor to assist us in assessing strategic alternatives. As a result of their efforts, we have signed a letter of intent for the sale of our wireless and cabling installation division for $1.8 million, of which $1.0 million is expected to be in cash. This transaction is currently expected to close on or before June 5, 2002.

       (iii) We have reached agreement in principal to sell our Netweave product line for an aggregate of $0.4 million. This transaction is expected to close in May 2002.

       (iv) We are actively seeking to sell various components of our European business, including (a) the point solutions business in the UK (the sale of the Irish portion of the point solutions business closed in early May); (b) the bar code reseller portion of our businesses in Europe; and (c) the service and maintenance units in Italy, France and the UK. Our estimate of the $7 million to be raised includes the anticipated proceeds from these various asset sales. While firm offers have been received for certain of these businesses, the closing documents have not yet been completed. For certain of the other businesses offers are still being obtained.

       (v) We are currently reviewing our options with respect to those business units for which there is no buyer, with the intent of minimizing the future cash outlays.

While we are continuing our efforts to reduce costs, gain scale, sell non-core business operations, resolve lawsuits on favorable or non-cash terms and obtain shareholder approval for the conversion of certain notes payable, there is no assurance that we will achieve these objectives. In addition, we continue to pursue opportunities to raise both debt and equity financing. However, there can be no assurance that we will be able to raise additional financing in the timeframe necessary to meet our immediate cash needs, or if such financing is available, whether the terms or conditions would be acceptable to us.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain amounts previously reported in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. Under the provisions of SFAS 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss recognized subsequent to initial adoption of SFAS 142 will be recorded as a charge to current period earnings. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and must be applied as of the beginning of a fiscal year. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. We have elected to adopt the provisions of SFAS 142, including the provisions for nonamortization of intangible assets, as of October 1, 2001. Pre-tax amortization was approximately $414,000 and $6.2 million during the six months ended March 31, 2002 and 2001, respectively. Application of the nonamortization provisions of SFAS 142 resulted in a decrease in amortization expense of approximately $450,000 in the six months ended March 31, 2002. As a result of our analysis of the fair market value of intangible assets at September 30, 2001 and the resulting charge for impairment recorded at that time, the transitional goodwill impairment provisions of SFAS 142, did not have a significant impact on our consolidated financial statements.

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

2.     ACQUISITIONS

In October 2001, the Company acquired Euronet Consulting S.r.l. ("Euronet"), an Italian software applications consulting firm. The value of the transaction was approximately $1.1 million. The Company acquired all of the outstanding shares of Euronet for 684,620 shares of Vertex common stock, which at the date of acquisition had a fair market value of approximately $625,000, and obligations of approximately $450,000 to issue additional shares of common stock. In partial settlement of the obligation, the Company issued approximately 232,000 shares with an estimated fair market value of $.44 per share in February 2002. The Company anticipates satisfying the remainder of the obligation with the issuance of additional shares prior to June 30, 2002. The accompanying consolidated financial statements assume the Euronet acquisition closed effective October 1, 2001 and accordingly include the results of operations of Euronet from October 1, 2001.

The following table presents unaudited pro forma results of operations of the Company as if the above described acquisition together with the purchase method acquisitions completed in fiscal 2001 (including Applied Tactical Systems, Transcape, and DynaSys, as described in the Company's Annual Report on Form 10-K), had occurred at October 1, 2000:


                                                                              Six months ended March 31,
                                                                            --------------------------------
                                                                                 2002             2001
                                                                            ---------------   --------------

       Revenues..........................................................   $   24,502,743      $35,207,038
       Net loss..........................................................      (16,367,445)     (22,735,593)
       Net loss per share................................................             (.47)            (.73)


The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 2001, nor do they purport to be indicative of the future results of operations of the Company.

The pro forma amounts reflect the following:

o The estimated amortization of the excess of the purchase price over the fair value of net assets acquired for the six months ended March 31, 2001 for acquisitions closed prior to June 30, 2001 and accounted for in accordance with APB 16, which amounted to approximately $7.2 million.

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

3.     INVENTORIES

Inventories consist of the following:

                                                                             March 31,      September 30
                                                                               2002             2001
                                                                           --------------  ---------------


       Raw materials....................................................   $     957,059   $    1,032,603
       Work in process..................................................         360,807          754,146
       Finished goods and parts.........................................       3,450,782        3,278,465
                                                                           --------------  ---------------
                                                                           $   4,768,648   $    5,065,214
                                                                           ==============  ===============


4.     INTANGIBLE ASSETS


Intangible assets consist of the following:

     Subject to Amortization


                                                                Additions/
                                  Estimated    September 30,   Amortization                    March 31,
                                    Life           2001           Expense       Disposals        2002
                                    ----           ----           -------       ---------        ----
       Gross Cost
         Covenant Not To Compete    2 yrs      $   300,000              -   ($   300,000) (1) $        -
         Technology                 5 yrs        2,800,000              -     (2,800,000) (2)          -
         Capitalized Software       3 yrs          444,980              -              -         444,980
         Patent                     5 yrs        1,028,890              -              -       1,028,890
                                               -----------     -----------  ----------------  ----------
                                                 4,573,870              -     (3,100,000)      1,473,870
       Accumulated Amortization
         Covenant Not To Compete                   237,500         62,500       (300,000) (1)          -
         Technology                                466,664        349,998       (816,662) (2)          -
         Capitalized Software                       24,426         74,162                         98,588
         Patent                                    222,924        102,888              -         325,812
                                                -----------    -----------  ----------------  ----------
                                                   951,514        589,548     (1,116,662)        424,400
       Net Book Value
         Covenant Not To Compete                    62,500        (62,500)             -               -
         Technology                              2,333,336       (349,998)    (1,983,338) (2)          -
         Capitalized Software                      420,554        (74,162)             -         346,392
         Patent                                    805,966       (102,888)             -         703,078
                                               -----------     -----------  ---------------- -----------
                                               $ 3,622,356     ($ 589,548)  ($ 1,983,338)    $ 1,049,470
                                               ===========     ===========  ================ ===========


(1) The Covenant Not To Compete became fully amortized in February of 2002 and was thus written off.

(2) The Technology intangible asset was sold subsequent to March 31, 2002 (see Note 11) and is classified in the accompanying balance sheet as an Asset Held for Sale.

Total aggregate amortization expense for each of the fiscal years ending 2002, 2003, 2004 and 2005 are estimated to be $734,000, $322,000, $321,000 and
$262,000, respectively. No amortization is currently anticipated beyond 2005.

     Not Subject to Amortization



                                               September 30,    Additions/                     March 31,
                                                   2001      Foreign Exchange   Disposals        2002
                                                   ----      ----------------   ---------        ----
       Carrying Value
         Goodwill                             $ 24,632,970    $ 1,126,469(4)($ 2,950,461) (3) $ 22,808,978
         Acquired Workforce                        520,000              -       (520,000) (3)            -
                                              ------------    -----------   -------------     ------------
                                              $ 25,152,970    $ 1,126,469   ($ 3,470,461)     $ 22,808,978
                                              ============    ===========   =============     ============

(3) The Goodwill and Acquired Workforce related to the Transcape acquisition were sold subsequent to March 31, 2002 (see Note
         11) and are classified in the accompanying balance sheet as an Asset Held for Sale.

(4) The addition of goodwill during the six months ended March 31, 2002 relates to the acquisition of Euronet (see Note 2).


5.     BANK LINES OF CREDIT

The Company maintains lines of credit with several banks in Europe, which allow it to borrow in the applicable local currency. These lines of credit total approximately $1.7 million and are concentrated in Germany, Italy and the United Kingdom. The Company's lines of credit generally are collateralized by the accounts receivable of the respective subsidiary. As of March 31, 2002 the Company had outstanding balances of approximately $1.6 million on these foreign lines of credit. These loans bear interest at rates ranging from 5.5% to 11.9%.

6.     SENIOR CREDIT FACILITY

In November 2001, the Company closed on a $2.0 million, 7% convertible note payable with Laurus Master Fund, Ltd (Laurus), collateralized by certain North American accounts receivable, with a maturity date of November 30, 2003. The Note was convertible into Vertex common shares, which the Company was required to register, at the lower of (i) $0.85 per share (2,352,941 shares) or (ii) 88% of the eight lowest closing prices during the thirty days prior to the conversion date. These conversion rates were subject to certain antidilution provisions.

In February 2002, the Company and Laurus amended and restated the convertible note payable and entered into a Senior Credit Facility with a maximum borrowing availability of $2,405,000. The borrowings under this facility are collateralized by all of the North American accounts receivable of the Company. In addition such borrowings are collateralized by all of the tangible and intangible assets of the Company and its North American subsidiaries, subordinated to the security interests under certain Notes Payable of Pitney Bowes and Midmark Capital and affiliates. Interest accrues on the outstanding balance at 1.67% per month and the Company pays a management fee equal to 1.5% of all purchased invoices under the Accounts Receivable Purchase Agreement.

In the event the aggregate borrowings exceed the maximum borrowings available under the agreement, such overadvance shall be due and payable on demand and shall be evidenced by a Convertible Note Payable to Laurus. Interest will accrue at an annual rate of 7%. Laurus shall have the right to convert the principal amount and interest due under this note into shares of the Company's common stock. Subject to anti-dilution adjustments, the conversion price per share shall be the lower of (i) 92% of the closing price for the common stock on the day the overadvance is created or (ii) 88% of the average of the three lowest closing prices for the common stock for the thirty trading days prior to the conversion date.

In connection with the original agreement, the Company also issued options to purchase 180,000 of the Company's Common Stock at $1.284 per share to the lender valued at $162,000 (See Note 9). The fair market value of the options, together with the cash costs ($219,000) associated with the closing of these transactions, are included in Other Assets as deferred financing costs, and will be amortized to interest expense over the three year life of the facility. As a result of an imbedded beneficial conversion feature, the Company incurred a non-cash interest charge of approximately $1.2 million in November 2001.

7.     CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Long-Term:

On June 19, 2001 and subsequently amended in November 2001 and again in January 2002, the Company issued in the aggregate $5,500,000 of convertible notes payable to Midmark Capital L.P., Midmark Capital II L.P., and certain individuals related to these two entities (collectively "Midmark Capital"). These notes were to automatically convert into shares of Vertex common stock on the day that the Company obtains the requisite shareholder approval for the issuance of shares to Midmark Capital. In the event that shareholder approval was not obtained by September 30, 2003, the principal amount plus any accrued interest (at prime rate, which was 4.75% at March 31, 2002) will become immediately due and payable. The notes were to convert, subject to future events, into (i) Vertex common stock at a future market price no higher than $1.31 per share or (ii) 5,500 shares of Series "C" Preferred Stock, which were convertible into 6,545,000 common shares at $0.84 per share. The Company was required to register the underlying common shares. In the event of a shareholder rejection, or prepayment prior to shareholder approval, the interest rate on the notes would have increased retroactively to 14%.

In March 2002, the Company agreed to amend the $5.5 million of convertible notes payable issued in June 2001. The amendment removed both the requirement for shareholder approval and the automatic conversion feature. Concurrent with the amendment of these notes, Midmark Capital elected to convert approximately $782,000 of principal and $218,000 of accrued interest into 997 shares of Series "C" preferred stock. The amended convertible notes payable of $4,718,717 accrue interest at prime and are convertible into Series "C" preferred shares at a conversion price of $1,000 per share. The Series "C" preferred shares in turn are convertible into Common Shares at $0.84 per share.

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

Collectively, the $7.7 million of convertible notes described above are collateralized by all tangible and intangible property of the Company, except that the holders have executed in favor of certain senior lenders a subordination of their right of payment under the Notes and the priority of any liens on certain assets, primarily accounts receivable.

Current:

In August 2001, the Company issued a $359,375 convertible note payable to PARTAS AG, which is owned by one of its Directors. This note will automatically convert into 250,000 shares of Vertex common stock on the day that the Company obtains the requisite shareholder approval for the issuance of shares to PARTAS AG. Since shareholder approval was not obtained by February 22, 2002, the principal amount plus any accrued interest (at prime rate which was 4.75% at March 31, 2002) became immediately due and payable.

During March 2002, the Company borrowed $530,000 from Midmark Capital II L.P. These notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under the long-term convertible notes payable above.

The conversion rates of all the above Midmark and Partas notes are subject to certain antidilution provisions.

8.     NOTES PAYABLE

The Company has a note payable with a remaining balance of approximately $500,000 bearing interest at 8% for the September 1999 acquisition of ICS International AG (ICS) in Germany. This note and a non-interest bearing loan of approximately $350,000 are currently past due, and the Company has been negotiating to settle these obligations and the related accrued interest through the issuance of Vertex stock.

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

In September 2001, in connection with its acquisition of DynaSys, the Company assumed certain notes payable to banks and their entities. These notes payable had an aggregate balance of $38,000 at March 31, 2002 and $435,000 at September 30, 2001 and were principally due by December 31, 2001 with no interest. Approximately $90,000 of these notes were settled through the issuance of 68,933 shares of Vertex common stock in December 2001.

On February 1, 2002, the Company closed on a $1.0 million promissory note with Pitney Bowes Inc., payable on demand after February 15, 2002, with interest at 12%. This note is collateralized by all tangible and intangible property of the Company, except that the holders have executed (i) in favor of certain senior lenders a subordination of their right of payment under the note and the priority of any liens on certain assets, primarily accounts receivable and (ii) an Intercreditor Agreement with Midmark Capital, which was entered into in connection with this promissory note. Subsequent to March 31, 2002, this note was fully settled (see Note 11).

9.     STOCKHOLDERS' EQUITY

In January 2002, the Company issued 102,663 shares valued at $122,000 to an employee to settle an obligation for deferred compensation. Also in January 2002, the Company granted options to purchase an aggregate 1,800,000 common shares at $.80 per share in connection with the settlement of certain litigation. The Company also placed an equivalent number of common shares into escrow to be available upon exercise of these options. Of the 1,800,000 shares issued into escrow, 1,500,000 were unregistered shares. The settlement agreement also required the Company to register these shares by April 30, 2002, or an additional monthly cash payment will be required until the shares are registered.

In February, 2002, the Company issued 231,924 unregistered shares of common stock to the selling shareholders of Euronet in partial consideration for the purchase of Euronet (See Note 2).

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

During the six months ended March 31, 2002, the Company granted 849,620 stock options to employees and directors, at prices ranging from $1.00 to $1.07 per share. Also during the period, 305,660 stock options were cancelled.

During the six months ended March 31, 2002, options for 684,620 shares of common stock were exercised in return for an equivalent number of previously issued shares, which were then cancelled.

Preferred Stock

Series "A"

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

Series "B"

In October 2001, the Company raised $1,000,000 in cash through the issuance and sale of 1,000 shares of Series "B" Convertible Preferred Stock to Pitney Bowes, with each share of Series "B" Preferred being convertible into 1,190 shares of common stock at a price of $0.84 per share. The Company must register all of the common shares issuable on conversion of the Series "B" Preferred Stock. In connection with this transaction Pitney Bowes had nominated

Michael Monahan to Vertex's Board of Directors. He served as a Director from November 15, 2001 until his resignation on February 21, 2002.

Series "C"

In March 2002, the Company issued 997 shares of Series "C" Convertible Preferred Stock to Midmark Capital upon conversion of approximately $997,000 of convertible notes payable and accrued interest (See Note 7). Each share of Series "C" Preferred is convertible into 1,190 shares of common stock at a price of $0.84 per share. The Company must register all of the common shares issuable on conversion of the Series "C" Preferred Stock.

All of the preferred stockholders are entitled to vote their shares as though such conversion had taken place. In addition, preferred stockholders are not entitled to preferred dividends, but are entitled to their pro rata share of dividends, if any, declared on common stock under the assumption that a conversion to common stock had occurred.

Pursuant to certain acquisition agreements and private placement offerings, the Company committed to register the common shares issued or issuable pursuant to options issued within specified periods of time. The Company has been unable to register the shares on a timely basis for certain of the transactions. The Company's present intent is to file a registration statement on Form S-1 as soon as possible. At March 31, 2002, the Company's obligation was to register approximately 8 million shares and 2.7 million shares underlying options. (See
Note 10 - Contingent Liabilities - Litigation).

10. CONTINGENT LIABILITIES

Litigation

We are party to certain judicial actions and an arbitration proceeding, the outcomes of which may, together, or individually, have a material negative impact on our financial condition if we do not prevail. The items of litigation are summarized as follows:

a) On October 31, 2001, an action was commenced against Vertex alleging the default in payment of certain promissory notes in the principal aggregate sum of $1,225,000. The noteholders demand $1,225,000, together with interest accruing at the rate of 8% per annum from June 30, 2001. As indicated in Note 8, the principal balance of the Notes is included in Notes Payable and we are currently negotiating with the noteholders to accept preferred stock in payment of the balance of the notes payable and interest thereon and there can be no assurance that this matter will be settled at this time.

b) On September 28, 2001 Vertex filed a Demand for Arbitration with the American Arbitration Association ("AAA") against Russell McCabe, Daniel McCabe and David Motovidlak (the "ATS Shareholders"), the former shareholders of Applied Tactical Systems, Inc., an entity which merged with Vertex pursuant to a Merger Agreement dated December 29, 2000, seeking damages resulting from the McCabe's interference with Vertex's employees and customers. The ATS Shareholders also filed a Demand for Arbitration seeking $25,000,000 in damages based on, among other things, Vertex's alleged failure to register the ATS Shareholders' stock in Vertex by a certain date. At present, the arbitration proceedings are in a very early stage, but we plan to contest the ATS Shareholders' claims and pursue our own claims vigorously. Discovery is expected to begin in June 2002.

In a related action, on December 10, 2001 the ATS Shareholders filed a complaint in the United States District Court for the District of New Jersey entitled Russell McCabe, et al. v. Ernst & Young, LLP et al., against Ernst & Young LLP, Nicholas R.H. Toms, Hugo Biermann, Gregory Thomas, Edwardstone & Company, Inc., Wayne Clevenger, Joseph Robinson, MidMark Capital, LP, Otto Leistner, Bunter B.V.I., Ltd., George Powch, Stephen M. Duff, The Clark Estates, Inc., Raymond Broek, Donald Rowley, Douglas L. Davis, Barbara H. Martorano and Jacqui Gerrard. Vertex itself is not a defendant in this action. The defendants are our former auditors, and certain shareholders, officers and directors individually. The ATS Shareholders are seeking damages in the amount of $40,000,000 plus punitive and statutory treble damages based upon, among other things, allegations that Vertex failed to register stock of the ATS Shareholders by a certain date. Counsel has been retained and we understand that the defendants intend to contest the ATS shareholders' claims vigorously.

c) On November 20, 2001, an action was commenced in the Superior Court of California, County of Los Angeles, SouthWest District entitled Reichman et al.
v. Vertex Interactive, Inc. et al. The action was brought against Vertex, Nicholas R.H. Toms, our Chief Executive Officer, Douglas Davis, our former Vice President of North America, Marketing and Business Development, Wayne Clevenger, a director, Joseph R. Robinson, a director,

Stephen M. Duff, a former director, George Powch, a former director, Gregory N. Thomas, a former director and Otto Leistner, a director. Plaintiffs are former shareholders of Positive Developments, Incorporated, a company we acquired on June 30, 2000. The suit alleges that the common shares of Vertex issued to the Positive shareholders in exchange for their respective interests in Positive Developments, Incorporated, were not registered with the Securities and Exchange Commission on a timely basis. The Positive shareholders allege that as a result they were not able to sell their shares of Vertex during specific time periods and were damaged thereby. The relief requested includes $4,000,000 in damages and a rescission of the Stock Purchase Agreement between the parties. We have denied the allegations and are vigorously defending the matter. In February 2002, the action against the named individuals, other than Nicholas Toms and Douglas Davis, was dismissed with prejudice.

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

11. SUBSEQUENT EVENTS

On April 29, 2002, the Company borrowed an additional $1.0 million from MidMark Capital II, L.P. increasing the demand note payable (See Note 7 - current) to $1,530,000.

In April 2002 the Company sold the source code, documentation and all related rights to the TMS product line to Pitney Bowes in exchange for $1.65 million, which included the cancellation of the $1.0 million Pitney Bowes promissory note and related accrued interest (See Note 8). In connection with this sale, Vertex eliminated 34 positions. As a result of the transaction, the Company accrued a $3.7 million loss on the sale of assets in the March 31, 2002 financial statements.

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

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2002" and "2001" refer to the three and six months ended March 31, 2002 and 2001, respectively.

Overview

Purchase Acquisitions:

As discussed in Note 1 to the Consolidated Financial Statements, included in the Annual Report on Form 10-K and Note 2 to the Consolidated Financial Statements included herein, we have completed a number of acquisitions from October 2000 through March 31, 2002 which have substantially expanded our portfolio of products and services, as well as our geographic reach throughout North America and into Europe. The magnitude of these acquisitions had a significant impact on the comparability of our results of operations between 2001 and 2002. The following summary of the more significant purchase acquisitions closed during the last year is segregated by those first impacting operations in fiscal 2001 ("Fiscal 2001 Acquisitions") and those first impacting operations in fiscal 2002 ("Fiscal 2002 Acquisitions").

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

Results of Operations

Three months ended March 31, 2002 ("2002") compared to three months ended March 31, 2001 ("2001").

Operating Revenues:

Operating revenues decreased by approximately $3.9 million (or 25%) to $11.5 million in 2002.

       Products and Services

       Sales to external customers by the three significant product and service line groupings for the three months ended March 31, 2002 and 2001 (in thousands) are as follows:


                                                                                       March 31
                                                                             -----------------------------
                                                                                 2002           2001
                                                                             ------------- ---------------
       Point Solutions....................................................   $      4,100  $        8,684
       Enterprise Solutions...............................................          2,683           2,111
       Service and Maintenance............................................          4,683           4,546
                                                                             ------------- ---------------
                                                                             $     11,466  $       15,341
                                                                             ============= ===============

Point solutions products and services revenues decreased approximately $4.6 million, to $4.1 million in 2002 from $8.7 million in 2001, primarily as a result of our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11 in both North America and Europe. In addition, sales of our mobile computing products, principally in the U.K., decreased approximately $0.9 million, as revenues in 2001 included a large contract with one customer.

Enterprise solutions revenues increased to $2.7 million in 2002 from $2.1 million in 2001. Enterprise solutions revenues increased by approximately $0.8 million as a result of the acquisition of advanced planning and scheduling software in September 2001. The revenues generated by our eSuite of Java (TM) architected products and services and transportation management systems acquired in 2001 were $0.7 million higher than the revenues generated last year. This quarter reflects progress in recognition of license revenues, as they have previously been well below expectations, both as a result of delays in the development (now substantially complete) and roll out of the eSuite of products and the downturn in the economy. Offsetting these increases, our light directed order fulfillment systems revenues decreased $1.0 million in 2002. Sales of these products have been severely impacted by the general economic slowdown and the hesitancy of customers to commit to large systems purchases. We expect this slowdown to have a negative impact on the fiscal 2002 light directed revenues, at least into the second half of fiscal 2002.

Service and maintenance revenues have increased approximately $0.1 million from 2001. The acquisitions of ESSC in October 2000 and SIS in June 2000 expanded our capability to provide hardware and software maintenance services in Europe. European service and maintenance has resulted in an additional $0.2 million of revenue in 2002. Our North American service and maintenance revenues decreased approximately $0.1 million in 2002 resulting primarily from the reduction in the broadband cabling market, as a result of the downturn in the general economy last year.

Gross Profit:

Gross profit decreased by approximately $1.8 million (or 30%) to $4.2 million in 2002. As a percent of operating revenues, gross profit was 36.3% in 2002 as compared to 38.7% in 2001. The decrease in the gross profit margin in 2002 was impacted by certain higher margin sales in point solutions in 2001 that did not repeat in 2002 and the significant decrease in point solutions revenues. Offsetting this decrease was the higher margin software and system sales, principally from the enterprise solutions products and services, which represented 23% of total revenues in 2002 and 14% in 2001. The gross profit percentage was also favorably impacted by a higher percentage of professional services revenues and higher product margins generated by the entities acquired during 2002.

Operating Expenses:

Selling and administrative expenses decreased $2.2 million (or 24%) to $7.1 million in 2002. At the end of 2001 we initiated various cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising, non essential travel and other headcount-related expenses. As a result, we reduced our selling and administrative expenses by approximately $2.5 million. Offsetting this decrease, the 2002 acquisitions accounted for approximately $0.3 million of additional selling and administrative expenses.

Research and development expenses have decreased approximately $0.8 million (or 33%) to $1.5 million in 2002 from $2.3 million in 2001. In 2001, following our acquisition of the core eSuite functionality in September 2000, we invested substantially in the completion of the eSuite of Java (TM) architected products in order to achieve commercial stability. While ongoing research and development continued in 2002, the R&D expenditures related to these products have decreased approximately $0.8 million from the prior year. In addition, approximately $0.3 million was incurred in 2001 in the development of warehouse management products. Offsetting these decreases, the R&D expenditures on projects associated with the products of two acquisitions (Transcape in 2001 and DynaSys in 2002) increased R&D by approximately $0.3 million in 2002.

The decrease in the amortization of intangibles to $0.2 million in 2002, as compared to $3.4 million in 2001 is the direct result of two factors: (i) the write-off of intangible assets in the fourth quarter of fiscal 2001, based on an assessment of the fair market value of these assets as of September 30, 2001; and (ii) the adoption of SFAS 142 as of October 1, 2001, which substantially reduced the intangibles that are to be amortized in the future (See Note 4). Last year these intangibles were being amortized over their estimated lives ranging from 2 to 25 years. At September 30, 2001 we wrote off approximately $78.4 million, as the result of an assessment of the carrying values of our intangible assets recorded in connection with all of our acquisitions. Management undertook this assessment because of the significant negative economic trends impacting our current operations, lower expected future growth rates, a decline in our stock price, and significantly lower valuations for companies within our industry. At the time of our analysis, the net book value of our assets exceeded our market capitalization. Based on our evaluation of these factors, our belief that the decline in market conditions within our industry was significant and permanent, the consideration of all other available evidence, we determined that the Fair Market Value of our long-lived assets was less than their carrying value.

In 2001, as a result of the February 2001 acquisition of Transcape, $3.6 million of the purchase price was charged directly to expense as a write-off of in-process research and development costs, based on a valuation made by an independent valuation firm.

Interest expense increased by approximately $0.3 million to $0.5 million in 2002. This increase is due to increased working capital borrowings at the end of fiscal 2001 and early in fiscal 2002, including approximately $9 million of convertible notes payable and a $2.4 million senior credit facility in North America.

Other expenses increased approximately $4.8 million in 2002 primarily as a result of (1) a $3.7 million loss on the sale of assets (See Note 11 - Pitney Bowes asset sale) and (2) a $960,000 write off of deferred acquisition costs related to the proposed Plus acquisition (See Note 1 - Recent Developments).

The income tax provision is negligible in both years due primarily to operating losses. The income tax provision is comprised primarily of foreign taxes provided on the profit of certain subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses are an adjustment of goodwill.

Six months ended March 31, 2002 ("2002") compared to six months ended March 31, 2001 ("2001").

Operating Revenues:

Operating revenues decreased by approximately $5.6 million (or 19%) to $24.5 million in 2002.

       Products and Services

       Sales to external customers by the three significant product and service line groupings for the six months ended March 31, 2002 and 2001 (in thousands) are as follows:


                                                                                       March 31
                                                                             -----------------------------
                                                                                 2002           2001
                                                                             ------------- ---------------
       Point Solutions....................................................   $     10,894  $       14,933
       Enterprise Solutions...............................................          4,531           3,745
       Service and Maintenance............................................          9,078          11,410
                                                                             ------------- ---------------
                                                                             $     24,503  $       30,088
                                                                             ============= ===============


Point solutions products and services revenues decreased approximately $4.0 million, to $10.9 million in 2002 from $14.9 million in 2001, primarily as a result of our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11 in both North America and Europe. Sales of our mobile computing products, principally in the U.K., decreased approximately $1.7 million, as revenues in 2001 included two large contracts. Offsetting these decreases, point solutions revenues increased by approximately $0.7 million as a result of additional point solution products and services acquired during 2001 aimed at inventory, warehouse management, and the SAP market.

Enterprise solutions revenues increased to $4.5 million in 2002 from $3.7 million in 2001. Enterprise solutions revenues increased by approximately $1.8 million as a result of the acquisition of advanced planning and scheduling software in September 2001. The revenues generated by our eSuite of Java (TM) architected products and services and transportation management systems acquired in 2001 were $0.5 million higher than the revenues generated last year. This year reflects progress in recognition of license revenues, as they have previously been well below expectations, both as a result of delays in the development (now substantially complete) and roll out of the eSuite of products and the downturn in the economy. Offsetting these increases, our light directed order fulfillment systems revenues decreased $1.6 million in 2002. Sales of these products have been severely impacted by the general economic slowdown and the hesitancy of customers to commit to large systems purchases. We expect this slowdown to have a negative impact on the fiscal 2002 light directed revenues, at least into the second half of fiscal 2002.

Service and maintenance revenues have decreased approximately $2.3 million from 2001. The acquisitions of ESSC in October 2000 and SIS in June 2000 expanded our capability to provide hardware and software maintenance services in Europe. European service and maintenance has resulted in an additional $0.4 million of revenue in 2002. Our North American service and maintenance revenues decreased approximately $2.7 million in 2002, resulting primarily from a large $2.2 million cable installation project in 2001 and the reduction in the broadband cabling market, as a result of the downturn in the general economy last year.

Gross Profit:

Gross profit decreased by approximately $1.2 million (or 13%) to $8.5 million in 2002. As a percent of operating revenues, gross profit was 34.5% in 2002 as compared to 32.2% in 2001. The increase in the gross profit percentage is due, in part (approximately 4 percentage points), to the higher margin software and system sales, principally from the enterprise solutions products and services, which represented 19% of total revenues in 2002 and 12% in 2001. The gross profit percentage was also favorably impacted by a higher percentage of professional services revenues and higher product margins generated by the entities acquired during 2001 and 2002. Offsetting these increases to the gross profit percentage, point solution sales have decreased substantially, impacting the ability of the company to cover non variable costs and therefore reducing the gross profit percentage in 2002.

Operating Expenses:

Selling and administrative expenses decreased $2.6 million (or 15%) to $14.2 million in 2002. At the end of 2001 we initiated various cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising, non essential travel and other headcount-related expenses. As a result, we reduced our selling and administrative expenses by approximately $3.6 million. Offsetting this decrease, the 2001 and 2002 acquisitions accounted for approximately $1.0 million of additional selling and administrative expenses.

Research and development expenses have decreased approximately $0.6 million (or 16%) to $3.0 million in 2002 from $3.6 million in 2001. In 2001, following our acquisition of the core eSuite functionality in September 2000, we invested substantially in the completion of the eSuite of Java (TM) architected products in order to achieve commercial stability. While on going research and development continued in 2002, the R&D expenditures related to these products have decreased approximately $1.3 million from the prior year. In addition, approximately $0.4 million was incurred in 2001 in the development of warehouse management products. Offsetting these decreases, the R&D expenditures on projects associated with the products of two acquisitions (Transcape in 2001 and DynaSys in 2002) increased R&D by approximately $0.9 million in 2002.

The decrease in the amortization of intangibles to $0.4 million in 2002, as compared to $6.2 million in 2001 is the direct result of two factors: (i) the write-off of intangible assets in the fourth quarter of fiscal 2001, based on an assessment of the fair market value of these assets as of September 30, 2001; and (ii) the adoption of SFAS 142 as of October 1, 2001, which substantially reduced the intangibles that are to be amortized in the future (See Note 4). Last year these intangibles were being amortized over their estimated lives ranging from 2 to 25 years. At September 30, 2001 we wrote off approximately $78.4 million, as the result of an assessment of the carrying values of our intangible assets recorded in connection with all of our acquisitions. Management undertook this assessment because of the significant negative economic trends impacting our current operations, lower expected future growth rates, a decline in our stock price, and significantly lower valuations for companies within our industry. At the time of our analysis, the net book value of our assets exceeded our market capitalization. Based on our evaluation of these factors, our belief that the decline in market conditions within our industry was significant and permanent, the consideration of all other available evidence, we determined that the Fair Market Value of our long-lived assets was less than their carrying value.

In 2001, as a result of the February 2001 acquisition of Transcape, $3.6 million of the purchase price was charged directly to expense as a write-off of in-process research and development costs, based on a valuation made by an independent valuation firm.

Interest expense increased by approximately $1.6 million to 2.0 million in 2002. This increase is due to increased working capital borrowings at the end of fiscal 2001 and early in fiscal 2002, including approximately $9 million of convertible notes payable and a $2.4 million senior credit facility. As a result of an imbedded beneficial conversion feature in the $2.0 million convertible notes payable, the Company incurred a non-cash interest charge of approximately $1.2 million. Offsetting this increase was the payment or settlement during 2001 of certain acquisitions related debt.

Other expenses increased approximately $4.8 million in 2002 primarily as a result of (1) a $3.7 million loss on the sale of assets (See Note 11 - Pitney Bowes asset sale) and (2) a $960,000 write off of deferred acquisition costs related to the proposed Plus acquisition (See Note 1 - Recent Developments).

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

From October 1, 2001 through March 31, 2002 we have raised approximately $7.7 million (net of cash transaction costs) through the issuance of: (1) Series "B" Convertible Preferred Stock to Pitney Bowes valued at $1 million; (2) $3 million in notes payable convertible into Series "C" Convertible Preferred Stock to Midmark Capital II, LP; (3) $1.5 million of demand notes payable from Pitney Bowes and Midmark Capital II L.P. and (4) $2.4 million in a senior credit facility collateralized by North American accounts receivable. During the same period, we paid various debt obligations ($1.0 million) and approximately $6.3 million was used for operating activities. At March 31, 2002, the above activities resulted in a net cash balance of $1.6 million (an increase of $0.2 million) and a negative working capital balance of $18.5 million.

Outlook

We do not anticipate reaching the point at which we generate cash in excess of our operating expenses until September 2002 at the earliest, about which there can be no assurance. We previously estimated that we would require significant additional funds aggregating approximately $10 million for the period from January 1, 2002 through June 30, 2002 to meet accrued non-operating obligations, working capital to fund operating losses, interest, capital expenditures, expenses related to cost-reduction initiatives, and potential liabilities related to pending litigation (see Note 10 to Consolidated Financial Statements). Since that time despite certain cost cutting measures and additional fund raising, the delays in the closing of most of the asset sales has caused the Company to continue to generate operating losses. As a result, the amount of additional funds now needed from April 1 to September 30 is estimated to be approximately $7 million.

Our sources of ongoing liquidity include the cash flows of our operations, cash available from various existing credit lines, potential new credit facilities, potential additional equity investments, and sales of our non-core assets. Consequently, Vertex continues to aggressively pursue additional debt and equity financing, restructure certain existing debt obligations, reduce its operating expenses, and is structuring its overall operations and resources around high margin enterprise products and services. However, in order to remain in business, the Company must complete the successful sale of assets and raise additional cash in a timely fashion.

Subsequent to March 31, the following initiatives have been completed or are in process to raise the required funds:

       (i) MidMark Capital Partners loaned Vertex an additional $1 million in the form of a demand note.

       (ii) We have retained a financial advisor to assist us in assessing strategic alternatives. As a result of their efforts, we have signed a letter of intent for the sale of our wireless and cabling installation division for $1.8 million, of which $1.0 million is expected to be in cash. This transaction is currently expected to close on or before June 5, 2002.

       (iii) We have reached agreement in principal to sell our Netweave product line for an aggregate of $0.4 million. This transaction is expected to close in May 2002.

       (iv) We are actively seeking to sell various components of our European business, including (a) the point solutions business in the UK (the sale of the Irish portion of the point solutions business closed in early May); (b) the bar code reseller portion of our businesses in Europe; and (c) the service and maintenance units in Italy, France and the UK. Our estimate of the $7 million to be raised includes the anticipated proceeds from these various asset sales. While firm offers have been received for certain of these businesses, the closing documents have not yet been completed. For certain of the other businesses offers are still being obtained.

       (v) We are currently reviewing our options with respect to those business units for which there is no buyer, with the intent of minimizing the future cash outlays.

While we are continuing our efforts to reduce costs, gain scale, sell non-core business operations, resolve lawsuits on favorable or non-cash terms and obtain shareholder approval for the conversion of certain notes payable, there is no assurance that we will achieve these objectives. In addition, we continue to pursue opportunities to raise both debt and equity financing. However, there can be no assurance that we will be able to raise additional financing in the timeframe necessary to meet our immediate cash needs, or if such financing is available, whether the terms or conditions would be acceptable to us.

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

Part II       Other Information

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

In a related action, on December 10, 2001 the ATS Shareholders filed a complaint in the United States District Court for the District of New Jersey entitled Russell McCabe, et al. v. Ernst & Young, LLP et al, against Ernst & Young LLP, Nicholas R.H. Toms, Hugo Biermann, Gregory Thomas, Edwardstone & Company, Inc., Wayne Clevenger, Joseph Robinson, MidMark Capital, LP, Otto Leistner, Bunter B.V.I., Ltd., George Powch, Stephen M. Duff, The Clark Estates, Inc., Raymond Broek, Donald Rowley, Douglas L. Davis, Barbara H. Martorano and Jacqui Gerrard. Vertex itself is not a defendant in this action. The defendants are our former auditors, and certain shareholders, officers and directors individually. The ATS Shareholders are seeking damages in the amount of $40,000,000 plus punitive and statutory treble damages based upon, among other things, allegations that Vertex failed to register stock of the ATS Shareholders by a certain date. Counsel has been retained and we understand that the defendants intend to contest the ATS shareholders' claims vigorously.

On November 20, 2001, an action was commenced in the Superior Court of California, County of Los Angeles, SouthWest District entitled Reichman et al.
v. Vertex Interactive, Inc. et al. The action was brought against Vertex, Nicholas R.H. Toms, our Chief Executive Officer, Douglas Davis, our former Vice President of North America, Marketing and Business Development, Wayne Clevenger, a director, Joseph R. Robinson, a director, Stephen M. Duff, a former director, George Powch, a former director, Gregory N. Thomas, a former director and Otto Leister, a director. Plaintiffs are former shareholders of Positive Developments, Incorporated, a company we acquired on June 30, 2000. The suit alleges that the common shares of Vertex issued to the Positive shareholders in exchange for their respective interests in Positive Developments, Incorporated, were not registered with the Securities and Exchange Commission on a timely basis. The Positive shareholders allege that as a result they were not able to sell their shares of Vertex during specific time periods and were damaged thereby. The relief requested includes $4,000,000 in damages and a rescission of the Stock Purchase Agreement between the parties. We have denied the allegations and are vigorously defending the matter. In February 2002, the action against the named individuals, other than Nicholas R.H. Toms and Douglas Davis, was dismissed with prejudice.

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

Acquisitions

On October 5, 2001, the Company acquired all the capital stock of Euronet Consulting S. r. l. ("Euronet") for 684,620 unregistered shares of our common stock, subject to certain post-closing price adjustments. On February 25, 2002, we issued an additional 231,924 of our unregistered shares to the selling shareholders in partial consideration of this price adjustment. The shares were issued pursuant to Rule 903 of Regulation S under the Securities Act of 1933.

Private Placements

On June 19, 2001, the Company issued in the aggregate $5,500,000 of convertible notes payable to Midmark Capital L.P., Midmark Capital II L.P., and certain individuals related to these two entities (collectively "Midmark Capital"). On March 7, 2002, the Company and Midmark Capital amended this agreement, and Midmark Capital converted $805,755 of principal and associated accrued interest outstanding under the Note into 997 shares of the Company's unregistered Series "C" Convertible Preferred Stock at the conversion price of $1,000 for each share. These unregistered shares were issued to "accredited investors" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Settlement Agreements

On January 30, 2002 the Company issued 102,663 shares of the Company's unregistered stock to Stefano Guiducci, an employee, in consideration for salary and taxes earned but not taken in the amount of $122,169 for the period covering January 1, 2001 to September 30, 2001. The unregistered shares were issued pursuant to Rule 903 of Regulation S under the Securities Act of 1933.

In connection with the January 25, 2002 settlement of a lawsuit, the Company issued 1,500,000 of its unregistered options at an exercise price of $.80 per share. These options were issued within the meaning of Rule 501 and pursuant to Rule 505 of Regulation D under the Securities Act of 1933.

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

         10.70   Accounts Receivable Purchase Agreement dated February 27, 2002 between Vertex
                 Interactive, Inc., its North American subsidiaries and Laurus Master Fund, Ltd.

         10.71   Form of Conversion Agreement between Vertex Interactive, Inc. and MidMark dated March
                 7, 2002 and the Amended and Restated Convertible Promissory Note dated March 7, 2002

         10.72   Asset Purchase Agreement between Vertex, Renaissance and Pitney Bowes dated April 19,
                 2002



         (b) The following Reports on Form 8-K were filed during the period:

             Form 8-K dated March 8, 2002, filed March 29, 2002 regarding the amendment and partial conversion of the $5.5 million Convertible Note Payable to Midmark Capital II, L.P. and certain of its affiliates.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   VERTEX INTERACTIVE, INC
                                   Registrant


                                   By: /s/ Mark A. Flint
                                       ---------------------------------
                                       Mark A. Flint
                                       Chief Financial Officer


                                   By: /s/ Raymond J. Broek
                                       ----------------------------------
May 20, 2002                           Raymond J. Broek
                                       Vice President, Finance/Treasurer