Form 10-Q
period 2002-06-30
VERTEX INTERACTIVE INC
filed 2002-10-02
CIK 779681

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                         ______________

                            Form 10-Q
                         ______________

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarter ended June 30, 2002

                             0-15066
                     Commission file Number
                         ______________

                    VERTEX INTERACTIVE, INC.
     (Exact name of registrant as specified in its charter)
                         ______________

        New Jersey                      22-2050350
 (State of Incorporation)    (I.R.S. Employer Identification No.)

140 Route 17 North, Suite 250
Paramus, New Jersey                                     07652
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

Yes X  No

Common stock, par value $.005 per share: 37,201,978 shares outstanding as of September 25, 2002.

Preferred stock, Series "A", par value $.01 per share: 1,356,852 shares outstanding as of September 25, 2002.

Preferred stock, Series "B", par value $.01 per share: 1,000 shares outstanding as of September 25, 2002.

Preferred stock, Series "C", par value $.01 per share: 997 shares outstanding as of September 25, 2002.

            VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                            FORM 10-Q

                          June 30, 2002

                              INDEX

                                                               Page
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

          Consolidated Balance Sheets - June 30, 2002 and
          September 30, 2001                                    3

          Consolidated Statements of Operations - Three and
          nine months ended June 30, 2002 and 2001              5

          Consolidated Statements of Changes in
          Stockholders' Equity (Deficit) - For the year ended
          September 30, 2001 and nine months ended June 30,
          2002.                                                 6

          Consolidated Statements of Cash Flows - Nine
          months ended June 30, 2002 and 2001                   7

          Notes to Consolidated Financial Statements            8

Item 2.   Management's Discussion and Analysis Of
          Consolidated Financial Condition and
          Results of Operations                                24

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                          34



PART II   OTHER INFORMATION


Item 1.   Legal Proceedings                                    35

Item 2.   Changes in Securities and Use of Proceeds            36

Item 4.   Submission of Matters to a Vote of Security
          Holders                                              38

Item 6.   Exhibits and Reports on Form 8-K                     38



                         VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                         ASSETS


                                                  June 30, 2002      September 30, 2001
                                                  -------------      ------------------
                                                  (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                       $  1,186,543             $  1,411,222
Accounts receivable, less allowance
   for doubtful accounts  of $878,405
   and $380,568 at  June 30, 2002 and
   September 30, 2001                              1,834,060               11,224,533
Inventories, net                                   1,421,236                5,065,214
Prepaid expenses and other current assets            355,491                1,521,730
                                                   ---------               ----------
   Total current assets                            4,797,330               19,222,699


PROPERTY, EQUIPMENT, AND CAPITAL LEASES
Property and Equipment                             1,405,226                6,283,848
Capital Leases                                             -                  350,168
                                                   ---------               ----------
   Total property, equipment and capital leases    1,405,226                6,634,016

Less: Accumulated depreciation and amortization   (1,158,497)              (2,270,097)
                                                  ----------               ----------

Net property, equipment and capital leases           246,729                4,363,919


OTHER ASSETS:
Intangible Assets, net of amortization of
   $2,498,833 at June 30, 2002 and $3,866,959
   at September 30, 2001                          18,963,796               28,349,587
Capitalized software, net of amortization
   of $86,817 at  June 30, 2002 and $24,426
   at September 30, 2001                             260,452                  420,554
Other assets                                         511,319                1,082,524
                                                  ----------               ----------
Total other assets                                19,735,567               29,852,665
                                                  ----------               ----------
Total assets                                   $  24,779,626            $  53,439,283
                                               =============            =============

See notes to consolidated financial statements.

                          VERTEX  INTERACTIVE, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   June 30, 2002       September 30, 2001
                                                   -------------       -----------------
                                                    (Unaudited)
CURRENT LIABILITIES:
Current portion of obligations under
  capital leases                                    $   115,650          $       163,425
Bank credit lines                                     1,337,813                1,824,528
Senior credit facility                                  904,176                        -
Notes payable                                         1,602,500                2,677,517
Notes payable - related parties                       2,476,775                  359,375
Mortgage notes payable current portion                        -                   75,793
Accounts payable                                      4,107,539                8,432,386
Liabilities associated with assets held for sale      7,122,470                        -
Litigation related accruals                           4,723,074                3,856,948
Other accrued expenses and liabilities                4,661,742               10,617,604
Advances from customers                                 320,563                  612,077
Deferred revenue                                      1,679,279                5,739,843
                                                     ----------               ----------
Total current liabilities                            29,051,581               34,359,496

LONG-TERM LIABILITIES:
Obligations under capital leases                         18,704                  106,201
Mortgage notes payable                                        -                1,392,858
Convertible notes payable - related parties           7,718,717                5,500,000
Other long term liabilities                                   -                  130,201
                                                     ----------                ---------
Total long-term liabilities                           7,737,421                7,129,260

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Series A preferred stock, par value $.01 per
  share; 2,000,000 shares authorized, 1,356,852
  issued and outstanding($10,000,000 aggregate
  liquidation preference)                                13,569                   13,569
Series B preferred stock, par value $0.01 per
  share;1,000 shares authorized, 1,000 issued and
  outstanding ($1,000,000 aggregate liquidation
  preference)                                                10                        -
Series C preferred stock, par value $0.01 per
  share;10,000 shares authorized, 997 issued and
  outstanding ($997,000 aggregate liquidation
  preference)                                                10                        -
Common stock, par value $.005 per share;
  75,000,000 shares authorized; 36,791,674 and
  34,909,506 shares issued at June 30, 2002 and
  September 30, 2001, respectively                      183,959                  174,548
Additional paid-in capital                          154,757,767              149,321,766
Deferred compensation                                         -                 (180,557)
Accumulated deficit                                (164,742,801)            (135,907,323)
Accumulated other comprehensive loss                 (2,176,721)              (1,426,307)
                                                    ------------            -------------
                                                    (11,964,207)              11,995,696
Less: Treasury stock, 40,055 shares (at cost)           (45,169)                 (45,169)
                                                    ------------            -------------
Total stockholders' equity (deficit)                (12,009,376)              11,950,527
                                                    ------------            -------------
Total liabilities and stockholders'
  equity (deficit)                                  $24,779,626             $ 53,439,283
                                                   =============            =============


See notes to consolidated financial statements.

                           VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                               Three Months Ended June 30,   Nine Months Ended June 30,
                               --------------------------    -------------------------
                                   2002         2001            2002           2001
                               ------------ -------------    ----------     ----------
OPERATING REVENUES             $9,959,263   $14,128,256     $34,462,006    $44,216,326

COST OF SALES                   6,652,146     8,369,764      22,694,985     28,757,955
                               -----------  -------------    ----------     ----------
GROSS PROFIT                    3,307,117     5,758,492      11,767,021     15,458,371
                               -----------  -------------    ----------     ----------
OPERATING EXPENSES:

Selling and administrative      6,008,035     9,543,110      20,170,027     26,296,312
Research and development          809,080     1,988,587       3,807,825      5,541,072
Depreciation and amortization
  of intangibles                  288,443     4,473,051       1,169,909     11,243,866
In-process R&D write-off and
  merger related expenses               -             -               -      3,600,000
                                ----------  -------------   -----------     ----------
Total operating expenses        7,105,558    16,004,748      25,147,761     46,681,250
                                ----------  -------------   -----------     ----------
OPERATING LOSS                 (3,798,441)  (10,246,256)    (13,380,740)   (31,222,879)

OTHER INCOME AND (EXPENSES):
Interest income                    27,874        46,610          93,855        136,824
Interest expense                 (501,190)     (157,985)     (2,468,787)      (552,145)
Loss on assets held for sale   (5,339,932)            -      (9,194,685)             -
Provision for litigation       (3,120,000)            -      (3,120,000)             -
Other                             296,346       (50,064)       (630,278)       (24,727)
                               -----------   -----------    ------------    -----------
Net other income (expense)     (8,636,902)     (161,439)    (15,319,895)      (440,048)
                               -----------   -----------    ------------    -----------
LOSS BEFORE INCOME TAXES      (12,435,343)  (10,407,695)    (28,700,635)   (31,662,927)

Income Tax Provision               32,690        59,059         134,843        104,335
                              ------------  ------------    ------------   ------------
NET LOSS                     $(12,468,033) $(10,466,754)   $(28,835,478)  $(31,767,262)
                              ============  ============    ============   ============
Net loss per share of
Common Stock:

Basic and diluted                   ($.35)        ($.31)          ($.82)        ($1.06)
                                    ======        ======          ======        =======
Weighted Average Number of
Shares Outstanding:

Basic and diluted              35,754,249    33,523,078      35,227,651     30,086,701


See notes to consolidated financial statements.

                              VERTEX INTERACTIVE INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN
                                   STOCKHOLDERS' EQUITY (DEFICIT)
                                       (Fiscal 2002 unaudited)

                                         Preferred Stock           Common Stock      Additional
                                         ---------------       -------------------     Paid-In
                                        Shares     Amount       Shares      Amount     Capital
                                        ------     ------      -------      ------  -----------
Balance September  30, 2000                   -    $    -    26,267,947  $131,340 $ 99,563,198

Exercise of stock options                                       437,481     2,187      908,297
Issuance of stock in connection with
  new investors, net of expenses                              4,186,754    20,933    7,830,033
Stock options issued to non-employees                                                1,465,756
Issuance of stock in connection with
  retirement of debt and other obligations                      576,501     2,883    2,496,009
Issuance of stock and stock options
  in connection with acquisitions         1,356,852  13,569   3,440,823    17,205   37,014,273
Deferred compensation                                                                   44,200
Amortization of deferred compensation
Other Comprehensive income (loss),
  net of tax:
    Net loss
    Change in unrealized foreign
      exchange translation
      gains/losses
Comprehensive income (loss)
                                         ----------  ------- ----------  -------   -----------
Balance September 30, 2001                1,356,852  13,569  34,909,506  174,548   149,321,766
                                         ----------  ------- ----------  -------   -----------
Issuance of common stock                                         34,404      172        68,844
Issuance of Series B preferred
  stock, net of expenses                     1,000       10                            960,990
Issuance of stock in connection
  with acquisitions                                           1,676,168    8,381       930,667
Issuance of stock and stock
  options in connection with retirement
  of debt and other obligations                                 171,596      858     1,809,625
Conversion of notes payable into
  Series C Preferred Stock                     997       10                            996,990
Amortization of deferred compensation
Cancellation of common stock                                 (1,676,168)  (8,381)     (930,667)
Exercise of stock options                                     1,676,168    8,381       930,667
Settlement of acquisition related escrow                                              (500,000)
Non cash interest expense                                                            1,168,885
Other Comprehensive income (loss),
  net of tax:
    Net loss
    Change in unrealized foreign
      exchange translation
      gains/losses
Comprehensive income (loss)              --------- -------  ---------- ---------  -------------
Balance June 30, 2002                    1,358,849 $13,589  36,791,674  $183,959 $ 154,757,767
                                         ========= =======  ========== =========  =============

























                                                                   Accumulated
                                                                      Other
                             Deferred   Accumulated Comprehensive Comprehensive Treasury
                           Compensation   Deficit      Loss       Income/(Loss)  Stock    Total
                           ----------- ----------- ------------  -------------  -------   -----
Balance September 30, 2000  $(461,012) $(12,955,221)             $(1,825,411)  $(45,169) $84,407,725

Exercise of stock options                                                                    910,484
Issuance of stock in
  connection with new
  investors, net of expenses                                                               7,850,966
Stock options issued to
  non-employees                                                                            1,465,756
Issuance of stock in
  connection with retirement
  of debt and other obligations                                                            2,498,892
Issuance of stock and
  stock options in connection
  with acquisitions                                                                       37,045,047
Deferred compensation         (44,200)                                                             -
Amortization of deferred
  compensation                324,655                                                        324,655
Other Comprehensive
  income (loss), net of tax:
    Net loss                           (122,952,102)$(122,952,102)                      (122,952,102)
    Change in unrealized
      foreign exchange
      translation
      gains/losses                                        399,104     399,104                399,104
                                                      -----------
Comprehensive income (loss)                         $(122,552,998)
                             -------- -------------   ===========   ----------- --------   ----------
Balance September 30, 2001   (180,557)(135,907,323)                (1,426,307)  (45,169)  11,950,527

Issuance of common stock                                                                      69,016
Issuance of
  Series B preferred
  stock, net of expenses                                                                     961,000   Issuance of stock in
  connection with acquisitions                                                               939,048
Issuance of stock and stock
  options in connection with
  retirement of debt and
  other obligations                                                                        1,810,483
Conversion of notes payable
  into Series C Preferred Stock                                                              997,000
Amortization of deferred
  compensation                180,557                                                        180,557
Cancellation of common stock                                                                (939,048)
Exercise of stock options                                                                    939,048
Settlement of acquisition
  related escrow                                                                            (500,000)
Non cash interest expense                                                                  1,168,885
Other Comprehensive
  income (loss), net of tax:
    Net loss                           (28,835,478)  $(28,835,478)                       (28,835,478)
    Change in unrealized
      foreign exchange
       translation
      gains/losses                                       (750,414)  (750,414)               (750,414)
                                                     ------------
Comprehensive income (loss)                          $(29,585,892)
                            -------- -------------   ============  ----------- --------   ------------
Balance June 30, 2002       $     - $(164,742,801)               $(2,176,721) $(45,169) $(12,009,376)
                            ======== =============               ===========    ======  ==============

See notes to consolidated financial statements.
                                               6

                        VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                           Nine Months Ended June 30,
                                                           ---------------------------
                                                               2002            2001
                                                           -------------  ------------
Cash Flows from Operating Activities:
-------------------------------------
Net Loss                                                 $(28,835,478)    $(31,767,262)
Adjustments to reconcile net loss to
   net cash used for operating activities:
     Depreciation and amortization                          1,169,909       11,243,866
     Net loss on disposal of assets                         9,153,898            3,411
     Provision for litigation                               3,120,000                -
     Stock and stock options issued in
       consideration for services                                   -        1,431,017
     Non cash interest expense                              1,168,885                -
     Amortization of deferred compensation costs              180,557          257,581
     In-process R&D write-off                                       -        3,600,000
Changes in assets and liabilities, net of
  effects of acquisitions and disposals:
     Accounts receivable, net                               3,495,437         (827,173)
     Inventories, net                                         449,472          557,454
     Prepaid expenses and other current assets                358,447         (830,124)
     Other assets                                             980,405         (617,651)
     Accounts payable                                        (724,811)         797,188
     Accrued expenses and other liabilities                 1,993,947         (839,569)
     Advances from customers                                 (136,822)         877,686
     Deferred revenue                                        (210,228)         854,845
                                                           ------------   -------------
   Net cash used for operating activities                  (7,836,382)     (15,258,731)
                                                           ------------   -------------
Cash Flows from Investing Activities:
------------------------------------
   Additions to property and equipment                       (172,458)        (567,159)
   Proceeds from sale of assets                             1,282,775           12,536
   Acquisition of businesses, net of cash acquired                  -       (3,694,733)
                                                           ------------   -------------
   Net cash provided by (used for) investing
     activities                                             1,110,317       (4,249,356)

Cash Flows from Financing Activities:
-------------------------------------
   Loans payable bank, net                                   (614,497)        (167,043)
   Proceeds from senior credit facility and
     notes payable                                          8,303,400        5,500,000
   Payment of senior credit facility and
     notes payable                                         (2,175,205)               -
   Payment of long term liabilities                          (177,220)        (405,424)
   Proceeds from long term borrowing                                -          437,816
   Net proceeds from issuance of stock                      1,030,168        8,673,373
   Proceeds from exercise of stock options                          -          881,832
                                                           ------------    ------------
   Net cash provided by
     financing activities                                   6,366,646       14,920,554
                                                           ------------    ------------

   Effect of exchange rate changes on cash                    134,740          (56,869)
                                                           ------------    ------------
Net Decrease in Cash and Cash Equivalents                    (224,679)      (4,644,402)

Cash and Cash Equivalents at Beginning of Period            1,411,222        7,892,774
                                                           ------------    ------------
Cash and Cash Equivalents at End of Period                 $1,186,543       $3,248,372
                                                           ============    ============

See notes to consolidated financial statements.

             VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2002

                           (Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Background

Vertex Interactive, Inc. ("Vertex" or "we" or the "Company") is a global provider of supply chain management ("SCM") technologies, including enterprise software systems and applications, advance planning and scheduling capabilities, software integration, solutions that enable our customers to manage their order, inventory, warehouse and transportation needs, consultative services, and software and hardware service and maintenance. We serve our clients through three (3) general product and service lines: (1) enterprise solutions; (2) point solutions; and, (3) service and maintenance for our products and services, including service and maintenance of software and hardware we resell for third parties. Our enterprise solutions include a suite of Java
(TM) architected software applications, applications devoted to the AS/400 customer base, advance planning and scheduling modules, as well as a portfolio of "light-directed" systems for inventory, warehouse and distribution center management. Our point solutions provide an array of products and services designed to solve more specific customer needs from managing a mobile field workforce, mobile data collection, distributed bar code printing capabilities, compliance labeling applications, automated card devices, software development tools and proprietary software serving SAP R/3 users. We provide a full range of software and hardware services and maintenance on a 24-hour, 7-days a week, 365-days a year basis, including the provision of wireless and wired planning and implementation services for our customers' facilities. As a result of various acquisitions beginning in September 1999, as described in detail in the Company's Annual Report on Form 10-K, Vertex substantially increased its portfolio of products and services that it can provide to customers through its operations in North America and Europe.

In early 2002, the Company announced its intention to focus primarily on enterprise solutions. As of September 15, 2002, the Company has sold or is in the process of selling or closing the majority of its point solutions and services operations
(See Note 2).

Recent Developments

On March 4, 2002, the NASDAQ advised the Company that for the preceding 30 consecutive trading days, the price of the
Company' s common  stock had closed at under $1.00 per share.
Pursuant  to  NASDAQ Rule  4450(e)(2),  the Company was provided
90 calendar  days  or until  June 3, 2002 to regain compliance.
On July 18, 2002,  the Company   had   an   oral  hearing  before
a   NASDAQ   Listing Qualifications  Panel  for  continued  inclusion
on the NASDAQ National Market, and on August 20, 2002, the Company was notified that the NASDAQ Listing Qualifications Panel had determined that the Company had failed to comply with the $1.00 minimum closing bid price and the minimum stockholders'equity or the market value of publicly held shares requirements for continued listing and determined to delist the Company's securities from the NASDAQ
Stock Market effective with the open of business on August 21, 2002. The Company's securities are currently trading on the NASDAQ
OTC Bulletin Board under the symbol "VETX".

Since June 30, 2002, Wayne L. Clevenger, Joseph R. Robinson and
L.G Schafran have resigned from the Company's Board of Directors.

Going Concern

Based upon our current rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time and from our own limited capital resources, there is substantial doubt as to our ability to continue as a going concern.

The  successful implementation of our business plan has required, and  will require on a going forward basis, substantial additional
funds  to finance (i)   the  growth  of  our  operations,
(ii)further development of our software to keep it technologically current, (iii) historic and expected future operating losses, and
(iv) additional selective acquisitions to achieve the scale we believe will be necessary to remain competitive in the global SCM industry.

Background

In the fiscal year ended September 30, 2001, the overall decline in the enterprise applications software and telecommunications industries had a substantial negative impact on our results of operations. These factors, in combination with the substantial additional investment incurred in completing our enterprise suite of products
and our continuing negative  operating cash   flows,  placed
significant  pressures  on  our  financial condition   and  liquidity
position.  Operating  and   investing activities resulted in cash
consumption of $21.5 million in 2001. During   fiscal  2001,  the
Company  completed   a   series   of transactions  to fund its cash
needs arising from the foregoing, including private placement sales of common shares resulting in approximately $8.8 million of proceeds (net of cash transaction costs totaling $0.8 million) and the issuance of convertible notes in an aggregate principal amount of $5.9 million. In addition, the exercise of stock options during the period totaled $0.9 million. At September 30, 2001, the above activities resulted in a net cash balance of $1.4 million (a decrease of $6.5 million) and a negative working capital balance of $15.1 million.

From  October  1,  2001  through June 30,  2002  we  have  raised approximately $9.3 million (net of cash transaction costs) through the issuance of: (1) Series "B" Convertible Preferred Stock to Pitney Bowes valued at $1 million; (2) $3 million in notes payable convertible into Series "C" Convertible Preferred Stock to Midmark Capital II, LP; (3) $3.1 million of demand notes payable from Pitney Bowes and Midmark Capital II L.P. and (4) $2.4 million in a senior credit facility collateralized by North
American  accounts receivable. During the same period,  we   sold
the source code, documentation and all related rights to the TMS product line to Pitney Bowes in exchange for $1.65 million, which included the cancellation of the $1.0 million Pitney Bowes promissory note and related accrued interest; sold the Netweave product line for approximately $0.5 million of cash and the assumption of $0.4 million of liabilities; sold certain of the Irish product lines for approximately $0.2 million; paid various debt obligations ($3.0 million) and approximately $7.8 million was used for operating activities. At June 30, 2002, the above activities resulted in a net cash balance of $1.2 million
(a decrease of $0.2 million) and a negative working capital balance of $24 million.

Outlook

In light of current economic conditions and the general expectation that there will be no significant upswing in the economy or technology capital expenditures until the second half of 2003, we do not now anticipate reaching the point at which we generate cash in excess of our operating expenses until June 2003 at the earliest, about which there can be no assurance. We previously estimated that we would require significant additional funds aggregating approximately $7 million for the period from April 1,

2002 through September 30, 2002 to meet accrued non-operating obligations, working capital to fund operating losses, interest,
capital   expenditures,   expenses  related   to   cost-reduction
initiatives,  and  potential  liabilities  related   to   pending
litigation (see Note 10 to Consolidated Financial Statements). Since that time despite certain cost cutting measures and additional fund raising, the delays in the closing of most of the asset sales has caused the Company to continue to generate operating losses. As a result, the amount of additional funds now needed from July 1 to December 31 is estimated to be approximately $3 to $5 million, assuming the Company is able to settle certain of its current liabilities with non-cash transactions.

Our sources of ongoing liquidity include the cash flows of our operations, cash available from various existing credit lines, potential new credit facilities, potential additional equity investments, and sales of our remaining non-core assets.
Consequently, Vertex continues to aggressively pursue additional debt and equity financing, restructure certain existing debt obligations, reduce its operating expenses, and is structuring its overall operations and resources around high margin enterprise products and services. However, in order to remain in business, the Company must complete the successful sale of the remaining non-core assets and raise additional cash in a timely fashion.

Subsequent to June 30, 2002 the following initiatives have been completed or are in process to raise the required funds, settle liabilities and/or reduce expenses:

  (i) MidMark  Capital  Partners  loaned  Vertex   an
additional $444,500  in the form of a demand note.

 (ii) We  sold various components of our European business,
including  (a) the German point solutions business;  (b)the
UK hardware maintenance business; (c) the French based advanced planning software business; (d) the Benelux point solutions and
maintenance businesses;  and  (e)  the   French   hardware
maintenance business   for   a   total   consideration   of
approximately $7.1 million (of which $0.7 million was cash and the remainder was an assumption or forgiveness of debt).

(iii) We have ceased trading in our Italian and Irish businesses to reduce operating losses. In September 2002, after being unsuccessful in attempting to sell its three (3) Italian and three (3) remaining Irish businesses, and based on the continuing cash drain from these operations the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in Milan and Ireland, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors.

 (iv) We are currently reviewing our options with respect to those business units for which there is no current buyer, with the intent of minimizing the future cash outlays.

  (v) We are aggressively pursuing additional capital raising initiatives.

 (vi) We have continued to reduce headcount (to approximately 70 employees in our continuing North American business at September 15,2002), consolidate facilities, and generally reduce costs.

(vii) We are seeking to settle certain of our current liabilities through non-cash transactions.

While we are continuing our efforts to reduce costs, gain scale, sell non-core business operations, resolve lawsuits on favorable terms and settle certain liabilities on a non-cash basis there is no assurance that we will achieve these objectives.
In addition, we continue to pursue opportunities to raise both debt and equity financing. However, there can be no assurance that we will be able to raise additional financing in the timeframe necessary to meet our immediate cash needs, or if such financing is available, whether the terms or conditions would be acceptable to us.


The financial statements have been prepared on a basis that contemplates Vertex's continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments, with the exception of the provision to reduce the carrying values of the non-core assets held for sale or divestiture to their estimated net realizable value (see Note 2), relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If Vertex fails to raise capital when needed, the lack of capital will have a material adverse effect on Vertex's business, operating results, and financial condition.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals and charges related to the carrying value of net assets currently held for sale or divestiture and litigation) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending
September 30, 2002.

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

Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. We have elected to adopt the
provisions   of   SFAS   142,  including   the   provisions   for
nonamortization of intangible assets, as of October 1, 2001. Pre-tax amortization was approximately $414,000 and $10.4 million
during   the   nine  months  ended  June  30,  2002   and   2001,
respectively. Application of the nonamortization provisions of SFAS 142 resulted in a decrease in amortization expense of approximately $1.3 million in the nine months ended June 30, 2002. As a result of our analysis of the fair market value of intangible assets at September 30, 2001 and the resulting charge for impairment recorded at that time, the transitional goodwill impairment provisions of SFAS 142, did not have a significant impact on our consolidated financial statements.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early adoption permitted. These new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We are currently evaluating the potential impact, if any, that the adoption of SFAS 144 will have on our financial position, results of operations and financial reporting upon adoption effective October 1, 2002.


2. ACQUISITIONS AND DISPOSALS

Acquisitions

In October 2001, the Company acquired Euronet Consulting S.r.l. ("Euronet"), an Italian software applications consulting firm. The value of the transaction was approximately $1.1 million. The Company acquired all of the outstanding shares of Euronet for 684,620 shares of Vertex common stock, which at the date of acquisition had a fair market value of approximately $625,000, and obligations of approximately $450,000 to issue additional shares of common stock. In settlement of the obligations, the Company issued approximately 232,000 shares with an estimated fair market value of $.44 per share in February 2002 and approximately 760,000 shares with a fair market value of $.27 per share in April 2002. The accompanying consolidated financial statements assume the Euronet acquisition closed effective
October 1, 2001 and accordingly include the results of operations of Euronet from October 1, 2001.

The following table presents unaudited pro forma results of operations of the Company as if the above described acquisition together with the purchase method acquisitions completed in fiscal 2001 (including Applied Tactical Systems, Transcape, and DynaSys, as described in the Company's Annual Report on Form 10-
K), had occurred at October 1, 2000:

                              Nine months ended June 30, 2001
                              -------------------------------
Revenues.............................. $  50,319,638
Net loss..............................   (33,196,777)
Net loss per share....................         (1.04)

The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 2001, nor do they purport to be indicative of the future results of operations of the Company.

The pro forma amounts reflect the following:

- The estimated amortization of the excess of the purchase price over the fair value of net assets acquired for the nine months ended June 30, 2001 for acquisitions closed prior to June 30, 2001 and accounted for in accordance with APB 16, which amounted to approximately $11.3 million.

- The approximate number of shares issued to complete the acquisitions.

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

Abandoned Merger

During the quarter ended March 31, 2002, the Company terminated a proposed transaction with Plus Integration Supply Chain Solutions, BV, ("Plus") a private supply chain management software and solutions provider headquartered in Haarlem, the Netherlands, and charged to other expense approximately $960,000 of deferred acquisition costs (primarily legal, accounting and other professional service fees) incurred with respect to the proposed transaction.

Sales or Divestitures of Non-Core Businesses

The Company developed and initiated a plan in the quarter ended June 30, 2002 that, if consummated in its entirety, would result in the sale or divestiture of assets or closings of businesses that are not part of the Company's current strategic plan or have not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has ceased operations or sold (or has reached agreements to sell) certain businesses and assets and is actively seeking buyers for the remaining assets and businesses that are not considered part of its plan. Accordingly, such net assets and liabilities of these businesses are classified as Liabilities Associated with Assets Held for Sale in the accompanying June 30, 2002 balance sheet.

In the quarter ended June 30, 2002, a provision of approximately $5.4 million has been recorded to reduce the carrying values of these net assets to their estimated net realizable values and to record estimated transaction and closing costs of this plan. Retained liabilities are generally carried at their contractual or historical amounts. The ultimate amounts required to settle these retained liabilities will differ from estimates, based on contractual negotiations and the outcome of certain legal actions and filings. Severance benefits, if any, will be recorded in the period that the formal notification and communication of the terminations occur.

The following is a summary of net assets and retained liabilities as of June 30, 2002:

Receivables, net                                 $  5,448,172
Inventories,net                                     3,343,470
Property and equipment, net                         2,645,280
Intangible assets (goodwill)                        2,390,395
Other assets                                        1,263,552
Accounts payable                                   (4,196,182)
Accrued liabilities                               (12,095,559)
Advances to customers and deferred revenue         (3,902,064)
Mortgage notes payable                               (932,516)
Other liabilities                                  (1,087,018)
                                                 -------------
Net liabilities retained on non core businesses  $ (7,122,470)
                                                 =============

Bank debt totaling $1,337,813 at June 30, 2002 that arose from these operations is not classified as a component of the "Liabilities Associated with Assets Held for Sale".

The results of these businesses and assets for the three and nine months ended June 30, 2002 are not segregated from other businesses in the accompanying statements of operations as they are not considered distinct segments or discontinued operations.

In addition, the Company expects to record a nonrecurring aggregate net gain in the three months ending September 30, 2002 related to the sales of those European businesses completed in July and August 2002 (see Note 11).

DISPOSALS

During the three months ended June 30, 2002, the Company completed the sale of three product lines:

1) In April 2002 the Company sold the source code, documentation and all related rights to the TMS product line to Pitney Bowes in exchange for $1.65 million, which included the cancellation of the $1.0 million Pitney
Bowes promissory note and related accrued interest (see Note 8).
In connection with this sale, Vertex eliminated 34 positions.


2) In May 2002 the Company sold a portion of its mobile computing solutions business in Ireland in exchange for approximately $0.2 million of cash and the assumption of approximately $0.2 million of liabilities.

3) In June 2002 the Company sold the source code, documentation and all related rights to the NetWeave software product line to a company established by former employees of the Company. The proceeds included approximately $0.5 million in cash and the assumption of approximately $0.4 million of deferred revenue liabilities.

The aggregate net loss of approximately $3.8 million on these three transactions is included in the Loss on Assets Held for Sale component of other income (expense), most of which had been accrued at March 31, 2002.

3. INVENTORIES

Inventories consist of the following:

                                      June 30,    September 30,
                                        2002         2001
                                    ----------   ------------
  Raw materials                       $903,381    $1,032,603
  Work in process                      207,643       754,146
  Finished goods and parts             310,212     3,278,465
                                    ----------   ------------
                                    $1,421,236    $5,065,214
                                    ==========   ============

At June 30, 2002 inventories of the European operations held for sale amounted to approximately $3.3 million and are presented on the balance sheet in Liabilities Associated with Assets Held for Sale.

4. INTANGIBLE ASSETS

Intangible assets consist of the following:
  Subject to Amortization
                                                     Additions/
                          Estimated  September 30,  Amortization                 June 30,
                            Life        2001          Expense     Disposals       2002
Gross Cost
   Covenant Not To Compete   2 yrs  $   300,000          -     ($  300,000)(1)  $       -
   Technology                5 yrs    2,800,000          -     ( 2,800,000)(2)          -
   Capitalized  Software     3 yrs      444,980          -         (97,711)(3)    347,269
   Software License          5 yrs    1,028,890          -      (1,028,890)(3)          -
                                      ---------                 -----------       -------
                                      4,573,870          -      (4,226,601)       347,269
Accumulated Amortization
   Covenant Not To Compete              237,500       62,500      (300,000)(1)          -
   Technology                           466,664      349,998      (816,662)(2)          -
   Capitalized Software                  24,426      103,101       (40,710)(3)     86,817
   Software License                     222,924      154,332      (377,256)(3)          -
                                      ---------      -------     -------------     ------
                                        951,514      669,931    (1,534,628)        86,817
Net Book Value
   Covenant Not To Compete               62,500      (62,500)            -              -
   Technology                         2,333,336     (349,998)   (1,983,338)(2)          -
   Capitalized  Software                420,554     (103,101)      (57,001)(3)    260,452
   Software License                     805,966     (154,332)     (651,634)(3)          -
                                      ---------     ---------    -------------    -------
                                    $ 3,622,356   ($ 669,931) ($ 2,691,973)     $ 260,452
                                    ===========   ===========  ============      ========

(1)   The  Covenant  Not To Compete became fully  amortized in February of 2002.
(2)   The Technology intangible asset was sold in April 2002.
(3) The software license and certain capitalized software was sold in June 2002.

Total aggregate amortization expense for each of the fiscal years ending 2002, 2003, 2004 and 2005 are estimated to be $700,000,
$100,000, $100,000 and $26,000, respectively. No amortization is currently anticipated beyond 2005.

  Not Subject to Amortization

                          September 30,      Additions/      Disposals/         June 30,
                              2001       Foreign  Exchange   Reclasses            2002
   Carrying Value
     Goodwill            $ 24,632,970      $1,571,266(5)  ($ 7,240,440)(4)(6) $ 18,963,796
     Acquired Workforce       520,000               -         (520,000)(4)(6)            -
                         ------------      ----------     -------------       ------------
                         $ 25,152,970      $1,571,266     ($ 7,760,440)       $ 18,963,796
                         ============      ==========     =============       ============

(4) Goodwill of approximately $3.0 million and Acquired Workforce related to the Transcape acquisition were written off in connection with its sale in April 2002 (see Note 2).
(5)  The additions to goodwill during the nine months ended June
     30, 2002 relate primarily to the acquisition of Euronet (see
     Note 2), as well as foreign exchange translation adjustments on European goodwill.
(6) Goodwill disposals/reclasses of approximately $4.2 million relate to European assets held for sale at June 30, 2002 and are classified in the accompanying June 30, 2002 balance sheet in Liabilities Associated with Assets Held for Sale.

5. BANK LINES OF CREDIT

The Company maintains lines of credit with several banks in Europe, which allow it to borrow in the applicable local currency. These lines of credit total approximately $1.9 million and are concentrated in Italy, France and the Netherlands. The Company's lines of credit generally are collateralized by the accounts receivable of the respective subsidiary. As of June 30, 2002 the Company had outstanding balances of approximately $1.3 million on these foreign lines of credit. These loans bear interest at rates ranging from 5.5% to 10.8%.

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

In February 2002, the Company and Laurus amended and restated the convertible note payable and entered into a Senior Credit Facility with a maximum borrowing availability of $2,405,000. The borrowings under this facility ($904,176 at June 30, 2002) are collateralized by all of the North American accounts
receivable  of  the  Company.   In addition,  such  borrowings
are collateralized by all of the tangible and intangible assets of the Company and its North American subsidiaries, subordinated to the security interests under certain Notes Payable of Midmark Capital and affiliates. Interest accrues on the outstanding balance at 1.67% per month and the Company pays a management fee equal to 1.5% of all purchased invoices under the Accounts Receivable Purchase Agreement.

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

7. NOTES PAYABLE - RELATED PARTIES

Long-Term:

On June 19, 2001 and subsequently amended in November 2001 and again in January 2002, the Company issued in the aggregate $5,500,000 of convertible notes payable to Midmark Capital L.P., Midmark Capital II L.P., and certain individuals related to these two entities (collectively "Midmark Capital"). These notes were to automatically convert into shares of Vertex common stock on the day that the Company obtains the requisite shareholder approval for the issuance of shares to Midmark Capital. In the event that shareholder approval was not obtained by September 30, 2003, the principal amount plus any accrued interest (at prime rate, which was 4.75% at June 30, 2002) will become immediately due and payable. The notes were to convert, subject to future events, into (i) Vertex common stock at a future market price no higher than $1.31 per share or (ii) 5,500 shares of Series "C" Preferred Stock, which were convertible into 6,545,000 common shares at $0.84 per share. The Company was required to register the underlying common shares. In the event of a shareholder rejection, or prepayment prior to shareholder approval, the interest rate on the notes would have increased retroactively to 14%.

In March 2002, the Company agreed to amend the $5.5 million of convertible notes payable issued in June 2001. The amendment removed both the requirement for shareholder approval and the automatic conversion feature, and set the maturity date for September 30, 2003. Concurrent with the amendment of these notes, Midmark Capital elected to convert approximately $782,000 of principal and $218,000 of accrued interest into 997 shares of
Series "C" preferred stock. The amended convertible notes payable of $4,718,717 accrue interest at prime and are convertible into Series" "C" preferred shares at a conversion price of $1,000 per share. The Series "C" preferred shares in turn are convertible into Common Shares at $0.84 per share.

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

Collectively, the $7,718,717 of convertible notes at June 30, 2002 described above are collateralized by all tangible and intangible property of the Company, except that the holders have executed in favor of certain senior lenders a subordination of their right of payment under the Notes and the priority of any liens on certain assets, primarily accounts receivable. Subsequent to June 30, 2002, these convertible notes were reduced by $6.0 million with the sale of the French based advanced planning software business to MidMark (See Note 11).

Current:

In August 2001, the Company issued a $359,375 convertible note payable to PARTAS AG, which is owned by one of its Directors. This note will automatically convert into 250,000 shares of Vertex common stock on the day that the Company obtains the requisite shareholder approval for the issuance of shares to PARTAS AG. Since shareholder approval was not obtained by February 22, 2002, the principal amount plus any accrued interest (at prime rate which was 4.75% at June 30, 2002) became immediately due and payable. Subsequent to June 30, 2002, this convertible note payable was fully settled with the sale of the German point solutions business (See Note 11).

During 2002, the Company has borrowed $2,117,400 from Midmark Capital II L.P. These notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under the long-term convertible notes payable above. Subsequent to June 30, 2002, the Company borrowed an additional $444,500 from Midmark II L.P. under the same terms and conditions as the prior Midmark demand notes.

The conversion rates of all the above Midmark notes are subject to certain antidilution provisions.

8. NOTES PAYABLE

The Company has a note payable with a remaining balance of approximately $540,000 bearing interest at 8% for the September 1999 acquisition of ICS International AG (ICS) in Germany. This note and a non-interest bearing loan of approximately $350,000 are currently past due. Subsequent to June 30, 2002, the interest bearing and non-interest bearing notes were fully settled with the sale of the German point solutions business (See Note 11) and are included in the Liabilities Associated with Assets Held for Sale. The Company had approximately $1.5 million in promissory notes payable, bearing interest at 8%, related to the September 2000 acquisition of Renaissance Software, Inc., which were originally due on June 30, 2001. On August 9, 2001, the Company renegotiated the terms of these notes and in return for 147,000 shares of stock (valued at approximately $162,000), the notes were payable in two installments: $250,000 due on August 15, 2001, and the remaining balance, plus accrued interest from June 30, 2001, due on September 30, 2001. The Company paid the August 15, 2001 installment and has not paid the remaining past due $1.25 million obligation (See Note 10).

In October 2000 the Company purchased the assets and business of three former European service and maintenance divisions of Genicom International (collectively referred to as "ESSC") for approximately
$2 million in cash at closing and a deferred cash payment of $500,000 due on September 1, 2001. The Company paid $125,000 in December 2001 and has not paid the remaining $375,000 balance. At June 30, 2002, 263,158 shares of Vertex common stock collateralize the unpaid balance.

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

On February 1, 2002, the Company closed on a $1.0 million promissory note with Pitney Bowes Inc., payable on demand after February 15, 2002, with interest at 12%. This note was collateralized by all tangible and intangible property of the Company, except that the holders had executed (i) in favor of certain senior lenders a subordination of their right of payment under the note and the priority of any liens on certain assets, primarily accounts receivable and (ii) an Intercreditor Agreement with Midmark Capital, which was entered into in connection with this promissory note. In April 2002, this note was fully settled with the sale of source code, documentation and all related rights to the TMS product line to Pitney Bowes (see Note 2).

9. STOCKHOLDERS' EQUITY (DEFICIT)

In January 2002, the Company issued 102,663 shares valued at $122,000 to an employee to settle an obligation for deferred compensation. Also in January 2002, the Company granted options to purchase an aggregate 1,800,000 common shares at $.80 per share in connection with the settlement of certain litigation. The Company also placed an equivalent number of common shares into escrow to be available upon exercise of these options. Of the 1,800,000 shares issued into escrow, 1,500,000 were unregistered shares. The settlement agreement also required the Company to register these shares by April 30, 2002, or an additional monthly cash payment would be required until the shares are registered. The Company has not registered these shares and has not made additional monthly cash payments and, as part of the settlement agreement, three consent judgements have been entered against Vertex (See Note 10).

In April 2002, the Company sold 34,404 shares to its Chief Executive Officer at a price of $2.18 per share.

During the nine months ended June 30, 2002, the Company issued
1,676,168 unregistered shares of common stock to the selling shareholders of Euronet in consideration for the purchase of Euronet (See Note 2).

In November 2001, the Company granted options to Laurus, the senior credit facility lender, to purchase an aggregate of 180,000 common shares at $1.284 per share. The fair market value of these options was approximately $162,000, and was determined in accordance with the Black-Scholes formula. This amount was recorded as additional paid in capital, as well as a deferred financing cost, which will be amortized to interest expense over the life of the note.

During the nine months ended June 30, 2002, the Company granted 1,841,168 stock options to employees and directors, at fair market values ranging from $.27 to $1.07 per share. Also during the period, 1,056,000 expired stock options were cancelled.

During the nine months ended June 30, 2002, options for 1,676,168 shares of common stock were exercised in return for an equivalent number of previously issued shares, which were then cancelled.

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

Pursuant to certain acquisition agreements and private placement offerings, the Company committed to register the common shares issued or issuable pursuant to options issued within specified periods of time. The Company has been unable to register the shares on a timely basis for certain of the transactions. The Company's present intent is to file a registration statement on Form S-1 as soon as possible. At June 30, 2002, the Company's obligation was to register all of the common shares issuable on conversion of preferred shares, approximately 8.5 million common shares and approximately 2.7 million shares underlying options (See Note 10).

10.  CONTINGENT LIABILITIES

We are party to certain judicial actions and an arbitration proceeding, the outcomes of which may, together, or individually, have a material negative impact on our financial condition and liquidity if we do not prevail. The items of litigation are summarized as follows:

a) On October 31, 2001, an action was commenced against Vertex alleging the default in payment of certain unsecured promissory notes in the principal aggregate sum of $1,225,000 (United States District Court; Southern District of New York, Docket #01 CIV. 9600(PKL)). The noteholders demand $1,225,000, together with interest accruing at the rate of 8% per annum from June 30, 2001.

b) On September 28, 2001 Vertex filed a Demand for Arbitration with the American Arbitration Association ("AAA") against Russell McCabe, Daniel McCabe and David Motovidlak (the "ATS Shareholders"), the former shareholders of Applied Tactical Systems, Inc., an entity which merged with Vertex pursuant to a Merger Agreement dated December 29, 2000, seeking damages resulting from the McCabe's interference with Vertex's employees and customers.
The ATS Shareholders also filed a Demand for Arbitration seeking $25,000,000 in damages based on, among other things, Vertex's alleged failure to register the ATS Shareholders' stock in Vertex by a certain date. At present, discovery is almost concluded and the ATS Shareholders' Motion for Default and/or Summary Judgment is pending. The arbitration is scheduled for trial on October 28, 2002.

In a related action, on December 10, 2001 the ATS Shareholders filed a complaint in the United States District Court for the District of New Jersey (Docket #01-5747(WHW)) entitled Russell McCabe, et al. v. Ernst & Young, LLP et al., against Ernst &
Young LLP, Nicholas R.H. Toms, Hugo Biermann, Gregory Thomas, Edwardstone & Company, Inc., Wayne Clevenger, Joseph Robinson, MidMark Capital, LP, Otto Leistner, Bunter B.V.I., Ltd.,
George Powch, Stephen M. Duff, The Clark Estates, Inc., Raymond Broek, Donald Rowley, Douglas L. Davis, Barbara H. Martorano and Jacqui Gerrard. Vertex itself is not a defendant in this action. The defendants are our former auditors, and certain shareholders, officers and directors individually. The ATS Shareholders are seeking damages in the amount of $40,000,000 plus punitive and statutory treble damages based upon, among other things, allegations that Vertex failed to register stock of the ATS Shareholders by a certain date. Counsel has been retained and we understand that the defendants intend to contest the ATS shareholders' claims vigorously. The ATS Shareholders have voluntarily dismissed defendants Donald Rowley, Douglas L. Davis, Barbara H. Martorano and Jacqui Gerrard. A Motion to dismiss the ATS Shareholders' claims against the remaining defendants is pending.

c) We also continue to defend two subsidiary customer claims resulting from projects that were in process at the time of our acquisition of the respective subsidiary. Management believes that any potential exposure with respect to these two matters would be covered by accruals established at the time of the respective acquisition.

d) On May 7, 2002 an action was commenced in the Supreme Court of the State of New York, County of New York entitled Harris Hoover
& Lewis, Inc., d/b/a Harris, Hoover and Lewis LLC ("Harris Hoover") vs. Vertex Interactive, Inc. Index no. 601722 in which Harris Hoover alleges that the Company breeched a financial advisory contract.
The claim seeks damages in the amount of $250,000. The Company has filed a counter claim alleging breech of contract, breech of fiduciary duty and intentional misrepresentation and seeks damages in an amount not less than $2,050,000 plus punitive damages.

e) As part of the settlement entered into between the Company and three former principals of a company acquired by Vertex in 2000, consent judgments in the amount of approximately $1.0 million each were entered against Vertex on July 19, 2002.
The incremental liability has been included in other expense for the three and nine months ended June 30, 2002. The Company is currently negotiating with the former owners to accept forms of payment other than cash and there can be no assurance that this matter will be settled at this time. In July 2002, the former owners have obtained a court levy upon several of the Company's bank accounts, placing a hold on approximately $70,000 of the Company's funds. The Company, together with its secured lenders, is objecting to the turnover of these funds.

f) On November 20, 2001, an action was commenced in the Superior Court of California, County of Los Angeles, SouthWest District entitled Reichman et al. v. Vertex Interactive, Inc. et al.
(the "Plaintiffs"). Plaintiffs were former shareholders of a company we acquired in 2000. In June 2002, this matter was settled on mutually agreeable terms with minimal cash outlay and no impact on results of operations. The suit is awaiting a formal dismissal.


11.  SUBSEQUENT EVENTS

During July and August, 2002, the Company has completed the sale of various components of its European business, including (a) the UK hardware maintenance business; (b) the Benelux point solutions and hardware maintenance businesses and (c) the French hardware maintenance business for a total consideration of approximately $0.3 million.

In July, the Company sold the German point solutions business to Partas AG, which is owned by one of its Directors, and a related entity, in consideration for approximately $0.4 million, including the cancellation of the Partas note payable (see Note 7) and related accrued interest.

In August, the Company sold DynaSys S.A., its French based advanced planning software business to MidMark Capital in consideration for the cancellation of $6.0 million of convertible notes payable. As part of this transaction, Vertex retains the right to repurchase on February 9, 2003 20% of the shares of DynaSys held by MidMark at the original purchase price of $1.2 million paid by MidMark. The purchase price for such shares can be paid for in newly issued 10% senior secured notes or cash, at Vertex's option. This right of repurchase is subject to among other things, an initial public offering of DynaSys common stock in the six months following the closing and that the total market capitalization of DynaSys shall be not less than $9 million at the time of repurchase.

The Company expects to recognize an aggregate net gain on the sales of these European businesses in the fourth quarter.

In July and August, 2002, the Company borrowed an additional
$444,500 million from MidMark Capital II, L.P. increasing the demand note payable (See Note 7 - current) to $2,561,900.

In September 2002, after being unsuccessful in attempting to sell its three (3) Italian and three (3) remaining Irish businesses, and based on the continuing cash drain from these operations the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in Milan and Ireland, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors.

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

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2002" and "2001" refer to the three and nine months ended June 30, 2002 and 2001, respectively.

Overview

Purchase Acquisitions:

As discussed in Note 1 to the Consolidated Financial Statements, included in the Annual Report on Form 10-K and Note 2 to the
Consolidated  Financial  Statements  included  herein,  we   have
completed a number of acquisitions since October 2000, which have substantially expanded our portfolio of products and services,
as well as our geographic reach throughout North   America   and
into  Europe.  The  magnitude   of   these acquisitions had a
significant impact on the comparability of our results of operations between 2001 and 2002. The following summary of the more significant purchase acquisitions closed during the last year is segregated by those first impacting operations in fiscal 2001 ("Fiscal 2001 Acquisitions") and those first
impacting  operations  in  fiscal  2002   ("Fiscal   2002
Acquisitions").

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

Fiscal 2002 Acquisitions:

Effective September 30, 2001, we acquired all of the outstanding stock of DynaSys, a software developer of enterprise level advance planning and scheduling applications.

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

Results of Operations

Three months ended June 30, 2002 ("2002") compared to three months ended June 30, 2001 ("2001").

Operating Revenues:

Operating  revenues decreased by approximately $4.2  million  (or
30%) to $10.0 million in 2002.

   Products and Services

   Sales to external customers by the three significant product and service line groupings for the three months ended June 30, 2002 and 2001 (in thousands) are as follows:

                                                   June 30
                                             ----------------
                                                2002     2001
                                             -------   ------
  Point Solutions........................... $ 3,934   $ 7,055
  Enterprise Solutions......................   1,899     2,455
  Service and Maintenance...................   4,126     4,618
                                              ------   -------
                                             $ 9,959   $14,128
                                             =======   =======

Point solutions products and services revenues decreased approximately $3.1 million, to $3.9 million in 2002 from $7.0 million in 2001, primarily as a result of our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11 in both North America and Europe.

Enterprise solutions revenues decreased approximately $0.6 million to $1.9 million in 2002 from $2.5 million in 2001. Enterprise solutions revenues increased by approximately $0.8 million as a result of the acquisition of the advanced planning and scheduling software in September 2001. The revenues generated by our eSuite of Java (TM)architected products and services acquired in 2001 were $0.1 million higher than the revenues generated last year. Offsetting these increases, our light directed order fulfillment systems revenues decreased $1.4 million in 2002. Sales of these products have been severely impacted by the general economic slowdown and the hesitancy of customers to commit to large systems purchases. We expect this slowdown to have a negative impact on the fiscal 2002 and 2003 light directed revenues, at least into the first half of fiscal 2003. In addition, the sale of the transportation management systems software to Pitney Bowes in April 2002 reduced revenues by $0.2 million.

Service and maintenance revenues have decreased approximately $0.5 million from 2001. European service and maintenance revenues decreased by approximately $0.2 million in 2002. Our North American service and maintenance revenues decreased approximately $0.4 million in 2002 resulting primarily from the reduction in the broadband cabling market, as a result of the downturn in the general economy last year.

Gross Profit:

Gross profit decreased by approximately $2.5 million (or 43%) to $3.3 million in 2002. As a percent of operating revenues, gross
profit  was 33.2%  in 2002 as compared to 40.8%  in  2001.   The
decrease in the gross profit margin in 2002 was impacted by certain higher margin sales in point solutions in 2001 that did not repeat in 2002 and the significant decrease in the higher margin enterprise solutions revenues, principally the light directed order fulfillment systems. The gross profit percentage was favorably impacted by a higher percentage of professional services revenues and higher product margins generated by the entities acquired during 2002, mitigating the impact of the significant reduction in light directed order fulfillment systems revenues.

Operating Expenses:

Selling and administrative expenses decreased $3.5 million (or 37%) to $6.0 million in 2002. At the end of 2001 we initiated various cost reduction measures, including a 33% reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising, non essential travel and other headcount-related expenses. As a result, we reduced our selling and administrative expenses by approximately $3.8 million. Offsetting this decrease, the 2002 acquisitions accounted for approximately $0.3 million of additional selling and administrative expenses.

Research and development expenses have decreased approximately $1.2 million (or 59%) to $0.8 million in 2002 from $2.0 million in 2001. In 2001, following our acquisition of the core eSuite functionality in September 2000, we invested substantially in the completion of the eSuite of Java (TM) architected products in order to achieve commercial stability. While ongoing research and development continued in 2002, the R&D expenditures related to these products have decreased approximately $0.4 million from the prior year. In addition, approximately $0.6 million was incurred on the transporation management systems (which product was sold in April 2002) and $0.4 million was incurred in 2001 in the development of warehouse management products. Offsetting these decreases, the R&D expenditures on projects associated with the products acquired with DynaSys in 2002 increased R&D by approximately $0.2 million in 2002.

The decrease in the amortization of intangibles to zero in 2002, as compared to $4.1 million in 2001 is the direct result of two factors: (i) the write-off of intangible assets in the fourth quarter of fiscal 2001, based on an assessment of the fair market value of these assets as of September 30, 2001; and (ii) the
adoption  of  SFAS  142  as  of  October  1,  2001,   which
substantially reduced the intangibles that are to be amortized in the future (See Note 4). Last year these intangibles were being amortized over their estimated lives ranging from 2 to 25 years. At September 30, 2001 we wrote off approximately $78.4 million, as the result of an assessment of the carrying values of our intangible assets recorded in connection with all of our acquisitions. Management undertook this assessment because of the significant negative economic trends impacting our current operations, lower expected future growth rates, a decline in our stock price, and significantly lower valuations for companies within our industry. At the time of our analysis, the net book value of our assets exceeded our market capitalization. Based on our evaluation of these factors, our belief that the decline in market conditions within our industry was significant and permanent, the consideration of all other available evidence, we determined that the Fair Market Value of our long-lived assets was less than their carrying value.

Interest expense increased by approximately $0.3 million to $0.5 million in 2002. This increase is due to increased working capital borrowings at the end of fiscal 2001 and early in fiscal 2002, including approximately $9 million of convertible notes payable and a $2.4 million senior credit facility in North America.

Other expenses increased approximately $8.1 million in 2002 primarily as a result of (1) a $5.4 million disposition/impairment charge for certain non-core assets primarily in Europe (see Note
2) and (2) a $3.1 million increase in our provision for litigation
(see Note 10).

The income tax provision is negligible in both years due primarily to operating losses. The income tax provision is comprised primarily of foreign taxes provided on the profit of certain subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses are an adjustment of goodwill.

Nine months ended June 30, 2002 ("2002") compared to nine months ended June 30, 2001 ("2001").

Operating Revenues:

Operating  revenues decreased by approximately $9.8  million (or
22%) to $34.5 million in 2002.

   Products and Services

   Sales to external customers by the three significant product and service line groupings for the nine months ended June 30, 2002 and 2001 (in thousands) are as follows:

                                                  June 30
                                              2002      2001
  Point Solutions...........................$14,827   $21,989
  Enterprise Solutions......................  6,430     6,199
  Service and Maintenance................... 13,205    16,028
                                            -------   -------
                                            $34,462   $44,216
                                            =======   =======

Point solutions products and services revenues decreased approximately $7.2 million, to $14.8 million in 2002 from $22.0 million in 2001, primarily as a result of our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11 in both North America and Europe. Sales of our mobile computing products, principally in the U.K., decreased approximately $1.8 million, as revenues in 2001 included two large contracts.

Enterprise solutions revenues increased to $6.4 million in 2002 from $6.2 million in 2001. Enterprise solutions revenues increased by approximately $2.6 million as a result of the acquisition of advanced planning and scheduling software in September 2001. The revenues generated by our eSuite of Java (TM) architected products and services and transportation management systems acquired in 2001 were $0.5 million higher than the revenues generated last year. This year reflects progress in recognition of license revenues, as they have previously been well below expectations, both as a result of delays in the development (now substantially complete) and roll out of the eSuite of products and the downturn in the economy. Offsetting these increases, our light directed order fulfillment systems revenues decreased $3.0 million in 2002. Sales of these products have been severely impacted by the general economic slowdown and the hesitancy of customers to commit to large systems purchases. We expect this slowdown to have a negative impact on the fiscal 2002 and 2003 light directed revenues, at least into the first half of fiscal 2003.

Service and maintenance revenues have decreased approximately $2.8 million from 2001. European service and maintenance has resulted in an additional $0.3 million of revenue in 2002. Hoever, our North American service and maintenance revenues decreased approximately $3.1 million in 2002, resulting primarily from a large $2.2 million cable installation project in 2001 and the reduction in the broadband cabling market, as a result of the downturn in the general economy last year. Gross Profit:

Gross profit decreased by approximately $3.7 million (or 24%) to $11.8 million in 2002. As a percent of operating revenues, gross profit was 34.1% in 2002 as compared to 35.0% in 2001. The gross profit percentage has increased due to the higher margin software and system sales, principally from the enterprise solutions products and services, which represented 19% of total revenues in 2002 and 14% in 2001. The gross profit percentage was also favorably impacted by a higher percentage of professional services revenues and higher product margins generated by the
entities   acquired  during  2001  and  2002.  Offsetting   these
increases to the gross profit percentage, point solution sales have decreased substantially, impacting the ability of the company to cover non variable costs and therefore reducing the gross profit percentage in 2002.

Operating Expenses:

Selling and administrative expenses decreased $6.1 million (or 23%) to $20.2 million in 2002. At the end of 2001 we initiated various cost reduction measures, including a 33% reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising, non essential travel and other headcount-related expenses. As a result, we reduced our selling and administrative expenses by approximately $7.0 million. Offsetting this decrease, the 2001 and 2002 acquisitions accounted for approximately $0.9 million of additional selling and administrative expenses.

Research and development expenses have decreased approximately $1.7 million (or 31%) to $3.8 million in 2002 from $5.5 million in 2001. In 2001, following our acquisition of the core eSuite functionality in September 2000, we invested substantially in the completion of the eSuite of Java (TM) architected products in order to achieve commercial stability. While on going research and development continued in 2002, the R&D expenditures related to these products have decreased approximately $1.7 million from the prior year. In addition, approximately $0.6 million was incurred in 2001 in the development of warehouse management products. Offsetting these decreases, the R&D expenditures on
projects   associated  with  the  products  acquired with our
purchase of DynaSys  in  2002 increased  R&D  by approximately
$0.5 million in 2002.

The decrease in the amortization of intangibles to $0.4 million in 2002, as compared to $10.4 million in 2001 is the direct result of two factors: (i) the write-off of intangible assets in the fourth quarter of fiscal 2001, based on an assessment of the fair market value of these assets as of September 30, 2001; and (ii)
the   adoption  of  SFAS  142  as  of  October  1,  2001,   which
substantially reduced the intangibles that are to be amortized in the future (See Note 4). Last year these intangibles were being amortized over their estimated lives ranging from 2 to 25 years. At September 30, 2001 we wrote off approximately $78.4 million, as the result of an assessment of the carrying values of our
intangible  assets  recorded  in  connection  with  all  of   our
acquisitions. Management undertook this assessment because of the
significant  negative  economic  trends  impacting  our   current
operations, lower expected future growth rates, a decline in our stock price, and significantly lower valuations for companies within our industry. At the time of our analysis, the net book value of our assets exceeded our market capitalization. Based on our evaluation of these factors, our belief that the decline in
market  conditions  within  our  industry  was  significant   and
permanent, the consideration of all other available evidence, we determined that the Fair Market Value of our long-lived assets was less than their carrying value.


In 2001, as a result of the February 2001 acquisition of Transcape, $3.6 million of the purchase price was charged directly to expense as a write-off of in-process research and development costs, based on a valuation made by an independent valuation firm.

Interest expense increased by approximately $1.9 million to 2.5 million in 2002. This increase is due to increased working capital borrowings at the end of fiscal 2001 and early in fiscal 2002, including approximately $9 million of convertible notes payable and a $2.4 million senior credit facility. As a result of an imbedded beneficial conversion feature in the $2.0 million convertible notes payable, the Company incurred a non-cash interest charge of approximately $1.2 million. Offsetting this increase was the payment or settlement during 2001 of certain acquisitions related debt.

Other expenses increased approximately $12.9 million in 2002 primarily as a result of (1) a $3.8 million loss on the sale of assets (See Note 2) (2) a $5.4 million disposition/impairment charge for certain non-core assets primarily in Europe (see Note 2),
(3) a $3.1 million increase in our provision for litigation
(see Note 10) and (4) a $960,000 write off of deferred acquisition costs related to the proposed Plus acquisition (See Note 2).

The income tax provision is negligible in both years due primarily to operating losses. The income tax provision is comprised primarily of foreign taxes provided on the profit of certain subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses are an adjustment of goodwill.

Liquidity and Capital Resources

The  successful implementation of our business plan has required, and  will require on a going forward basis, substantial additional
funds  to finance (i)   the  growth  of  our  operations,
(ii)further development of our software to keep it technologically current, (iii) historic and expected future operating losses, and
(iv) additional selective acquisitions to achieve the scale we believe will be necessary to remain competitive in the global SCM industry.

Background

In the fiscal year ended September 30, 2001, the overall decline in
the   enterprise applications software and telecommunications industries had a substantial negative impact on our results of operations. These factors, in combination with the substantial additional investment incurred in completing our enterprise suite of products
and our continuing negative  operating cash   flows,  placed
significant  pressures  on  our  financial condition   and  liquidity
position.  Operating  and   investing activities resulted in cash
consumption of $21.5 million in 2001. During   fiscal  2001,  the
Company  completed   a   series   of transactions  to fund its cash
needs arising from the foregoing, including private placement sales of common shares resulting in approximately $8.8 million of proceeds (net of cash transaction costs totaling $0.8 million) and the issuance of convertible notes in an aggregate principal amount of $5.9 million. In addition, the exercise of stock options during the period totaled $0.9 million. At September 30, 2001, the above activities resulted in a net cash balance of $1.4 million (a decrease of $6.5 million) and a negative working capital balance of $15.1 million.

From  October  1,  2001  through June 30,  2002  we  have  raised approximately $9.3 million (net of cash transaction costs) through the issuance of: (1) Series "B" Convertible Preferred Stock to Pitney Bowes valued at $1 million; (2) $3 million in notes payable convertible into Series "C" Convertible Preferred Stock to Midmark Capital II, LP; (3) $3.1 million of demand notes payable from Pitney Bowes and Midmark Capital II L.P. and (4) $2.4 million in a senior credit facility collateralized by North
American  accounts receivable. During the same period,  we   sold
the source code, documentation and all related rights to the TMS product line to Pitney Bowes in exchange for $1.65 million, which included the cancellation of the $1.0 million Pitney Bowes promissory note and related accrued interest; sold the Netweave product line for approximately $0.5 million of cash and the assumption of $0.4 million of liabilities; sold certain of the Irish product lines for approximately $0.2 million; paid various debt obligations ($3.0 million) and approximately $7.8 million was used for operating activities. At June 30, 2002, the above activities resulted in a net cash balance of $1.2 million
(a decrease of $0.2 million) and a negative working capital balance of $24 million.

Outlook

In light of current economic conditions and the general expectation that there will be no significant upswing in the economy or technology capital expenditures until the second half of 2003, we do not now anticipate reaching the point at which we generate cash in excess of our operating expenses until June 2003 at the earliest, about which there can be no assurance. We previously estimated that we would require significant additional funds aggregating approximately $7 million for the period from April 1,
2002 through September 30, 2002 to meet accrued non-operating obligations, working capital to fund operating losses, interest,
capital   expenditures,   expenses  related   to   cost-reduction
initiatives,  and  potential  liabilities  related   to   pending
litigation (see Note 10 to Consolidated Financial Statements). Since that time despite certain cost cutting measures and additional fund raising, the delays in the closing of most of the asset sales has caused the Company to continue to generate operating losses. As a result, the amount of additional funds now needed from July 1 to December 31 is estimated to be approximately $3 to $5 million, assuming the Company is able to settle certain of its current liabilities with non-cash transactions.

Our sources of ongoing liquidity include the cash flows of our operations, cash available from various existing credit lines, potential new credit facilities, potential additional equity investments, and sales of our remaining non-core assets.
Consequently, Vertex continues to aggressively pursue additional debt and equity financing, restructure certain existing debt obligations, reduce its operating expenses, and is structuring its overall operations and resources around high margin enterprise products and services. However, in order to remain in business, the Company must complete the successful sale of the remaining non-core assets and raise additional cash in a timely fashion.

Subsequent to June 30, 2002 the following initiatives have been completed or are in process to raise the required funds, settle liabilities and/or reduce expenses:

  (i) MidMark  Capital  Partners  loaned  Vertex   an
additional $444,500  in the form of a demand note.

 (ii) We  sold various components of our European business,
including  (a) the German point solutions business;  (b)the
UK hardware maintenance business; (c) the French based advanced planning software business; (d) the Benelux point solutions and
maintenance businesses;  and  (e)  the   French   hardware
maintenance business   for   a   total   consideration   of
approximately $7.1 million (of which $0.7 million was cash and the remainder was an assumption or forgiveness of debt).

(iii) We have ceased trading in our Italian and Irish businesses to reduce operating losses. In September 2002, after being unsuccessful in attempting to sell its three (3) Italian and three (3) remaining Irish businesses, and based on the continuing cash drain from these operations the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in Milan and Ireland, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors.

(iv) We are currently reviewing our options with respect to those business units for which there is no current buyer, with the intent of minimizing the future cash outlays.

 (v) We are aggressively pursuing additional capital raising initiatives.

 (vi) We have continued to reduce headcount (to approximately 70 employees in our continuing North American business at September 15,2002), consolidate facilities, and generally reduce costs.

(vii) We are seeking to settle certain of our current liabilities through non-cash transactions.

While we are continuing our efforts to reduce costs, gain scale, sell non-core business operations, resolve lawsuits on favorable terms and settle certain liabilities on a non-cash basis there is no assurance that we will achieve these objectives.
In addition, we continue to pursue opportunities to raise both debt and equity financing. However, there can be no assurance that we will be able to raise additional financing in the timeframe necessary to meet our immediate cash needs, or if such financing is available, whether the terms or conditions would be acceptable to us.

The financial statements have been prepared on a basis that contemplates Vertex's continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments, with the exception of the provision to reduce the carrying values of the non-core assets held for sale or divestiture to their estimated net realizable value (see Note 2), relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If Vertex fails to raise capital when needed, the lack of capital will have a material adverse effect on Vertex's business, operating results, and financial condition.

ITEM 3.QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET
       RISK

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

The Company's short-term bank debt bears interest at variable rates, as do certain of the notes payable, which are at prime;
therefore, the Company's results of operations  would only   be
affected  by  interest  rate  changes  to  this   debt outstanding.
An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

Part II     Other Information

Item 1.     Legal Proceedings

We are party to certain judicial actions and an arbitration proceeding, the outcomes of which may, together, or individually, have a material negative impact on our financial condition and liquidity if we do not prevail. The items of litigation are summarized as follows:

a) On October 31, 2001, an action was commenced against Vertex alleging the default in payment of certain unsecured promissory notes in the principal aggregate sum of $1,225,000 (United States District Court; Southern District of New York, Docket #01 CIV. 9600(PKL)). The noteholders demand $1,225,000, together with interest accruing at the rate of 8% per annum from June 30, 2001.

b) On September 28, 2001 Vertex filed a Demand for Arbitration with the American Arbitration Association ("AAA") against Russell McCabe, Daniel McCabe and David Motovidlak (the "ATS Shareholders"), the former shareholders of Applied Tactical Systems, Inc., an entity which merged with Vertex pursuant to a Merger Agreement dated December 29, 2000, seeking damages resulting from the McCabe's interference with Vertex's employees and customers.
The ATS Shareholders also filed a Demand for Arbitration seeking $25,000,000 in damages based on, among other things, Vertex's alleged failure to register the ATS Shareholders' stock in Vertex by a certain date. At present, discovery is almost concluded and the ATS Shareholders' Motion for Default and/or Summary Judgment is pending. The arbitration is scheduled for trial on October 28, 2002.

In a related action, on December 10, 2001 the ATS Shareholders filed a complaint in the United States District Court for the District of New Jersey (Docket #01-5747(WHW)) entitled Russell McCabe, et al. v. Ernst & Young, LLP et al., against Ernst &
Young LLP, Nicholas R.H. Toms, Hugo Biermann, Gregory Thomas, Edwardstone & Company, Inc., Wayne Clevenger, Joseph Robinson, MidMark Capital, LP, Otto Leistner, Bunter B.V.I., Ltd.,
George Powch, Stephen M. Duff, The Clark Estates, Inc., Raymond Broek, Donald Rowley, Douglas L. Davis, Barbara H. Martorano and Jacqui Gerrard. Vertex itself is not a defendant in this action. The defendants are our former auditors, and certain shareholders, officers and directors individually. The ATS Shareholders are seeking damages in the amount of $40,000,000 plus punitive and statutory treble damages based upon, among other things, allegations that Vertex failed to register stock of the ATS Shareholders by a certain date. Counsel has been retained and we understand that the defendants intend to contest the ATS shareholders' claims vigorously. The ATS Shareholders have voluntarily dismissed defendants Donald Rowley, Douglas L. Davis, Barbara H. Martorano and Jacqui Gerrard. A Motion to dismiss the ATS Shareholders' claims against the remaining defendants is pending.

c) We also continue to defend two subsidiary customer claims resulting from projects that were in process at the time of our acquisition of the respective subsidiary. Management believes that any potential exposure with respect to these two matters would be covered by accruals established at the time of the respective acquisition.

d) On May 7, 2002 an action was commenced in the Supreme Court of the State of New York, County of New York entitled Harris Hoover
& Lewis, Inc., d/b/a Harris, Hoover and Lewis LLC ("Harris Hoover") vs. Vertex Interactive, Inc. Index no. 601722 in which Harris Hoover alleges that the Company breeched a financial advisory contract.
The claim seeks damages in the amount of $250,000. The Company has filed a counter claim alleging breech of contract, breech of fiduciary duty and intentional misrepresentation and seeks damages in an amount not less than $2,050,000 plus punitive damages.

e) As part of the settlement entered into between the Company and three former principals of a company acquired by Vertex in 2000, consent judgments in the amount of approximately $1.0 million each have been entered against Vertex on July 19, 2002. The incremental liability has been included in other expense for the three and nine months ended June 30, 2002. The Company is currently negotiating with the former owners to accept forms of payment other than cash and there can be no assurance that this matter will be settled at this time. In July 2002, the former owners have obtained a court levy upon several of the Company's bank accounts, placing a hold on approximately $70,000 of the Company's funds. The Company, together with its secured lenders, is objecting to the turnover of these funds.

f) On November 20, 2001, an action was commenced in the Superior Court of California, County of Los Angeles, SouthWest District entitled Reichman et al. v. Vertex Interactive, Inc. et al.
(the "Plaintiffs"). Plaintiffs were former shareholders of a company we acquired in 2000. In June 2002, this matter was settled on mutually agreeable terms with minimal cash outlay and no impact on results of operations. The suit is awaiting a formal dismissal.

Item 2.Changes in Securities and Use of Proceeds

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

Acquisitions

On October 5, 2001, the Company acquired all the capital stock of Euronet Consulting S. r. l. ("Euronet") for 684,620 unregistered shares of our common stock, subject to certain post-closing price adjustments and an obligation for an additional $210,000 payable no later than April 30, 2002. On April 26, 2002, we issued an additional 759,624 of our unregistered shares to the selling shareholders in consideration of this obligation. The shares were issued pursuant to Rule 903 of Regulation S under the Securities Act of 1933.

Other

In April, 2002, the Company issued 34,404 unregistered shares to Nicholas Toms, Chief Executive Officer, at a price of $2.18 per share. These shares were issued to an "accredited investor" within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Item 4.Submission of Matters to a Vote of Security Holders

None this quarter



Item 6.   Exhibits and Reports on Form 8-K

       (a)    The following exhibits are included herein:

          3.1 Certificates of Amendments to the Certificate of Incorporation of Vertex Interactive, Inc. filed with the Secretary of State, State of New Jersey, on October 18, 2001 and November 2, 2001 (incorporated by reference to the 10Q filed
               May 20, 2002).

          3.2  Amended By Laws, as amended as of August 9,
               2001 (incorporated by reference to the 10-K filed
               January 25, 2002).

       (b) The following Reports on Form 8-K were filed during the period:

              Form 8-K dated April 9, 2002, filed April 16, 2002 regarding the resignation of the Company's former auditors, Ernst and Young.

              Form 8-K dated May 14, 2002, filed May 15, 2002 regarding the appointment of WithumSmith+Brown, PC the Company's independent auditors for the fiscal year ending September 30, 2002.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VERTEX INTERACTIVE, INC
                                          Registrant

                                    By /s/ Nicholas R. Toms
                                    Nicholas R. Toms
                                    Chief Executive Officer


                                    By  /s/ Mark A. Flint
                                    Mark A. Flint
                                    Chief Financial Officer


                                    By  /s/ Raymond J. Broek
                                    Raymond J. Broek
                                    Vice President,
                                    Finance/Treasurer

October 1, 2002