Form 10-K
period 2002-09-30
VERTEX INTERACTIVE INC
filed 2003-08-04
CIK 779681

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the Year Ended: September 30, 2002

                             0-15066
                     Commission file number
                    Vertex Interactive, Inc.
       (Exact name of Company as specified in its charter)

               New Jersey                       22-2050350
      (State of incorporation)   (I.R.S. Employer Identification No.)

     140 Route 17 North, Paramus NJ                07652
(Address of principal executive offices)         (Zip Code)

Company's telephone number, including area code: (201) 634 - 1991

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

                            Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Act.

                           Yes ___  No X

As of June 30, 2003 the aggregate market value of the voting common stock held by non-affiliates of the Company was $1,528,079 based upon the closing price of the common stock as reported on the "Pink Sheets" on that date.

As  of  June 30, 2003 the Company had 38,201,978  shares  of
Common Stock outstanding.

Preferred stock, Series "A", par value $.01 per share: 1,356,852 shares outstanding as of June 30, 2003.

Preferred stock, Series "B", par value $.01 per share: 1,000 shares outstanding as of June 30, 2003.

Preferred stock, Series "C", par value $.01 per share: 997 shares outstanding as of June 30, 2003.

              DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits to the Company's Registration Statement on Form S-18 (No.33-897-NY) filed under the Securities Act of 1933, as amended and effective June 2, 1986, Current Reports filed on Form 8-K dated
May  14,  2002, April 9, 2002, September 7, 2001, March  2,  2001
(and amended on March 14, 2001), October 2, 2000, April 12, 2000, and October 7, 1999, Quarterly Report on Form 10Q filed on May
20, 2002, February 20, 2002, and August 14, 2001, Annual Report on Form 10-K filed on January 25, 2002 and December 18, 2000 and Transition Report on Form 10K filed on January 13, 2000.

                             PART I

ITEM 1. BUSINESS


General

Vertex Interactive, Inc. ("Vertex" or "we") is a provider of supply chain management ("SCM") technologies, including enterprise software systems and applications, and software integration solutions, that enable our customers to manage their order, inventory and warehouse management needs, consultative services, and software and hardware service and maintenance. We serve our clients through three general product and service lines: (1) enterprise solutions; (2) point solutions; and, (3) service and maintenance for our products and services, including service and maintenance of software and hardware we resell for third parties. Our enterprise solutions include a suite of Java-architected software applications, applications devoted to the AS/400 customer base, as well as a portfolio of "light-directed" systems for inventory, warehouse and distribution center management. Our point solutions provide an array of products and services designed to solve more specific customer needs from managing a mobile field workforce, mobile data collection, distributed bar code printing capabilities, compliance labeling applications, automated card devices, software development tools and proprietary software serving SAP R/3 users. We provide a full range of software and hardware services and maintenance on a 24-hour, 7-days a week, 365-days a year basis, including the provision of wireless and wired planning and implementation services for our customers' facilities.

We   have  achieved  our  current  focused  product  and  service portfolio as a result of various acquisitions over the past four years described in the "Acquisitions" section of Note 2 to the
Consolidated Financial Statements and through the sale and/or disposal of certain businesses no longer core to the Company's strategy over the past two years as described in the "Disposals" Section of Note 2 to the Consolidated Financial Statements. Our customers are able to maximize the efficiency of the flow of inventory through their supply chains, by implementing our integrated systems. Our customers use our software to reduce procurement and distribution costs, and manage and control inventory along the supply chain, thereby increasing sales and improving customer satisfaction and loyalty. We also resell third party
software and  hardware  as  part  of   our integrated solutions. We
provide service and support for all of our software and systems from established facilities in North America.

We have sold our products and services worldwide, but now primarily in North America, through a direct sales force and through strategic reseller alliances with complementary software vendors and consulting organizations. We target customers with a need to manage high volumes of activity along their supply chains from order intake and fulfillment, through inventory, warehouse and distribution center management to the ultimate delivery of goods to end users.

Our total revenues for the fiscal year ended September 30, 2002 were $36.1 million, approximately 43% of which were generated by our North American operations. For the comparable period ended September 30, 2001 we reported $59.1 million in revenues, approximately 51% of which were generated by our North American operations.

Our  principal  executive offices are located  at  140  Route  17
North, Paramus, New Jersey and its telephone number is (201) 634-
1991. The Company was organized in the State of New Jersey in November 1974.

Outlook

The successful implementation of our business plan has required, and will require on an ongoing basis, substantial funds to finance (i) continuing operations, (ii) the further development of our enterprise software technologies, (iii) expected future operating losses, (iv) the settlement of existing liabilities, including past due payroll obligations to its employees, officers and directors, and (v) from time to time, selective acquisitions. We do not anticipate reaching the point at which we generate cash in excess of our operating expenses until December 2003 at the earliest, about which there can be no assurance. In order to meet future cash flow needs, we are aggressively pursuing additional equity and debt financings including through our enterprise software subsidiary XeQute Solutions, Inc., and continued cost cutting measures. Historically, we have financed these activities through both equity and debt offerings. There can be no assurance that we will continue to be successful in these efforts. As a result there is substantial doubt as to our ability to continue as a going concern. (See Management's Discussion and Analysis, Liquidity and Capital Resources.)

Throughout the fiscal year, the Company experienced continued weakness in its core markets, continued operating losses and a concomitant shortfall in working capital. In order to survive in these circumstances, the Company adopted a strategy to focus on its core enterprise level products, while selling or disposing of businesses not key to its enterprise business to provide cash to fund continuing operations. To this end the Company sold its TMS product line to Pitney Bowes in April 2002; its Irish point solutions business in May 2002; and its Netweave product line in June 2002.

By the summer of 2002, it became apparent that the sharp downturn in capital spending in the Company's major markets was likely to continue for the foreseeable future. This factor combined with the continuing working capital shortfall (which had already caused the Company to focus on its enterprise level software and sell off non-core businesses to raise cash to fund current operations as mentioned above) required the Company to look anew at its operations with a view to raising additional working capital and to reducing costs further. In light of the depressed price of the Company's common stock and the related shrinking trading volumes, the Company elected to fund its enterprise software group separately from the Company in order to achieve better values than could be obtained by funding through Vertex directly. At the same time as mentioned above, the Company needed to further contain costs and streamline operations.

Thus, during the fourth fiscal quarter, the Company completed the disposal of all remaining operations in Europe: the sale of its point solutions business in Germany in July 2002; the sale of its hardware maintenance businesses in Benelux, France and the UK and the sale of its Benelux point solutions business all in July and August 2002; the sale of DynaSys S.A. in France in August 2002; and the filing for liquidation of its remaining businesses in the UK, France and Italy in September 2002.
In addition, continued economic weakness in the North American wireless and cable installation division, particularly in its telecommunications market, together with a lack of working capital caused the Company to close down this division in July 2002. See the section "Disposals" under Note 2 of the Consolidated Financial Statements.

On August 24, 2001, we announced an agreement to a merger of equals with Plus Integration Supply Chain Solutions, B.V., a private company based in Haarlem, Holland. This agreement was terminated in March, 2002.

In August 2002, the Company formed a wholly owned subsidiary, XeQute Solutions, Inc., ("XeQute") into which, effective October 1, 2002, the Company transferred all of the assets and certain of the liabilities of its Enterprise Software Division. This action was intended to consolidate all of the enterprise level products and services in one entity, under a single brand, namely XeQute Solutions, to streamline operations, reduce costs, provide a more effective route to market, and also to provide a new platform for hiring. Then in October 2002 the Company entered into an agreement with underwriter Charles Street Securities ("CSS")to raise approximately $3.8 million of equity into XeQute, on a best efforts basis, in a United Kingdom offering of XeQute Solutions Plc, the parent company of XeQute, under the terms of which the Company would retain control of XeQute.
Pending completion of this offering, which is currently on hold until completion and filing of this Annual Report on Form 10K; CSS procured on our behalf a bridge loan in an amount of $500,000; $250,000 equally from the Aryeh Trust and MidMark Capital.

The Supply Chain Management Industry

The term "supply chain management" refers to a wide spectrum of software applications, consulting services, maintenance services and hardware products intended to enable businesses to manage their chains of supply. The primary goals of successful supply chain planning and execution are to reduce the costs of sales, recognize early opportunities and act on them to increase sales and to detect problems as they emerge to address them promptly to reduce their impact on the operations of the business. The SCM industry is evolving toward a more software-driven model as enterprises increasingly seek ways to manage their supply chains in real-time at a lower cost and in a more decentralized environment.

SCM spending falls within the Information Technology industry, which Gartner Dataquest forecasted to account for $1.7 trillion in worldwide sales in 2002. Because SCM technologies and services
enable   enterprises  to  manage  a  critical  aspect  of   their
operations, namely the chain of supply of components into products to be manufactured, sold and delivered to end customers, the Company believes that, despite some cyclicality that may always characterize investment in software, over the long-term, SCM solutions are likely to remain significant factors in corporate IT budgeting. Management believes that applications and value-added services such as implementation and consulting will play a more significant role in the overall IT investment of companies in our target market, as enterprises increasingly focus on generating the highest return possible on their asset base-the primary focus of SCM technology.


The Opportunity

Recent   analysis  from  Gartner  Dataquest  concludes  that   as
macroeconomic  factors  that  adversely  affected   spending   on
technology in 2001 and 2002 begin to ease in 2003 and beyond, users will want to derive more value from the effective integration
of existing  IT  investment.  According  to  Gartner   Dataquest
outsourcing demand will continue to spur information technology growth over the next few years, and pent-up demand for consulting as well as development and integration of new technologies will be important growth factors.

According  to the U.S. Bureau of Commerce, approximately  10%  of the  U.S.  gross domestic product, or more than $900  billion  in
1999, is spent annually on the movement and storage of raw materials, parts, finished goods and other activities along the supply chain. Globalization and the rise of the Internet are working in conjunction as catalysts for the emergence of supply chain technologies designed not only to reduce the costs inherent in the global economy, but to give enterprises unprecedented visibility into and dynamic control over their supply chains. The Company's strategy is grounded in the conviction that supply
chain   optimization   and   management,   driven   by   software
applications  and  integrated  systems  is  a  long-term   growth
industry still in its early stages of development, in which there is an attractive opportunity for companies with sufficient scale and the right product set to emerge as global leaders in this industry.

AMR Research forecasts the worldwide SCM industry to reach $21 billion by 2005, a five year compound annual growth rate of approximately 32%. Application software license revenues, which in 2001 comprised an estimated 41% of total SCM industry sales, according to AMR, are forecast to continue to grow at a 29% compound annual growth rate and to reach nearly $8 billion by 2005. Software maintenance, which AMR estimated to generate nearly $1 billion in industry revenues in 2001, is expected to grow at a 36% compound annual growth rate and to reach $3 billion by 2005.

The two largest geographic markets for SCM technology and services are North America and Europe. AMR estimated that in 2001 these two markets accounted for roughly 86% of worldwide sales, with the North American market expected to grow at a 28% annual compound growth rate through 2005 and Europe expected to grow at a 38% annual compound growth rate over the same period. In light of the continuing impact of the recessionary economies in North American and Europe, management believes that AMR's current industry growth forecasts may prove to be aggressive. Asia/Pacific and Central and South America are forecast to grow more rapidly over this period, but today these markets account only for an estimated 13% of industry sales and are forecast to reach about 17% by 2005.

The industry opportunity is being defined by three worldwide trends:

Two Major Catalysts: Global Competition and the Internet

Many observers point to two fundamental drivers of long-term growth in the SCM industry: (i) the increase in globalization and the competitive pressures that trend is creating for businesses; and (ii) the rise of the Internet as a medium for commerce at virtually every level of the economy.

As competitive barriers fall around the world, we believe that there is a secular trend toward more open global commerce that has the potential to impact businesses of nearly every size. This may create opportunities for the Company's products in large as well as in small enterprises.

Coincidental  with  the  increase  in  the  pressures  of  global competition, has been the arrival of the Internet. Electronic commerce is characterized by more interdependent relationships among companies, their vendors and their customers. Managing the supply chain in an e commerce environment lies at the heart of the Company's suite of products.

An Industry Evolving

Despite billions of dollars of capital investment in new software systems in the decade of the nineties, the benefits of this investment have been achieved more slowly than corporate buyers had expected. As corporate buyers began to return to their technology needs during 2002, after a slowdown in 2001 and early 2002, their approach is a more modest one, seeking affordable solutions targeted at specific problems and whose projected return on investment can be more rigorously assessed.

The Company is focusing the marketing of its product portfolio to meet such buyer expectations and is seeking to offer specific supply chain products, at a predictable total cost of ownership, with predictable time to complete implementation.

Beyond the "Four Walls"

Traditionally, companies have viewed their supply chains as a series of discrete activities that could be managed largely independently of each other and almost certainly independently of a company's vendors and customers. This approach is changing. Corporate buyers are understanding the interdependence of each stage and of each participant in the supply chain and are seeking "visibility" into their supply chain.

This transition to a new operating model poses challenges for corporate managers because few internal IT systems or business practices are yet fully capable of taking advantage of the new opportunity to access and manage enterprise information in a decentralized environment. Increasingly, corporations are taking advantage of opportunities to add value at many more places along the supply chain. This is placing a more complex set of functional needs on legacy supply chain management practices and technologies. These challenges include:

Implementing and managing more dynamic, customer-driven fulfillment processes;

Supporting a new array of relationships with partners, vendors, trading partners and customers;

Enhancing visibility into order, inventory, warehouse and transportation status;

Improving real-time co-ordination among enterprise facilities;
Extending supply chain visibility beyond the enterprise;

Permitting dynamic scalability to address unpredictable increases in transaction volumes;

Allowing least-cost routing;

Enabling the application of value-added services along the supply chain;

Providing means to monitor activity along the supply chain; and

Managing events in the supply chain in the optimum time to take advantage of revenue opportunities and avoid costs.

A premium is developing on SCM systems and software that are more integrated, scaleable, offering real-time capabilities and that
can   support  a  more  complex  and  dynamic  web  of   business
relationships with vendors, partners and customers. Management believes that the Company's software and services, coupled with its expertise in the areas of order fulfillment, inventory, warehouse and transportation management offer important value-added in the evolving SCM marketplace.

The Business and Products of the Company

The Company is a provider of products designed to meet the emerging opportunity described above. These products principally involve the provision of services and enterprise level software for order fulfillment comprising order management, warehouse and inventory management and distribution management. This market is sometimes referred to as supply chain "execution management" software. The business benefits from an established, revenue-producing suite of proven products which have been sold to a client base consisting principally of Fortune 500 clients in the US, in the Company's target vertical markets. These vertical markets are pharmaceuticals; consumer packaged goods, third party logistics providers; and bulk food distributors.

The following summary relates to the product lines currently offered by the Company, principally through its wholly-owned subsidiary, XeQute:

1.  Warehouse Management Systems (WMS) Products -
                 the eSuite Software Products

The   Company's   core  product  offerings  are   its   Java-
architected,   enterprise  level,  supply  chain   execution
systems which include order management (eOMS) and warehouse management (eWMS) applications. Vertex's eSuite of products promotes collaboration and the exchange of "real-time" critical information among users within their trading
environment,      including     employees,     distributors,
manufacturers, suppliers and customers. Portable by design, the eSuite of products can operate across multiple operating
and  hardware  environments,  incorporate  the  ability   to
utilize  various  database options,  and  can  easily   be
integrated with existing IT infrastructure and third party applications.

     eWMS  is  a  Java  architected  warehouse  management
     system   that   provides  companies  with   real-time
     insight   into  warehouse  operations  and  inventory
     availability.  eWMS  is  a true multi-warehouse/owner
     system  that  can be deployed across  industries  and
     has  specific functionality for food and third  party
     warehouse/logistics   environments.   eWMS   can   be
     implemented to interface with existing enterprise applications or as an integrated component of eOMS to facilitate a complete supply chain execution solution.

     eOMS  is  a  web-based order management  system  that
     integrates  all  users  in a  real-time  environment:
     internal    employees,    external    sales    force,
     distributors,  and customers, through  any  means  of
     deployment:  Internet, Intranet,  or  Extranet.  eOMS
     provides    companies    with    maximized    selling
     opportunities  by capturing valuable  buying  pattern
     information   and  then  uses  this  information   to
     broadcast    suggestive   selling   and   promotional
     opportunities  as  well as many other  benefits.  The
     eOMS market is potentially the single largest of  the
     Company's  products  because order  management  is  a
     function performed by every business irrespective  of
     whether  they  operate a warehousing and distribution
     facility.   The   importance  of   this   market   is
     highlighted by the fact that over the past eighteen months two of the larger ERP vendors, PeopleSoft and JD Edwards, among others have entered this segment of the market. The Company is intending to devote marketing resources to exploit this opportunity.

     eOMS represents one of the largest, new market opportunities for the Company. Every business has a requirement to manage its customers' orders properly. Ideally, the order management system should ensure accurate order entry and timely fulfillment while providing readily available information to customers on progress in meeting their respective orders. Very few existing order management systems provide all of this functionality, or all of this functionality in an easily accessible form. In contrast, e-OMS addresses these needs in a single complete package. First, the system allows customers to enter their orders directly through a browser-based solution. This permits customers to not only self enter their orders, but also to track the progress of, and if required change, such orders during the fulfillment process in real time over the internet. Again, being internet based allows for access to, and collaborative trading among, all of the participants in the chain of supply, namely customers, employees and vendors.

The Company has commenced a sales campaign targeted at its existing customer base initially, with plans to reach the broader market after implementing the system in certain existing accounts.

In  conjunction  with the sale of the WMS  product  suite,
the   Company   also  provides  customers  with   software
maintenance  support,  business and warehouse  consulting,
and   other  implementation  services,  including   system
design and analysis, project management, and user and technical training.

Customers which have purchased a warehouse management system from the Company during the period 2000-2002 have included major US companies such as: McLane, a division of Walmart Stores and the largest distribution company in the world, Iowa Beef, ConAgra,CDC Distribution, ABX Logistic,
Air Express International, Branch Electric, Land O'Lakes
Dairy, Avery Dennison, The General Printing Office
(US Government) and Rand McNally. The first release of the E Suites product was delivered to a large retailer in February 2001, who indicated that the software was capable of processing in excess of 100,000 transactions per hour per distribution center (of which there were 19). A product for the bulk food and 3PL vertical markets was released in 2002.

The eSuite product line was recently rewritten in JAVA. Management believes that the eSuite product line is presently one of the few completely integrated internet-based
order  fulfillment  systems in the world.   The  competitive
importance of this was recently highlighted by SAP's announcement that its web strategy would center around a new JAVA version of its SAP R/3 operating system. The JAVA language is critically important to the future of
the   Company's  development  in  that  it  is  the  first
software language to be independent of both operating platforms and databases; that is to say this software can
run    in    any   IT   environment   without    extensive
modifications.

iSeries WMS

The  original  product developed by  Renaissance  was a
warehouse    management    system,    iWMS,    developed
exclusively  for  use  in  an AS/400  environment.  iWMS
provides    the   stability,   security   and   ease-of-
implementation that AS/400 users have learned to  expect
and   mandate.  iWMS  is  a  well  established,   highly
functional,   warehouse  management  system,   that   is
currently   installed  worldwide   in   a   variety   of
industries including, 3PL, pharmaceutical, cosmetic  and
fragrance,   food,  office  supplies,  furniture,   fast
moving consumer  goods among others.

2.  Light-Directed Picking and Put Away Systems

The terms "light-directed" or "light-prompted" systems refer to the stock picking (or put away) functions in warehousing management systems whereby a light automatically shines in the sector where stock needs to be picked. Such "light-directed" stock picking systems have a proven track record for making the order fulfillment process dramatically more efficient with a very significant reduction in the error rate in the stock picking function and a measured improvement in productivity.

The Company's light-directed family of software picking systems was originally developed by our subsidiary, Data Control Systems, in 1981. The products offer a design and implementation of state-of-the-art, IT-based solutions that dramatically improve productivity for the order fulfillment and warehouse management functions in manufacturing and distribution companies.

The  Company's light-directed picking solutions  interface
with  a number of ERP systems and can be modified to  work
with  almost  any  system.   The order  control/fulfillment
systems  represent an important facet of the  complete  E-
commerce  system.   While E-commerce marketing  and  order
taking engines can generate substantial sales, without  an
optimized  order  fulfillment process, the  promise  of  E-
commerce  will  not be fully realized by  companies.   The
Company is recognized as a leader in electronic warehouse management systems in real-time, and in light-directed order processing.

The  industry  has recognised the Company's  products  and
services  and  they  were awarded the   "Modern  Materials
Handling" Productivity Achievement Award in 1999  and  the
Vendor of the Year for Merck Pharmaceuticals in 1998.

Our product line includes a mobile cart based system that appeals to a broader customer base. This system, CartRite, utilizes light panels and advanced wireless communications in its warehouse management application.

The  Company believes that it is the only supplier in  its
industry  to develop, engineer, assemble, and install  its
own  systems, in contrast to other companies which provide
some,  but not all, of the systems and services  that  the
Company  is  able to provide as a one-stop shop.  In-house
personnel  implement turn-key solutions that have  yielded
to  clients  the immediate benefit of increased  operating
efficiencies,  an  improved  competitive  edge  and   have
offered a platform for future growth.

The   Company   has  documented  that  its  light-directed
products   achieve  dramatic  improvements  in   operating
efficiency for clients. Typically, after introduction of the Company's light-directed order fulfillment system, clients eliminate a portion of the staff they previously required to fill warehouse orders. This is achieved by automating and optimizing the scheduling, method and the order of picking items without any paper. The system thus, among other things, eliminates the multiple steps associated with paper handling and manual reconciliation.

The  software  products automate the  process  from  order
receipt  to  final  shipment.  The Company  has  developed
standard  communication interfaces with  the  leading  ERP
vendors including SAP, JD Edwards, Oracle, Peoplesoft  and
Microsoft  Great  Plains Resources, and  other  enterprise
level  systems.   The  Company is an  authorized  software
provider for all the major shippers in the US which includes UPS/FedEx/RPS/USPS. The software is capable of simultaneous production of shipping bar codes when labels are generated.

Hundreds of the Company's installations of its  WareRite
Warehouse    Management   Systems    ("WMS"),    PicRite,
TurnRite,   and   PutRite   light-prompt   systems   are
providing   results  in  a  wide  range   of   industries,
including:  pharmaceuticals, cosmetics,  publishing,  mail
order  industries, automotive, electronics, direct selling
associations,  retail  and wholesale  distribution.    The
above  product lines along with the new CartRite  system
have  the  potential  to enhance its  clients'  E-commerce
related     processes.     Customers     include     Merck
Pharmaceutical,  Pfizer, Wyeth, Estee  Lauder,  OfficeMax,
Rite Aid, Braun Electronics ( a wholly owned subsidiary of Gillette) and Dr. Mann Pharma in Germany.

 3.  Integration Applications

This line of business is involved in the design, development and implementation of software that connects applications on handheld devices used in the distribution system to the base ERP system and in particular to the SAP R/3 operating systems.

This  product  family  includes proprietary,  patented
products and services that allow companies  to leverage
their  existing investment  in  SAP  R/3  by extending
its  functionality to the warehouse  floor. To assist
in ease-of-implementation, the Company  has developed
tools   for   SAPConsole   implementation including the
Universal Starter Transaction Set which allows
transactions  to  be easily  modified  by  new users
of  ABAP,  BC2SAP  for  rapid  bar  code  label design,
Z-Builder  which  develops  transactions in hours.
The Company's UMDC is shrink-wrapped  software that
enhances  SAP R/3  functionality.  In  addition,  Vertex
has professional services to complete its  SAP R/3
practice offering including SAPConsole  technical training,
ABAP coding for data collection,  bar  code design,
implementation,   training   and   on-going  support.
Customers   include   Mercedes-Benz   U.S. International,
Colgate, Bristol Myers Squibb, Oceanspray, Bodek & Rhodes,
Rexam,  SAATI  in  Italy, among others.


Competition

The  industry  today  is marked by competition  in  two  industry segments: SCM planning and SCM execution. Vertex competes primarily in the execution segment. In this segment, the Company faces competition from numerous foreign and domestic companies of various sizes. Competition in these areas is further complicated by possible shifts in market share due to technological innovation, changes in product emphasis and applications and new entrants with greater capabilities or better prospects.

Order Management

The order management market is becoming a center of focus for every business in the world whether or not they run distribution centers. As a result this market segment could become the largest part of the Company's business in the future. The importance of this emerging opportunity is highlighted by the recent entry of JD Edwards, PeopleSoft, i2 and Manugistics into this market. The competition for the Company's eOrder product is believed to be as follows:

PeopleSoft, an ERP vendor with revenues of $2 billion. The
Company believes that PeopleSoft has a Java-based product offering which is very competitive with that offered by the Company.

JD Edwards & Co Inc, an ERP vendor with revenues of approximately $900 million with a presence in the order management segment.

i2 Technologies, the largest planning supply chain vendor in the US based on revenues, with sales of approximately $500 million.

Execution Management

In the execution management segment in the US there are approximately 275 companies offering a WMS product, of which only a small number have a top tier product (defined as able to handle warehouse space in excess of 250,000 square feet and at least 100 simultaneous users of wireless devices at any one time) and revenues in excess of $10 million. The Company believes that it is the only supplier with a complete JAVA based cross-platform solution for Supply Chain Management. In this segment of the industry the Company's major competitors for the warehouse and inventory management components and the transportation and logistics components of its e Suite product are:

EXE Technologies, with revenues of approximately $70 million, competes most directly with the Company in warehouse management in the Company's main vertical markets.

Manhattan Associates,  the largest warehouse management  software vendor  in the world with annual revenues of  approximately  $170 million. They focus principally on the AS/400 market in retail distribution and fast moving consumer goods.

Catalyst International, with revenues of $33 million, provides principally UNIX solution solutions in the Company's vertical markets.

Light-Directed Systems

In the "Pick-to-light" business, the Company believes that there are some 25 competitors, of which the largest are Real Time Solutions, Rapistan, Kingsway and Haupt of Austria, all privately held companies. These companies compete with aggressive pricing and turn key solutions. However, the Company's competitive advantage centers around its product's flexibility and software capabilities.

The Company believes that it has a strong market share in the pharmaceutical vertical market.


Research and  Development

The Company's research and development ("R&D") initiatives focus on enhancing the product set with additional functionality aimed at the Company's core vertical markets.

For the years ended September 30, 2002, 2001 and 2000, R&D expense was $4.2 million (representing 11.6% of revenues), $7.0 million
(representing 11.9% of revenues), and $1.2 million (representing 2.5% of revenues), respectively.

The high level of R&D expenditure in 2001 arose out of the need to complete the Java-architected, enterprise level SCM suite.

The  Company's research and development timetable, over the  next
24  months  for the eWMS product includes  a  number  of   features
and enhancements which are budgeted to begin development in mid-2003. However the extent of this development is dependent upon the Company's ability to raise the required funds.

Employees

At September 30, 2002 we had approximately 80 employees. With the sale or liquidation of our European operations in the fourth quarter, 96% of the remaining employees are in North America. In our North American operations, approximately 44% of our workforce is in R&D, 14% in Installation and Implementation, 11% in Sales and Marketing (including sales support) and the balance in Executive/Administrative.

Designing and implementing the Company's software solutions requires substantial technical capabilities in many disparate disciplines, from mechanics and computer science to electronics and mathematics. While the Company believes that the capability and experience of its technical employees compare favorably with other similar companies, there is no guarantee that it can retain existing employees or attract and hire capable technical employees it may need in the future, or if it is successful, that such personnel can be secured on terms deemed favorable to the Company.

ITEM 2. PROPERTIES

Vertex and its subsidiaries occupy approximately 5,000 square feet of office space in a building in Paramus, New Jersey under a lease expiring in May 2008. In addition, the Company leases approximately 15,000 square feet of office & warehouse space for
its   light  directed  order  fulfillment  solutions   in   South
Plainfield,  New Jersey which lease expires in April  2008.   The
Company is attempting to consolidate and further reduce the total amount of space under lease at these locations. The Company believes that its current office space and facilities are sufficient to meet its present needs and does not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

ITEM 3. LEGAL PROCEEDINGS

a) On October 31, 2001, an action was commenced in the United States District Court, Southern District of New York entitled Edgewater Private Equity Fund II, L.P. et al. v. Renaissance Software, Inc. et al. The action, brought against Renaissance Software, Inc.,
a subsidiary  of  Vertex,  and  Vertex,  alleged  the  default   by
Renaissance Software, Inc. in payment of certain promissory notes in the principal aggregate sum of $1,227,500. Vertex guaranteed the notes. The noteholders demanded $1,227,500, together with interest accruing at the rate of 8% per annum from June 30, 2001.
On March 12, 2002, the noteholders were successful in obtaining a judgment against Renaissance Software, Inc. in the aggregate amount of $1,271,407 including interest, late charges and attorney fees. However, given the Company's current cash position, we have been unable to pay the judgment and have been pursuing non cash alternatives.

b) On November 7, 2000, Pierce Procurement Ltd. ("Pierce") brought an action against the Company's subsidiary Renaissance
Software, Inc. ("Renaissance"), in the Boone County Circuit Court in Northwestern Illinois. The suit was removed to the United States District Court for the Northern District of Illinois, Western Division, on February 1, 2001. The claim by Pierce against Renaissance is based upon allegations that Renaissance sold a computer system which did not meet the particular purposes of Pierce and that Renaissance made certain misrepresentations to Pierce with respect to the system. Renaissance denies such claims, and through its insurance carrier is vigorously defending the action. Renaissance has counterclaimed against Pierce alleging that Pierce has paid only a portion of the contract fee agreed to by the parties. Total damages claimed by Pierce are approximately $1,500,000 plus interest and penalties. Renaissance seeks approximately $76,500 on its counterclaim. A mediation has been scheduled for September 2003.

c) Certain legal proceedings, reported in this Item 3 in prior periods, have been settled subsequent to September 30, 2002. See
Note 16 - Settled Litigation for a description of these settlements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the most recent fiscal quarter.

                             PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market for Company's Common Equity

Until August 20, 2002, the principal market for the Company's shares of Common Stock, par value $.005 per share was the NASDAQ National Market System under the symbol VETX. From August 21, 2002 until February 17, 2003 the Company's Common Stock was traded on the NASDAQ Bulletin Board. Thereafter it trades on the Pink Sheets under the symbol "VETXE" (See Note 1 - Recent Developments to the Consolidated Financial Statements).

The following table sets forth, for the periods shown, the high and low sale prices concerning such shares of Common Stock:

                               High      Low
  2001
  First Quarter               $18.50     $5.31
  Second Quarter                8.78      1.56
  Third Quarter                 2.95      1.44
  Fourth Quarter                1.97      0.88
  2002
  First Quarter                $1.27      0.71
  Second Quarter                1.23      0.27
  Third Quarter                 0.40      0.08
  Fourth Quarter                0.14      0.05

The approximate number of holders of record of the Company's shares of Common Stock as of February 28, 2003 was 433. This number includes numerous brokerage firms that hold such shares in street name. The Company estimates that there are more than 3,000 beneficial shareholders as of February 28, 2003. The Company's shares of Series A Preferred Stock par value $.01 per share are held by one holder of record. The Company's shares of Series B Preferred Stock par value $.01 per share are held by one holder of record. The Company's shares of Series C Preferred Stock par value $.01 per share are held by six holders of record.

The Company has not paid any cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

                    Number of securities to be
                     issued upon exercise of       Weighted average exercise      Number of securities
                       outstanding options,       price of outstanding options,  remaining available for
Plan category          warrants and rights             warrants and rights           future issuance
----------------   ----------------------------- -----------------------------   -----------------------
                              (a)                              (b)                         (c)
----------------   ----------------------------- -----------------------------   -----------------------

 Equity compensation
 plans approved by
 security holders        3,269,000                      $3.72                          2,394,032

 Equity compensation
 plans not approved
 by security holders             0                          0                                  0
                        ----------                                                     ----------
 Total                   3,269,000                      $3.72                          2,394,032



Recent Sales of Unregistered Securities

We have issued unregistered securities to (a) employees and (b) other individuals and institutional investors. Each such issuance was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, contained in Section 4(2) and/or Regulation D promulgated there under, or Rule 701 promulgated there under on the basis that such transactions did not involve a public offering. When appropriate, we determined
that   the   purchasers  of  securities  described   below   were
sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. At the time of issuance, the certificates evidencing the securities contained legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933 or an exemption from such registration requirements. The following is a summary of transactions we made during the quarter ended September 30, 2002 involving sales and issuances of securities that were not registered under the Securities Act of 1933 at the time of such issuance or transfer:

     In connection with the Company's 401-K Plan, the Company issued 410,304 shares of Common Stock in satisfaction of the Company's obligation for the calendar 2001 matching contribution. The shares were issued within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Company should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing on pages beginning on F-1. Such financial data for periods prior to September 30, 1999 were restated, effective October 1, 1999, to reflect the change in year end from July 31 to September 30. Also, as discussed in Item
7. and Note 2 to the Consolidated Financial Statements, the Company has completed various acquisitions and disposals in the past four years so the amounts shown in selected financial data are not directly comparable.

                                 SUMMARY OF SELECTED FINANCIAL DATA

                                       2002         2001          2000           1999         1998
OPERATIONS FOR THE
YEAR:
Revenues                          $36,135,217   $59,087,470    $47,769,311    $10,106,332   $6,754,864

Income (loss)before
amortization,
impairment of goodwill
and in-process
research and
development write-off             (25,386,813)  (21,568,299)      (198,157)       333,542      (20,500)

Intangible  amortization              413,734    14,571,757      1,063,775             -             -
Impairment of goodwill(2)          18,973,832    78,364,560             -              -             -
In-process research and
development write-off(1)                   -      3,600,000      7,500,000             -             -
Net (loss) income                 (44,774,379) (122,952,102)    (9,412,424)      (160,413)     287,011
Basic Net Income (Loss)Per Share        (1.26)        (3.95)         (0.46)         (0.02)        0.04

FINANCIAL POSITION
AT END OF YEAR:
Total Assets                       $2,800,431   $53,439,283   $110,219,476    $30,348,130   $5,399,704
Long-Term Debt                             -      7,129,260      1,927,943      1,495,337      115,530
Stockholders' Equity (Deficit)    (26,835,525)   11,950,527     84,407,725     13,725,628    2,071,507

(1) For fiscal years 2001 and 2000, the in-process research and development write off is associated with the acquisitions of Transcape assets from Pitney Bowes in February 2001 and the enterprise software applications of Renaissance Software, Inc., effective September 30, 2000, respectively.

(2) In fiscal years 2002 and 2001, the Company wrote down intangible assets (primarily goodwill) to their estimated fair value (See Note 4 to the Consolidated Financial Statements).

ITEM 7.MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  CONSOLIDATED
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion and analysis should be read in conjunction with the Selected Financial Data and the audited consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2002", "2001" and "2000" refer to fiscal years ended September 30, 2002, 2001, and 2000, respectively.

Overview

Purchase Acquisitions:

As discussed in Note 2 to the Consolidated Financial Statements, we had completed a number of acquisitions from September 1999 through October 2001, which had substantially expanded our portfolio of products and services, as well as our geographic reach throughout North America and into Europe. The magnitude of these acquisitions had a significant impact on the comparability of our results of operations from 1999 through 2002. The following summary of the more significant purchase acquisitions closed during the last three years is segregated by those first impacting operations in fiscal 2000 ("Fiscal 2000 Acquisitions"), fiscal 2001 ("Fiscal 2001 Acquisitions"), and fiscal 2002 ("Fiscal 2002 Acquisitions").

Fiscal 2000 Acquisitions:

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

On February 13, 2001, we acquired all of the capital stock of Binas Beheer B.V. ("Binas") a Java IT consulting practice.


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

Vertex has accounted for each of these acquisitions using the purchase method of accounting in accordance with APB No. 16.
(and SFAS 141 for DynaSys and Euronet) Accordingly, the financial statements include the results of operations from March 1, 2000 for DCS, from April 1, 2000 for Auto-ID, from July 1, 2000 for
SIS, from October 1, 2000 for RSI, from November 1, 2000 for ESSC, from January 1, 2001 for ATS, from February 1, 2001 for Binas, from February 7, 2001 for Transcape and from October 1, 2001 for DynaSys and Euronet (collectively, the "Purchase Acquisitions").

Business Combinations:

In June 2000, we completed mergers with Positive Developments, Inc. ("PDI"), a provider of point solution applications, and Communication Services International, Incorporated ("CSI"), a provider of wireless and cable networking services. These mergers were accounted for using the pooling of interests method in accordance with APB No. 16. Accordingly, the accompanying consolidated financial statements include the results of PDI and CSI for all periods presented.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management continuously evaluates its estimates and judgments, and actual results may differ from these estimates under different assumptions or conditions.

Those estimates and judgments that were most critical to the preparation of the financial statements involved the allowance for doubtful accounts, inventory reserves, recoverability of intangible assets and the estimation of the net liabilities associated with subsidiaries in liquidation.

a)  We estimate the collectibility of our trade receivables.
A considerable amount of judgment is required in assessing the ultimate realization of these receivables including analysis of historical collection rates and the current credit-worthiness of significant customers. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market and economic conditions.

b) We establish reserves for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. In 2002, inventory reserves increased as a result of the decision to discontinue or significantly reduce certain non-core product lines. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

c) During 2002 and 2001 we have recorded significant impairment charges related to the carrying value of goodwill and other intangibles. In assessing the recoverability of our goodwill and other intangibles, we have made assumptions regarding estimated future cash flows and considered various other factors impacting the fair value of these assets, as more fully described below in the discussions of the results of operations - provision for impairment of goodwill.

d) As described in the Sales or Divestitures of Non-Core Businesses section of Note 2 to the Consolidated Financial Statements we have sought the protection of the respective courts in three European countries, which have agreed to orderly liquidations of five of our European subsidiaries. We have used a liquidation accounting model in the establishment of the net liabilities associated with these entities at September 30, 2002. This accounting model required the estimation of the fair value of the assets of these entities. A considerable amount of judgment was used in determining the amount of cash to be recovered through the collection of receivables or the sale of inventory and equipment in a liquidation environment, that will then be available for the respective creditors. If actual market conditions are less favorable than those projected by management, the net assets available for creditors may be less than estimated. However, since the liabilities of these entities remain on our balance sheet at historical values (and exceed the fair value of their net assets by approximately $7.3 million), we expect to recognize a gain upon legal resolution of the liquidations. The amount and timing of such gain is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

Results Of Operations

Year  ended  September 30, 2002 ("2002") compared to  year  ended
September 30, 2001 ("2001").

Revenues:
Revenues decreased by approximately $23 million (or 39%) to $36.1 million in 2002.

   Products and Services
Sales to external customers by the three significant product and service line groupings for the years ended September 30, 2002 and 2001 (in thousands) are as follows:

                                     September 30
                                   2002        2001
                                --------   ----------
   Point Solutions............  $15,022      $28,849
   Enterprise Solutions.......    6,926        9,921
   Service and Maintenance....   14,187       20,317
                               ---------   ----------
                                $36,135      $59,087
                               =========   ==========

Point   solutions   products  and  services  revenues   decreased
approximately  $13.8  million, to $15.0  million  in  2002   from
$28.8  million  in  2001, primarily as a result of  our  strategy of de-emphasizing lower margin product sales (including the sale or shutdown of various businesses, both in North America and
Europe no longer core to our focus on enterprise level solutions), together with the impact of the downturn in the economy, especially post-September 11, 2001 in both North America and Europe. Sales of
our mobile computing   products,    principally  in  the   U.K.,
decreased approximately   $1.8 million,  as  revenues   in   2001
included two   large  contracts. In addition, our decision to sell
and/or liquidate all of our European operations effective June 30, 2002 (See Note 2 - Disposals) resulted in a decrease of point solutions revenue of approximately $4.4 million from the same period last year.

Enterprise solutions revenues decreased to $6.9 million  in  2002
from    $9.9   million   in   2001.    Our light  directed  order
fulfillment systems revenues decreased $5.4 million in 2002. Sales of these products have been severely impacted by the general economic slowdown and the hesitancy of customers to commit to large system purchases. We expect this slowdown to have a negative impact on the fiscal 2003 light directed revenues. The revenues generated by our eSuite of Java (TM)
architected products  and  services  and transportation   management
systems acquired   in  2001 were $0.2  million  lower  than the
revenues generated   last  year.  License revenues continue to be
below expectations, both as a result of delays in the development (now substantially complete) and roll out of the eSuite of products and the downturn in the economy. Recognition of license revenues had improved in the fourth quarter of 2001 and the first half of 2002, but were substantially lower in the second half of
2002.   Offsetting  these  decreases,  revenues   increased    by
approximately  $2.6 million  as  a  result  of   the  acquisition
of   advanced   planning and  scheduling  software  in  September
2001,  which,  in turn, was sold in August 2002  (See  Note  2  -
Disposals).

Service and maintenance revenues have decreased approximately $6.1 million from 2001. European service and maintenance revenues decreased $2.5 million in 2002, primarily as a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002 (See Note 2 - Disposals). In addition, our North American service and maintenance revenues decreased approximately $3.6 million in 2002, resulting primarily from a large $2.2 million cable installation project in 2001, the reduction in the broadband cabling market due in part to the downturn in the general economy last year and our resulting decision in July 2002 to close down the wireless and cable installation division.

Gross Profit:

Gross profit decreased by approximately $9.3 million (or 43%) to $12.2 million in 2002. As a percent of operating revenues, gross profit was 33.9% in 2002 as compared to 36.4% in 2001. The gross profit percentage has been unfavorably impacted by the decreased revenue from higher margin software and light directed order fulfillment systems. These decreases, together with our planned reduction of point solution sales have substantially impacted the ability of the company to cover non variable costs and therefore reduced the gross profit percentage in 2002. In addition, inventory reserves increased approximately $0.3 million to provide for discontinued products. Offsetting these decreases, the gross profit percentage was favorably impacted by a higher percentage of professional services revenues and higher product margins generated by the entities acquired during 2002.

Operating Expenses:

Selling and administrative expenses decreased $12.0 million (or 35%) to $22.5 million in 2002. At the end of 2001 we initiated various cost reduction measures which continued throughout 2002, including a 67% reduction in the number of our North American employees, facilities consolidations, as well as reductions in other expenses such as marketing and advertising, non essential travel and other headcount-related expenses. As a result, we reduced our selling and administrative expenses by approximately $7 million in North America. In addition, prior to the sale and/or liquidation of all of our European operations effective June 30, 2002, we had also reduced headcount by approximately 25% and curtailed non-essential travel and marketing expenses in Europe. These reductions, together with the elimination of all European selling and administration expenses in the fourth quarter, resulted in a reduction of approximately $5 million in 2002. Offsetting these decreases, the 2002 acquisitions accounted for approximately $0.9 million of additional selling and administrative expenses.

Research and development expenses have decreased approximately $2.9 million (or 41%) to $4.2 million in 2002 from $7.0 million in 2001. In 2001, following our acquisition of the core eSuite functionality in September 2000, we invested substantially in the completion of the eSuite of Java (TM) architected products in order to achieve commercial stability. While on-going research and development continued in 2002, the R&D expenditures related to these products have decreased approximately $1.7 million from the prior year. Other factors impacting R&D were reductions of approximately $1.5 million of expenditures incurred in the development of warehouse management products and transportation management systems, with the latter decrease resulting primarily from the disposal of the transportation management system product line in April 2002. Offsetting these decreases, the R&D expenditures on the products acquired with our purchase of
DynaSys increased  R&D   by  approximately $0.5 million in 2002.

Toward the end of 2001 and throughout 2002, the Company sought to consolidate its facilities. As a result of this process, we either terminated or negotiated a settlement for the remainder of numerous office leases, resulting in additional operating expenses of $1.1 million and $0.3 million in 2002 and 2001, respectively.

The decrease in depreciation and amortization was primarily due to a decrease in the amortization of intangibles to $0.4 million in 2002, as compared to $14.6 million in 2001. This was the direct result of two factors: (i) the write-off of intangible assets in the fourth quarter of fiscal 2001, based on an assessment of the fair value of these assets as of September 30, 2001; and (ii) the adoption of SFAS 142 as of October 1, 2001, which substantially reduced the amount of intangibles that were subject to amortization (See Note 4). These intangibles were being amortized over their estimated lives ranging from 2 to 25 years.

The provision for the impairment of goodwill and other intangibles was $19 million in 2002 and $78.4 million in 2001.
At September 30, 2002, we assessed the carrying value of our remaining goodwill using the criteria established in SFAS 142.
As a result of the continuing weak market conditions in our industry, our significant operating losses and stockholders' deficit, we determined that the remaining goodwill of approximately $19 million was impaired and it was written off.
At September 30, 2001 we wrote off approximately $78.4 million, as the result of an assessment of the carrying values of our intangible assets recorded in connection with all of our acquisitions. Management undertook this assessment because of the significant negative economic trends impacting our current operations, lower expected future growth rates, a decline in our stock price, and significantly lower valuations for companies within our industry. At the time of our analysis, the net book value of our assets exceeded our market capitalization. Based on our evaluation of these factors, our belief that the decline in market conditions within our industry was significant and permanent, the consideration of all other available evidence, we determined that the fair value of our long-lived assets was less than their carrying value.

In 2001, as a result of the February 2001 acquisition of Transcape, $3.6 million of the purchase price was charged directly to expense as a write-off of in-process research and development costs, based on a valuation made by an independent valuation firm.

Interest expense increased by approximately $1.8 million to 2.9 million in 2002. This increase is due to increased working capital borrowings at the end of fiscal 2001 and early in fiscal 2002, including approximately $9 million of convertible notes payable, $2.5 million of demand notes payable, and a $2.4 million senior credit facility. As a result of an imbedded beneficial conversion feature in a convertible note payable, the Company incurred a non-cash interest charge of approximately $1.2 million in 2002. These increases were offset by the effects of debt conversions, paydowns or settlements of debt.

The provision for litigation amounted to $2.7 million and $3.1 million in 2002 and 2001, respectively. These amounts relate to several matters, which arose in 2001 and were settled in 2002, and are described in Note 16 to the Consolidated Financial Statements.

In 2002, the Company incurred a net loss on sale or liquidation of non-core assets. As more fully described in Note 2 to the Consolidated Financial Statements, this loss is comprised of (1) a $1.2 million aggregate net gain on the sale of certain non-core product lines and business units and (2) a $4.4 million loss on companies placed into liquidation during 2002. The net loss on companies in liquidation includes a provision to reduce the net assets to their estimated net realizable values.

The income tax provision is negligible in both years due primarily to operating losses. The income tax provision is comprised primarily of foreign taxes provided on the profit of certain subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses are an adjustment of goodwill.

Year  ended  September 30, 2001 compared to year ended  September
30, 2000.

Revenues:

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

Enterprise solutions revenues increased to $9.9 million from $6.7 million in 2000. Our light directed order fulfillment systems revenues increased to $8.1 million in 2001 from $6.7 million in 2000. The revenues in 2000 were for the seven-month period following the acquisition of our light-directed technology, while 2001 includes a full year of revenues. Sales of these products have been severely impacted by the general economic slowdown and the hesitancy of customers to commit to large systems purchases. We expect this slowdown to have a negative impact on the fiscal 2002 enterprise solutions revenues, at least through our third fiscal quarter ending June 30, 2002. The remainder of the increase in enterprise solutions revenues was generated by our eSuite of Java architected products and services acquired during 2001 and by the addition of the enterprise transportation management assets mid year. These revenues fell substantially below expectations, both as a result of delays in the development and roll out of the eSuite of products and the downturn in the economy.

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

Research and development expenses have increased approximately $5.8 million (or 472%) to $7.0 million in 2001 from $1.2 million in 2000. This increase reflects our acquisition of the eSuite of Java architected products and, in part, the transportation management system assets. In addition, following our acquisition of the core eSuite functionality, we determined that it was not sufficiently commercialized, consequently, we accelerated our R&D investment in these key applications in order to achieve commercial stability.

The amortization of intangibles of $14.6 million in 2001, as compared to $1.1 million in 2000 is a direct result of the Purchase Acquisitions. These intangibles were being amortized over their estimated lives ranging from 2 to 25 years. At September 30, 2001 we wrote off approximately $78.4 million (see
Note 4), as the result of an assessment of the carrying values of our intangible assets recorded in connection with all of our acquisitions. Management undertook this assessment because of the significant negative economic trends impacting our current operations, lower expected future growth rates, a decline in our stock price, and significantly lower valuations for companies within our industry. At the time of our analysis, the net book value of our assets exceeded our market capitalization. Based on our evaluation of these factors, our belief that the decline in market conditions within our industry was significant and permanent, the consideration of all other available evidence, we determined that the fair market value of our long-lived assets was less than their carrying value.

Our intangible assets are associated with our acquisitions of technologies and services capabilities that we have made as part of our growth and competitive strategy described above. A number of these acquisitions were closed during a period of rapid change and evolution within the technology industry generally and within the developing supply chain management industry in particular.

Since making some of our acquisitions we have concluded that some of our original long-term assumptions about how the market we serve would evolve and what customers would be requiring in supply chain management technologies have changed. We now expect future cash flows from these acquired assets to be less than our initial expectations. We have, therefore, reduced the carrying value of these assets on our balance sheet, as described in detail in Note 4, and recorded a $78.4 million write off at September 30, 2001.

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

Liquidity and Capital Resources

Based  upon our substantial working capital deficiency ($27.4 million at September 30, 2002), our current rate of cash consumption, the uncertainty of liquidity- related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

The successful implementation of our business plan has required, and will require on a going forward basis, substantial funds to finance (i) continuing operations, (ii) further development of our enterprise software technologies, (iii) expected future operating losses, (iv) settlement of existing liabilities, including past due payroll obligations to its employees, officers and directors, and (v) possible selective acquisitions to achieve the scale we believe will be necessary to remain competitive in the global SCM industry. There can be no assurance that we will be successful in raising the necessary funds.

Fiscal 2002:

In fiscal 2002, the overall decline in the enterprise applications software and telecommunications industries, continued to have a substantial negative impact on our results of operations. These factors, in combination with our continuing negative operating cash flows, placed significant pressures on our financial condition and liquidity and negatively impacted our operations. Operating activities resulted in cash consumption of $8.5 million in 2002. During fiscal 2002 we raised approximately $9.8 million (net of cash transaction costs) through the issuance of: (1) Series "B" Convertible Preferred Stock to Pitney Bowes valued at $1 million; (2) $3 million in notes payable convertible into Series "C" Convertible Preferred Stock to Midmark Capital II, LP; (3) $3.6 million of demand notes payable from Pitney Bowes and Midmark
Capital II L.P. and (4) $2.4 million in a senior credit facility collateralized by North American accounts receivable. During the same period, we sold various businesses and assets (See Note 2) resulting in net cash of $1.2 million and we paid various debt obligations ($3.8 million). At September 30, 2002, the above activities resulted in a net cash balance of $74,000 (a decrease of $1.3 million) and a negative working capital balance of $27.4 million.

Outlook:

In light of current economic conditions and the general expectation that there will be no significant upswing in the economy or technology capital expenditures for the foreseeable future, we do not now anticipate reaching the point at which we generate cash in excess of our operating expenses until December 2003 at the earliest, about which there can be no assurance. To the extent we cannot settle existing obligations in stock or defer our obligations until we generate
sufficient  operating  cash,  we  will require  significant   additional   funds
to   meet    accrued    non-operating obligations,  working  capital  to  fund
operating losses, short term debt and related interest, capital expenditures, expenses related to cost-reduction initiatives, and potential liabilities
related   to   litigation claims  and judgments  (See Note 16 to Consolidated
Financial  Statements).

Our sources of ongoing liquidity include the cash flows of our operations, potential new credit facilities, and potential additional equity investments. Consequently, Vertex continues to aggressively pursue additional debt and equity financing, restructure certain existing debt obligations, reduce its operating expenses, and is structuring its overall operations and resources around high margin enterprise products and services. However, in order to remain in business, the Company must raise additional cash in a timely fashion.

Subsequent   to  September   30,  2002  the following   initiatives   have  been
completed   or   are in process to raise the required funds, settle  liabilities and/or reduce expenses:

  (i) In December 2002, Vertex, through XeQute, closed a $500,000 Bridge Loan arranged by Charles Street Securities, Inc. (CSS) from MidMark Capital and Aryeh Trust. The Bridge Loan is to be repaid with proceeds from a proposed Private Placement funding (see iii below). The Bridge Loan is for a term of 180 days, which matured on June 9, 2003, at which time it converted to a term loan payable in 24 monthly installments. The first monthly installment was due July 1, 2003 and has not been paid. The Bridge Loan is secured by a first security interest in all of the assets of XeQute and carries an interest rate of 3% per month.

  XeQute received an additional $480,000 from MidMark under a Convertible Loan Note. The Convertible Loan Note will automatically convert into Non-Voting Shares of XeQute Solutions PLC when a minimum subscription of $480,000 of the Private Placement is reached.

  In addition, as of June 30, 2003, Vertex and XeQute have borrowed a further $893,000 from MidMark Capital II, L.P. pursuant to a series of demand notes, of which $425,000 was restricted for usage on XeQute obligations. These notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to MidMark under its convertible notes payable.

  Vertex also executed a Grid Note which provides for up to $1 million of availability from MidMark Capital, L.P. This note will be funded by the proceeds, if any, from the sale of any shares of Vertex Common Stock held by MidMark Capital. This note is payable on demand but in any event no later than December 31, 2003, carries interest at the rate of 10% per annum and is secured by the same collateral in which the Company previously granted a security interest to MidMark under its convertible notes payable. In consideration of MidMark providing this facility, the Company agreed to issue warrants to purchase a number of unregistered shares equal to 120% of the number of tradeable shares sold by MidMark to fund such note, at a purchase price per share equal to 80% of the price per share realized in the sale of shares to fund the Grid Note. As of June 30, 2003, the Company had borrowed $77,000 under this arrangement.

 (ii)   The Company has completed the sale of certain entities and assets (See
  Note 2 - Disposals). After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France - previously ICS France) and based on the continuing cash drain from these operations the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Upon legal resolution of the $7.3 million of net liabilities of these remaining European entities, we expect to recognize a non- cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

 (iii) We are aggressively pursuing additional capital raising initiatives in particular through the formation of XeQute Solutions PLC, a wholly owned subsidiary of Vertex and parent company of XeQute, into which we have an agreement with CSS to raise, in conjunction with MidMark Capital, approximately $3.8 million of new equity. This transaction is currently on hold pending completion and filing of this Annual Report on Form 10-K and an interim audit of XeQute Solutions, Plc. for the nine months ended June 30, 2003. We have also conducted extensive negotiations with various sources to invest up to an additional $8 million of new equity or convertible debt into Vertex, contingent among other things, upon the completion of the new financing into XeQute.

 (iv) We have continued to reduce headcount (to approximately 40 employees in our continuing North American business at June 30, 2003, of whom 14 are currently furloughed until additional funds are raised), consolidate facilities, and generally reduce costs.

  (v) Effective July 31, 2003, the Company completed the sale of 10,000,000 shares of its common stock, which had a fair market value at that time of approximately $500,000, to American Marketing Complex, Inc. (AMC). Payment for this purchase was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can utilize for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the cash equivalent trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year.

     In addition, the Company agreed to loan AMC $150,000 of which $10,000 was delivered at closing; $40,000 will be delivered by August 15, 2003; $50,000 will be delivered by Septemer 10, 2003 and $50,000 will be delivered by October 10, 2003. This loan will be repaid exclusively from funds received from the sale of the 10,000,000 shares. The Company is required to register these shares within six months of the closing.

  (vi) We are seeking to settle certain of our current liabilities through non-cash transactions. Vertex is negotiating with vendors to settle balances at substantial discounts, including through the use of the cash equivalent trade credits set forth in (v) above. In addition, we are negotiating to settle certain notes payable and approximately $4 million of litigation accruals at a discount or with the issuance of shares of either Vertex or XeQute.

While we are continuing our efforts to reduce costs, gain scale, resolve lawsuits on favorable terms and settle certain liabilities on a non-cash basis there is no assurance that we will achieve these objectives. In addition, we continue to pursue strategic business combinations and opportunities to raise both debt and equity financing. However, there can be no assurance that we will be able to raise additional financing in the timeframe necessary to meet our immediate cash needs, or if such financing is available, whether the terms or conditions would be acceptable to us.

The financial statements have been prepared on a basis that contemplates Vertex's continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments, with the exception of the provision to reduce the carrying values of the assets of the subsidiaries in liquidation to their estimated net realizable value (See Note 2), relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If Vertex fails to raise capital when needed, the lack of capital will have a material adverse effect on Vertex's business, operating results, and financial condition.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. Under the provisions of SFAS 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss recognized subsequent to initial adoption of SFAS 142 will be recorded as a charge to
current period  earnings. We  elected  to early  adopt  the provisions   of
SFAS   142,  including   the provisions    for nonamortization of intangible
assets, as of October 1, 2001. As a result of our analysis of the fair market value of intangible assets at September 30, 2001 and the resulting charge for impairment recorded at that time, the transitional goodwill impairment provisions of SFAS 142, did not have a significant impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company will adopt Issue No. 00-21 in the quarter beginning July 1, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The Company is currently evaluating the impact of adopting this guidance, but does not believe it will have a material effect on its results of operations.

ITEM 7A.      QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES   ABOUT
              MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates.

The Company is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S.
dollar   and   currencies  of  the  Company's  subsidiaries   and
operations in Europe. Revenues from these operations are typically denominated in European currencies thereby potentially affecting the Company's financial position, results of operations, and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flow of the Company, especially now that all of the European operations have been either sold or placed into liquidation. However, there can be no assurance that a sudden and significant change in the value of European currencies would not have a material adverse effect on the Company's financial condition and results of operations.

The Company's short-term bank debt bears interest at variable rates; therefore, the Company's results of operations would only be affected by interest rate changes to the short-term bank debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this "Item 8" is included following the "Index to Financial Statements and Schedules" appearing at the end of this Form 10-K.

ITEM 9.CHANGES   IN   AND   DISAGREEMENTS  WITH  ACCOUNTANTS   ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

(a) In a letter dated April 9, 2002, Ernst & Young LLP ("Ernst & Young") resigned as auditors of the Company, effective immediately. Management, under the direction of the Audit Committee of the Board of Directors, commenced the process of naming new auditors for the Company.

The  reports  of  Ernst  &  Young on the  Company's  consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for their report dated January 25, 2002 on the Company's consolidated financial statements as of September 30, 2001, and 2000 and for each of the three years in the period ended September 30, 2001, which contained an explanatory paragraph indicating substantial doubt about the Company's ability to continue as a going concern.

In connection with the audits of the Company's consolidated financial statements for each of the two fiscal years ended September 30, 2001 and 2000, and in the subsequent interim period through April 9, 2002, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make reference to the matter in their report.

In connection with the audit of the Company's 2001 consolidated financial statements, Ernst & Young advised the Company and the Audit Committee that material weaknesses existed with regard to the Company's financial accounting systems, including the financial reporting and closing process, impacting the Company's ability to timely prepare accurate financial statements. The Company authorized Ernst & Young to respond fully to the inquiries of any successor auditor concerning this matter.

The Company requested Ernst & Young to furnish it with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated April 16, 2002 was filed as Exhibit 16 to our Form 8-K filed on April 16, 2002.

b) On May 13, 2002 by unanimous written consent, the Board of Directors of the Company engaged WithumSmith+Brown P.C. as the
Company's  independent  auditors  for  the  fiscal  year   ending
September 30, 2002.  The Company's Audit Committee, approved  and
recommended   to  the  Board  of  Directors,  approval   of   the
appointment of WithumSmith+Brown P.C. based on a recommendation by management and a Proposal to Serve presented to the Company by WithumSmith+Brown P.C. dated May 7, 2002.

WithumSmith+Brown P.C. is affiliated with HLB International, a world-wide organization of professional accounting firms and business advisors,  which  has  member  and  correspondent  firms  in  100 countries.

                            PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Certain information about directors and officers of the Company is contained in the following table as of September 30, 2002.

                                                                Director
Name of Director       Age      Principal Occupation             Since
-----------------     ----     ----------------------           --------
Hugo H. Biermann       53      Executive Chairman                1999
                               Vertex Interactive, Inc

Nicholas R. H. Toms    54      Chief Executive Officer           1999
                               Vertex Interactive, Inc

Otto Leistner          58      Managing & Senior Partner         2000
                               Leistner Pokoj Schnedler

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

Due  to  various  reasons  Stephen Duff,  George  Powch,  Michael
Monahan, Larry Schafran, Wayne Clevenger and Joseph Robinson found it necessary to resign during fiscal 2002.

Operation of Board of Directors and Committees

The Board of Directors met 20 times during the fiscal year ended September 30, 2002. Standing committees of the Board include an Audit Committee and a Stock Option/Compensation Committee. The Company does not have a Nominating Committee. During the time in which they were members, all directors attended in excess of 75% of the meetings.

During the year 2002, Stephen Duff(2), George Powch(2), Mike Monahan(2), Larry Schafran(2), Joe Robinson(3) and Otto Leistner all served for periods of time as members of the Audit Committee. As of September 30, 2002, the Audit Committee was solely comprised of Messr. Leistner, a non-employee director. Pursuant to the Audit Committee Charter, the Committee's primary duties and responsibilities are to 1) serve as an independent and objective party to monitor the Corporation's financial reporting process and internal control system; 2) review and appraise the audit efforts of the Corporation's independent accountants; and
3) provide an open avenue of communication among the independent accountants, financial and senior management and the Board of Directors. Audit Committee Meetings primarily were combined with regular Board Meetings and included full Board participation. There were 4 meetings during the 2002 fiscal year during which Audit Committee agenda items were addressed. All members attended in excess of 75% of the meetings which were held while they were members.

During the year 2002, Wayne Clevenger(3), Stephen Duff(2) and Otto Leistner all served for periods of time as members of the Stock Option/Compensation Committee. As of September 30, 2002 the Stock Option/Compensation Committee was comprised solely of Messr. Leistner. The Committee's primary functions are to determine remuneration policies applicable to the Company's executive officers and to determine the bases of the compensation of the Chief Executive Officer, including the factors and criteria on which such compensation is to be based. The Committee
also  administers  the  Company's  Stock  Option   Plan.   Stock
Option/Compensation Committee Meetings primarily were combined with regular Board Meetings and included full Board participation. All members attended 100% of the meetings which were held while they were members.

Compensation of Directors

With the exception of Messrs. Clevenger (3) and Robinson(3) who are partners in Midmark Associates, which firm was paid a management fee by Vertex (this management fee was discontinued in August 2002), non-employee directors had in the prior two years received compensation of 15,000 stock options per year for their services as directors. No options were granted to directors for the 2002 fiscal year. The Company reimburses directors for their reasonable out-of-pocket expenses with respect to board meetings and other Company business. Stephen Duff(2), Otto Leistner and
George   Powch(2)  each  received  30,000  in-plan  non-qualified
options on February 6, 2001 at an exercise price of $8.50. Of these options, 15,000 vested immediately for services provided in the year 2000 and 15,000 vested on December 31, 2001 for services provided during 2001. In August, 2001 L. G. Schafran(2) received 15,000 in-plan, non-qualified options at an exercise price of $1.51 which vested on December 31, 2001 for services provided during 2001. Options received by Directors for services provided terminate one year from the date of resignation.

In addition, in January 2000, the Company granted options to purchase 100,000 shares of common stock at $3.85 (110% of the fair market value of the stock on the date of grant) to each of Mr. Clevenger(3), Mr. Robinson(3), Mr. Thomas(1) and Mr. Denis Newman (a former Director, who resigned from the Board effective August 9, 2000). These options were granted to compensate these individuals for consultation, advice, due diligence and other work performed in addition to the standard scope of responsibilities of an outside director. Such options were fully vested on the date of grant and expire five years from that date.

(1)  Mr. Thomas resigned from the Board in January, 2001.
(2) Mr. Duff, Mr. Powch, Mr. Monahan, and Mr. Schafran have resigned from the Board, in November, 2001, December, 2001,
     February 2002, and July 2002 respectively.
(3)  Mr.  Clevenger and Mr. Robinson resigned from the  Board  in
     August 2002.

EXECUTIVE OFFICERS

In addition to Messrs. Biermann and Toms the following persons were executive officers of Vertex Interactive, Inc. as of September 30, 2002:

        Name            Age                Position
  Raymond J. Broek      51        Treasurer and Vice President-Finance

  Mark A. Flint         56        Chief Financial Officer

  Jacqui Gerrard        48        Chief Operating Officer-Europe

  Donald W. Rowley      51        Executive Vice President-Strategic
                                  Development

  Barbara H. Martorano  46         Corporate Secretary

Raymond J. Broek has been with Vertex since March 2000 and, previously had been a consultant to Vertex and other middle market companies. From 1973 to 1999, Mr. Broek was with Ernst & Young LLP; the last 12 years as a partner providing accounting and auditing services. Mr. Broek resigned from his executive officer position effective November 27, 2002, but continues in the employ of the Company in a non-officer capacity.

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

Jacqui Gerrard joined Vertex in March 2000. From March 1999 to February 2000 Ms. Gerrard served as the Director of Human Resources for Logical, the systems integration division of Datatec, a software networking corporation. From February 1998 to February 1999 she managed the European organization of Peak Technologies, after first serving as the Human Resource Director for the European Division from September 1997. Prior to that, Ms. Gerrard was a Director of Human Resources for ICL, an information technology systems company. Ms. Gerrard terminated her employment with the Company effective October 31, 2002 following the disposal of all of our European operations.

Donald W. Rowley joined the Company in December 2000. Previously, Mr. Rowley was with Brightstar Information Technology Group from January 1999, when he was appointed its Chief Financial Officer and Secretary, and was elected to the Brightstar Board. Prior to that appointment, he was interim Chief Financial Officer and a director of PetroChemNet, Inc., a business-to-business internet-based marketplace serving the petrochemical and petroleum segments of the energy industry, from 1998 to 1999. Mr. Rowley resigned from his executive officer position effective March 31, 2003, but continues in the employ of the Company on a part-time basis in a non-officer capacity.

Barbara H. Martorano joined the Company in June 1990 and has served in a variety of positions, including Sales Order
Processing Coordinator, Office Administrator, Executive Assistant to the President, CEO and Chairman of the Board, as well as, Corporate Secretary as of January 17, 1996.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2002, 2001, and 2000 of the five highest compensation persons who were, at September 30, 2002, executive officers of the Company and earned $100,000 or more in any of the respective fiscal years:

                                                                         Long Term
                                                         Annual         Compensation
                                                     Compensation        Securities
  Name and Principal                                 Bonus & Other       Underlying
  Position                     Year      Salary       Cash Items         Options(#)
  ------------------          -----     --------     --------------     -------------
  Hugo H. Biermann             2002     $300,000             -                   -
  Executive Chairman           2001      300,000             -                   -
   of the Board of Directors   2000      300,000             -             475,000


  Nicholas R. H. Toms          2002      300,000             -                   -
  Chief Executive Officer      2001      300,000             -                   -
  And Director                 2000      300,000             -             475,000

  Mark A. Flint                2002      275,000      $100,000(1)                -
  Chief Financial Officer      2001       40,104             -             400,000
                               2000           -              -                   -

  Jacqui Gerrard               2002      187,200             -                   -
  Chief Operating Officer -    2001      188,500        71,050              50,000
  Europe                       2000       95,425        39,800             100,000

  Donald W. Rowley             2002      225,000             -                   -
  Executive Vice President -   2001      206,731             -             200,000
  Strategic Development        2000           -              -                   -

   (1)Such amount is accrued however unpaid as of June 30, 2003.
   (2)All  officers  and U.S. based  employees  of   Vertex  are
   eligible to participate in the 401k Savings and Retirement plan that is funded by voluntary employee and Company contributions. See "401(k) Savings and Retirement Plan".
   (3)In accordance with the rules of the Securities and Exchange Commission, other compensation received in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.

Employment Agreements

Effective October 1, 1999, Edwardstone entered into an agreement with the Company pursuant to which Edwardstone agreed to provide the services of Messrs. Biermann and Toms to act as the Joint Chairmen and Joint Chief Executive Officers of the Company. Such Agreement provided for aggregate annual compensation of $600,000 and entitled them to participate in all employee benefit plans sponsored by Vertex in which all other executive officers of Vertex participate. The agreement had an initial five-year term and continued thereafter on a year-to-year basis on the same terms and conditions existing at the time of renewal, unless terminated by either the Company or the employee upon thirty days written notice prior to the end of either the initial (5 year) term or any subsequent one-year term, as the case may be. This agreement was terminated by mutual consent effective September 30, 2002.

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


Stock Option Grants in Last Fiscal Year

The following table describes certain information regarding stock options granted to each of the named executive officers in the fiscal year ended September 30, 2002, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent Vertex's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the timing of such exercises and the future performance of Vertex's common stock.

                                                                  Potential
                      Percent                                     realizable
                      of total                                value at assumed
                       options                                 annual rates of
     Number of       granted to                                  stock price
     Securities       employees                                appreciation for
     Underlying          in         Exercise                    options terms
      Options          fiscal         Price    Expiration      ---------------
      Granted           year        ($/share)     Date           5%       10%
     ----------      ----------    ----------  ----------      -----    ------
                         None in 2002

Aggregate  Option Exercises in Last Fiscal Year and Fiscal  Year-
End Option Values

The following table describes for the named executive officers, the exercisable and unexercised options held by them as of September 30, 2002. No options were exercised by the named executive officers in fiscal 2002. The "Value of Unexercised In-the-Money Options at Fiscal Year End" is based on a value of $.07 per share, the closing price of Vertex's common stock on The Nasdaq Stock Market's National Market, on September 30, 2002, less the per share exercise price, multiplied by the number of shares to be issued upon exercise of the options.

                       Number of Securities            Value of unexercisied
                       Underlying unexercised           in-the-money options
                      Options at fiscal year end         at fiscal year end
                      ---------------------------     ------------------------
Name                   Exercisable  Unexercisable       Exercisable   Unexercisable
----                   -----------  -------------       -----------   -------------
Hugo Biermann            475,000            -                n/a           n/a
Nicholas Toms            475,000            -                n/a           n/a
Mark Flint               160,000      240,000                n/a           n/a
Jacqui Gerrard            80,000       70,000                n/a           n/a
Donald Rowley             40,000      160,000                n/a           n/a

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

Under  the  current  terms  of  the 401(k) Plan,  employees   may
elect to defer from Federal income tax up to 17% of their annual compensation, not to exceed Internal Revenue Code limits and have it contributed to the 401(k) Plan on their behalf. Beginning January 1, 2001, the Company contributed 50% of an employee's salary deferral up to 6% or a 3% match. The Company's contribution is funded after each calendar year end, with either cash or Vertex common stock, at the Company's option. The salary deferrals are fully vested, while the Company's contributions vest 20% upon the completion of the first year of service and 20% each successive year thereafter, until completion of the fifth year of service or, if earlier, upon the death, disability or retirement of the participant. Benefits under the 401(k)Plan are generally distributed in a lump sum following the participant's retirement, death, disability or termination of employment, or in a case of
hardship,   prior   to  the  termination  of  the participant's
employment.

The Company contributions for the years ended September 30 were $202,000 for 2002, $290,000 for 2001, and $0 for 2000.

Compensation Committee Interlocks and Insider Participation

The following non-employee directors were members of the Stock Option/Compensation Committee of the Board of Directors during 2002: Wayne Clevenger (until his resignation in August
2002), George Powch (until his resignation in December 2001) and Otto Leistner. During 2002 the Company paid $218,000 to MidMark Associates for consulting services pursuant to a five year management agreement entered into in September 1999 and terminated on August 13, 2002. Mr. Clevenger is a managing director of MidMark Associates. On February 6, 2001 the Board awarded Messrs. Leistner and Powch each 30,000 options to purchase the Company's stock at an exercise price of $8.50 per share. No stock option awards were granted in 2002.

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

Based on its review of such forms that it received, or written representations from reporting persons that no Forms 5 were required for such persons, the Company believes that, during fiscal 2002, all Section 16(a) filing requirements have not been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

   COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

General

Notwithstanding any statement to the contrary in any of the Company's previous or future filings with the Securities and Exchange Commission, this Report shall not be incorporated by reference into any such filings.

The Stock Option/Compensation Committee of the Company's Board of Directors (the "Committee") has furnished the following report on Executive Compensation in accordance with the rules and regulations of the Securities and Exchange Commission. This report outlines the duties of the Committee with respect to executive compensation, the various components of the Company's compensation program for executive officers and other key employees, and the basis on which the 2002 compensation was determined for the executive officers of the Company, with particular detail given to the compensation for the Company's Chief Executive Officer.

Compensation of Executive Officers Generally

The Committee is responsible for establishing compensation levels for the executive officers of the Company, including the annual bonus plan for executive officers and for administering the Company's Stock Option Plan. The Committee was comprised of three non-employee directors: Messrs. Clevenger (Chair) (until his resignation in August 2002), Duff (until his resignation in November 2001) and Leistner. The Committee's overall objective is to establish a compensation policy that will (i) attract, retain and reward executives who contribute to achieving the Company's business objectives; (ii) motivate executives to obtain these objectives; and (iii) align the interests of executives with those of the Company's long-term investors. The Company compensates executive officers with a combination of salary and incentives designed to focus their efforts on maximizing both the near-term and long-term financial performance of the Company. In addition, the Company's compensation program rewards individual performance that furthers Company goals. The executive compensation program includes the following: (i) base salary;
(ii) incentive bonuses; (iii) long-term equity incentive awards in the form of stock option grants; and (iv) other benefits. Each executive officer's compensation package is designed to provide an appropriately weighted mix of these elements, which cumulatively provide a level of compensation roughly equivalent to that paid by companies of similar size and complexity engaged in the same or similar business.

Base  Salary.  Base Salary  levels  for  each  of  the  Company's executive officers, including the Executive Chairman and the Chief Executive Officer, are generally set within a range of base salaries that the Committee believes are paid to similar executive officers at companies deemed comparable based on the similarity in revenue level, industry segment and competitive employment market to the Company. In addition, the Committee generally takes into account the Company's past financial performance and future expectations, as well as the performance of the executives and changes in the executives' responsibilities. There were no increases in the base salary for any of the Executive Officers of the Company during fiscal 2002, reflecting the Company's objectives of cash preservation.

Incentive Bonuses. The Committee recommends the payment of bonuses to provide an incentive to executive officers to be productive over the course of each fiscal year. These bonuses are awarded only if the Company achieves or exceeds certain corporate performance objectives. The incentive bonus to each executive officer is based on the individual executive's performance as it relates to the Company's performance. With the exception of the Chief Financial Officer and the Chief Operating Officer - Europe (which bonuses were guaranteed bonuses), there were no incentive bonuses granted to any of the executive officers of the Company in 2002 or 2001, reflective of the operating losses and the desire to preserve cash.

Equity Incentives. Stock options are used by the Company for payment of long-term compensation to provide a stock-based incentive to improve the Company's financial performance and to assist in the recruitment, retention and motivation of professional, managerial and other personnel. Generally, stock options are granted to executive officers upon commencement of employment with the Company and from time to time thereafter, based primarily upon the individual's actual and/or potential contributions to the Company and the Company's financial performance. Stock options are designed to align the interests of the Company's executive officers with those of its shareholders by encouraging executive officers to enhance the value of the Company, the price of the Common Stock, and hence, the shareholder's return. In addition, the vesting of stock options over a period of time is designed to create an incentive for the individual to remain with the Company. The Company has granted options to the executives on an ongoing basis to provide continuing incentives to the executives to meet future performance goals and to remain with the Company. During the fiscal year ended September 30, 2001, options to purchase an aggregate of 715,000 shares of Common Stock were granted to the Company's executive officers based on the Committee's assessment of the individual contributions of the executive officers receiving options. None of the options granted to the Company's executive officers were granted to Messrs. Biermann or Toms. No options were granted in 2002.

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

Compensation of the Chief Executive Officer

The Committee annually reviews the performance and compensation of the Chief Executive Officer based on the assessment of his past performance and its expectation of his future
contributions to the Company's  performance.   Messrs. Biermann
and Toms served as Joint CEOs from September 27, 1999 through June 2001, at which time Mr. Biermann became Executive Chairman
and  Mr.  Toms  became  the  Chief  Executive  Officer.    Both
Mr. Biermann and Mr. Toms serve under a five year agreement with compensation at $300,000 each per annum, which compensation has remained unchanged since September 1999. The Committee believes the compensation paid to Messrs. Biermann and Toms was reasonable given the competitive nature of the market place for executive talent, given the implementation of cost and expense reductions to align the company's business with its core competencies and the lack of base pay increases and bonuses to reflect the results achieved.

Policy with Respect to Qualifying Compensation for Deductibility

Section 162(m) of the Internal Revenue Code imposes a limit on tax deductions for annual compensation (other than performance-based compensation) in excess of one million dollars paid by a corporation to its Chief Executive Officer and the other four most highly compensated executive officers of a corporation. The Company has not established a policy with regard to Section 162(m) of the Code, since the Company has not and does not currently anticipate paying cash compensation in excess of one
million  dollars  per  annum  to  any  employee.  None   of   the
compensation  paid  by the Company in 2002  was  subject  to  the
limitations  on  deductibility.  The  Board  of  Directors   will
continue  to  assess  the  impact  of  Section  162(m)   on   its
compensation practices and determine what further action, if any, is appropriate.

                       Stock Option/Compensation Committee
                       Otto Leistner


                     STOCK PERFORMANCE GRAPH

The   following  line-graph   provides   a   comparison  of   the
cumulative total shareholder return on our Common Stock for the period September 30, 1996 through September 30, 2002, against the cumulative shareholder return during such period achieved by The Nasdaq Stock Market (U.S. Companies) ("Nasdaq US") and a Peer Index ("The JP Morgan H&Q Technology Index" through 2001, when it was discontinued, and the "RDG Software Composite Index"). The graph assumes that $100 was invested on September 30, 1996 in our Common Stock and in each of the comparison indices, and assumes reinvestment of dividends.

                                                        JPMorgan
                                       NASDAQ Stock     H&Q          RDG Software
  Measurement Period    Vertex         Market (U.S.     Technology   Composite
 (Fiscal Year Covered)  Interactive    Companies)       Index        Index
----------------------  -----------   ---------------   ------------ --------------
 September 30, 1996      $100.00       $100.00          $100.00      $100.00
 September 30, 1997        86.84        137.27           149.10       152.12
 September 30, 1998        86.84        139.44           138.53       207.93
 September 30, 1999       242.11        227.82           266.83       345.78
 September 30, 2000     1,542.15        302.47           434.45       447.55
 September 30, 2001        86.74        123.64           144.15       189.77
 September 30, 2002         5.89         97.34                -       146.55

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

          COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                  AMONG VERTEX INTERACTIVE, INC.,
               THE NASDAQ STOCK MARKET (U.S.) INDEX,
                THE JP MORGAN H&Q TECHNOLOGY INDEX
               AND THE RDG SOFTWARE COMPOSITE INDEX

                      [PERFORMANCE GRAPH]

* $100 invested on 9/30/96 in stock or index-including reinvestment of dividends.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
             MANAGEMENT

The following table sets forth the amount and percent of shares of each class of stock that, as of February 28, 2003 are deemed under the rules of the Securities and Exchange Commission (the "Commission") to be "beneficially owned" by each member of the Board of Directors of the Company, by each Named Executive Officer of the Company, by all Directors and Executive Officers of the Company as a group, and by any person or "group" (as that term is used in the Securities Act of 1934, as amended) known to the Company as of that date to be a "beneficial owner" of more than 5% of the outstanding shares of the respective class of stock.

                                         Shares Beneficially Owned
                                          Number (1)   Percent(2)

PREFERRED "A":
   5% Beneficial Owners:
    Pitney Bowes, Inc.                     1,356,852         100%
    One Elmcroft Road
    Stamford CT 06926

PREFERRED "B":
   5% Beneficial Owners:
    Pitney Bowes, Inc.                        1,000          100%
    One Elmcroft Road
    Stamford CT 06926

PREFERRED "C"
   5% Beneficial Owners:
    MidMark Capital II L.P.                     805         80.74%
    177 Madison Avenue
    Morristown, NJ 07960

    Paine Webber Custodian                       50          5.02%
      F/B/O Wayne Clevenger
    177 Madison Avenue
    Morristown, NJ 07960

    Joseph Robinson                              50          5.02%
    177 Madison Avenue
    Morristown, NJ 07960

    O'Brien Ltd Partnership                      50          5.02%
    177 Madison Avenue
    Morristown, NJ 07960

    Total as a Group                            955         95.79%
                                  46
<PAGE)
COMMON STOCK:
   5% Beneficial Owners:
    MidMark Capital L.P.(3)               5,495,470         14.10%
    177 Madison Avenue
    Morristown, NJ 07960

   Non-Employee Directors:
    Otto Leistner (4)                       572,875         1.54%

   Named Executive Officers:
    Hugo H. Biermann (5)                    863,010         2.29%
    Nicholas R. H. Toms (6)               1,314,014         3.49%
    Jacqui Gerrard (7)                       90,000            *
    Donald W. Rowley (8)                     80,000            *
    Mark A. Flint (9)                       160,000            *

    All directors and executive officers
    as a group (8 persons)(10)            3,188,899         8.25%

   *    Less than 1%

   (1)   Represents shares held directly and with sole voting and
   investment  power,  except  as  noted,  or  with  voting   and
   investment power shared with a spouse.

   (2)   For  purposes of calculating the percentage beneficially
   owned,   the   number  of  shares  of  each class of stock deemed
   outstanding  include  (i)  37,201,978 common shares, 1,356,852
   Preferred "A" Shares; 1000 Preferred "B" Shares and 997 Preferred "C"
   shares outstanding  as of February  28, 2003 and (ii) shares issuable by us pursuant to options  held by the respective person or group which
   may be exercised within  60  days  following  February   28,   2003
   ("Presently   Exercisable  Options").  Presently   Exercisable
   Options   are  considered  to  be  outstanding   and   to   be
   beneficially  owned  by  the  person  or  group  holding  such options  for the purpose of computing the percentage ownership of  such  person or group, but are not treated as  outstanding for  the purpose of computing the percentage ownership of  any other person or group.

   (3) Includes 300,000 shares issuable pursuant to presently exercisable options and warrants to purchase 1,472,820 shares.

   (4) Includes 50,000 shares issuable pursuant to presently exercisable options.

   (5)   Includes  475,000 shares issuable pursuant to  presently
   exercisable  options and 388,010 shares held in  the  name  of
   Bunter BVI Limited of which Mr. Biermann may be deemed  to  be
   a   beneficiary.   Mr.  Biermann,  however,   disclaims   such
   beneficial ownership.

   (6) Includes 475,000 shares issuable pursuant to presently exercisable options.

   (7) Includes 90,000 shares issuable pursuant to presently exercisable options.

   (8) Includes 80,000 shares issuable pursuant to presently exercisable options.

   (9) Includes 160,000 shares issuable pursuant to presently exercisable options.

   (10)  Includes 1,439,000 shares issuable pursuant to presently exercisable  options and 388,010 shares  held  by  a
   company   for  which  by  Mr.  Biermann  disclaims  beneficial
   ownership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Wayne  L.  Clevenger and Joseph  R. Robinson, directors  of  the
Company   until  August  13,  2002,  are  partners   in   Midmark
Associates,  which  firm  provided  consulting  services  to  the
Company.   During fiscal 2001 and 2002, the Company paid $250,000
and $218,000 respectively, to Midmark Associates for consulting services pursuant to a five-year management agreement entered into in September 1999 that was terminated in August 2002 when Mr. Clevenger and Mr. Robinson resigned as directors. In addition, during the year ended September 30, 2001, the Company issued in the aggregate $5,500,000 of convertible notes payable to Midmark Capital L.P., Midmark Capital II L.P., and certain individuals related to these two entities (collectively "Midmark Capital"). During the year ended September 30, 2002, Midmark Capital elected to convert approximately $782,000 of principal and $218,000 of accrued interest into 997 shares of Series "C"
Preferred  Stock.   The remaining  convertible notes payable of
$4,718,717  with  accrued interest  at  prime  were convertible into Series  "C"  Preferred Shares  at a conversion price of
$1,000 per share, and the Series "C"  Preferred Shares in turn
were convertible into Common Shares at  $0.84  per  shares.   In
addition, during the year ended September 30, 2002, the Company issued $3,000,000 of notes payable convertible into 3,000 shares of Series "C" Preferred Stock and in turn convertible into 3,570,026 shares of Common Stock at $0.84 per
share, and borrowed $2,588,900 under a demand note   payable.
(See  Note  9  to  the  Consolidated  Financial Statements).
On August 9, 2002, the remaining balance of the $4,718,717 convertible notes and $1,185,176 of the $3.0 million convertible notes were fully settled with the sale of the French based advanced
planning software business to MidMark (See Note 2 to   the
Consolidated  Financial  Statements).   The  remaining $1,814,324
or 10% convertible notes payable at September 30, 2002 are collateralized by all tangible and intangible property of the Company, except that the holders have executed in favor of certain senior lenders a subordination of their right of payment under the Notes and the priority of any liens on certain assets, primarily accounts receivable.

On January 2, 2001, the Company awarded Otto Leistner, one of its Directors, options exercisable at a price of $5.72 per share for 20,000 unregistered shares of our common stock for the accounting services he performed from September 22, 1999 thru April 17, 2000 prior to his becoming a Director. In August 2001, the Company issued a $359,375 convertible note payable to PARTAS AG, which is owned by Mr. Leistner. This note was to automatically convert into 250,000 shares of Vertex common stock on the day that the Company obtained the requisite shareholder approval for the issuance of shares to PARTAS AG. Since shareholder approval was not obtained by February 22, 2002, the principal amount plus any accrued interest (at prime rate) became immediately due and payable. On July 31, 2002 this convertible note payable was fully settled with the sale of the German point solutions business to PARTAS AG (See Note 2 to the Consolidated Financial Statements).

L.   G.   Schafran,  a  director  of    the  Company,   provided
consulting services to the Company prior to his election as a Director on August 9, 2001. For these services Mr. Schafran received 30,000 non-qualified, in-plan options at an exercise price of $1.51, all of which vested on the date of grant, August 14, 2001. Mr. Schafran resigned as a Director of the Company on July 8, 2002.

ITEM 14. Controls and Procedures

Within the 90-day period prior to the date of this report, a preliminary evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon, the Company's disclosure as to material weaknesses in internal controls as reflected in its 8-K filed April 16, 2002, the disclosure referenced in this Report's Part II, Item 9, the lateness of this filing, and its preliminary evaluation, the Chief Executive Officer and Chief Financial Officer concluded that given additional procedures performed, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing, and reporting of information required to be disclosed by us in the reports that we file or submit under the Exchange Act, but our disclosure controls and procedures were ineffective, in all material respects, with respect to completing the recording, processing, summarizing, and reporting of information, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act given the resources available to the Company.

As more fully described in Item 7 - Liquidity and Capital Resources and in Footnote 1 to the Consolidated Financial Statements, there is substantial doubt as to the Company's ability to continue as a going concern. The Company is seeking additional funding, the amount and timing of which cannot be assured. However, as soon as additional financial resources can be made available to acquire additional human resources, the Company, its Chief Executive Officer, and its Chief Financial Officer will conduct a full evaluation of its controls and procedures and design such controls and procedures to allow the Company to comply with Rule 13a-15 of the Securities Exchange Act of 1934.

                             PART IV

ITEM 15.      EXHIBITS,   FINANCIAL  STATEMENTS,  SCHEDULES   AND
       REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

1. and 2. Financial Statements:

1. Financial Statements and Supplementary Data:

      Index to Financial Statements

      Reports of Independent Auditors

      Balance Sheets as of September 30, 2002 and 2001

      Statements of Operations for the years ended September 30, 2002, 2001 and 2000.

      Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000.

      Statements of Changes in Stockholders' Equity for the years ended September 30, 2002, 2001 and 2000.

      Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Schedules for the three years ended September 30, 2002, 2001, and 2000.

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

Exhibit   Description
Number

2.1      Form  of  Common  Stock  Certificate  (incorporated   by
         reference to the Registration Statement on Form S-18 filed under the Securities Act of 1933, as amended and effective June 2, 1986 (File No. 33-897-NY).

3.1 Certificate of Amendment to the Certificate of Incorporation of Vertex Interactive, Inc. filed with the Secretary of State, State of New Jersey on February 7, 2001, on October 18, 2001 and November 2, 2001 (incorporated by reference to the Form 10-Q filed
	   May 20, 2002).

3.2      Amended   By-laws,  amended  as  of   August   9,   2001
         (incorporated by reference to the Form 10-K filed January
         25, 2002).

10.5 Incentive Stock Option Plan dated October 10, 1985, and amended February 14, 2000 (incorporated by reference to the Form 10-K filed on December 18, 2000).

10.54    Management    agreement   between   the   Company    and
         Edwardstone  &  Company, Inc. dated September  27,  1999
         (incorporated by reference to the Form 10-K filed on January 13, 2000).

10.55 Share Purchase Agreement, by and among Vertex Industries, Inc. St. Georges Trustees Limited, as trustee on behalf of the John Kenny Settlement and the Godfrey Smith Settlement, John Kenny and Bryan J.
         Maguire and Godfrey Smith dated June 21, 1999, as amended September 27, 1999, (incorporated by reference to the Form 8-K filed October 7, 1999).

10.56 Share Purchase and Transfer Agreement, 1999, between Gregor von Opel and Vertex Industries, Inc. dated as of
         June   21, 1999  and  as  amended  September  27,   1999,
         (incorporated  by  reference  to  the  Form  8-K  filed
         October 7, 1999).

10.57 Stock Purchase Agreement by and among Vertex Interactive, Data Control Systems and The Stockholders of Data Control Systems, Inc. dated March 31, 2000 (incorporated by reference to the Form 8-K filed April 12, 2000).

10.58 Agreement and Plan of Merger, dated September 18, 2000, by and among Vertex Interactive, Rensoft Acquisition Corp. and Renaissance Software, Inc. (incorporated by reference to the Form 8-K filed October 2, 2000).

10.59 Form of Note Purchase Agreement dated June 19, 2001 between Vertex Interactive, Inc. and MidMark Capital II, Lp with respect to the Convertible Notes Payable (incorporated by reference to the Form 10-Q filed August 14, 2001).

10.60    Form  of  Subscription Agreement dated  April  l3,  2001
         with  respect to the private placement of common  shares
         (incorporated  by  reference to  the  Form  10-Q  filed
         August 14, 2001).

10.61 Agreement and Plan of Merger, dated December 29, 2000, between Vertex Interactive and Applied Tactical Systems, Inc. (incorporated by reference to the Form 8-K filed March 2, 2001 and Form 8-K a filed March 14, 2001.)

10.62 Asset Purchase Agreement and Ancillary Agreements between Vertex Interactive, Inc. and Finmek Holding N. V.-Genicom S.p.A., Genicom Ltd., Genicom S.A. dated October 6, 2000 (incorporated by reference to the Form
	  10-K filed on January 25, 2002).

10.63    Transaction  Agreement among Vertex  Interactive,  Inc.,
         Pitney  Bowes Inc. and Renaissance Software, Inc.  dated
         February 7, 2001 (incorporated by reference to the Form
         10-K filed January 25, 2002).

10.64 Note Purchase Agreement dated July 31, 2001 by and among Vertex Interactive and Partas AG (incorporated by reference to the Form 10-K filed on January 25, 2002).

10.65    Employment  Agreement  dated  April  17,  2000   between
         Vertex   Interactive,   Inc.  and   Raymond   J.   Broek
         (incorporated by reference to the Form 10-K filed on January 25, 2002).

10.66    Employment  Agreement dated May 30, 2001 between  Vertex
         Interactive, Inc. and Donald W. Rowley (incorporated by reference to the Form 10-K filed on January 25, 2002).

10.67 Stock Purchase Agreement by and between Pitney Bowes Inc. and Vertex Interactive, Inc. dated October 18,
         2001 for the purchase of Series "B" Preferred Stock (incorporated by reference to the Form 10-Q filed February 20,2002).

10.68 Securities Purchase Agreement by and among Laurus Master Fund, Ltd. and Vertex Interactive, Inc. dated
         November 20, 2001 for the purchase of 7% Convertible Notes Payable (incorporated by reference to the Form 10-Q filed February 20,2002).

10.69 Note Purchase Agreement by and among MidMark Capital II, L.P. and Vertex Interactive, Inc. dated as of November 1, 2001 for the purchase of 10% Convertible Notes Payable (incorporated by reference to the Form 10-Q filed February 20,2002).

10.70 Accounts Receivable Purchase Agreement dated February 27, 2002 between Vertex Interactive, Inc., its North American subsidiaries and Laurus Master Fund, Ltd. (incorporated by reference to the Form 10-Q filed May 20,2002).

10.71    Form of Conversion Agreement between Vertex
         Interactive, Inc. and MidMark dated March 7, 2002 and the Amended and Restated Convertible Promissory Note dated March 7, 2002(incorporated by reference to the Form 10-Q filed May 20,2002).

10.72 Asset Purchase Agreement between Vertex, Renaissance and Pitney Bowes dated April 19, 2002 (incorporated by reference to the Form 10-Q filed May 20,2002).

10.73    ICS  Sale Agreement between Vertex Interactive, Partas
         Aktiengesellschaft  and  ICS  AG  dated  July  12,  2002
         (filed herewith).

10.74    Stock   and  Debt  Purchase  Agreement  between  MidMark
         Capital  II, L.P., MidMark Capital, L.P., DynaSys,  S.A.
         and  Vertex  Interactive,  Inc.  dated  August  9,  2002
         (filed herewith).

21.0     Subsidiaries of Vertex Interactive, Inc.(filed herewith).

23.1     Consent of WithumSmith+Brown P.C. (filed herewith).

23.2     Consent of Ernst & Young LLP (filed herewith).

99.1	  Certification of Chief Executive Officer and Chief Financial
	  Officer required under Section 906 of the Sarbanes-Oxley
	  Act of 2002. This exhibit is furnished, not filed, in accordance with SEC Release Number 33-8212.

(b)  Reports on Form 8-K

     1)	Form 8-K filed on August 21, 2002 relating to the
   		Company's notification by NASDAQ that the NASDAQ
		Listing Qualifications Panel (the "Panel") has determined to delist the Company's securities from the NASDAQ Stock Market.

     2)      Form 8-K filed on October 2, 2002 regarding the
		CEO and CFO certifications of the Form 10-Q  filed
		October 2, 2002.

     3)	Form 8-K filed on December 5, 2002 regarding the
		resolution
   		and dismissal of claims relating to its merger with Applied Tactical Systems ("ATS").

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VERTEX INTERACTIVE, INC.

Date: July 31, 2003                  /s/ Nicholas R. Toms
                                     Nicholas R. Toms
                                     Chief Executive Officer

Date: July 31, 2003                 /s/ Mark A. Flint
                                    Mark A. Flint
                                    Chief Financial Officer


Pursuant to the requirements by the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


July 31, 2003                      /s/ Hugo H. Biermann
                                   Hugo H. Biermann
                                   Executive Chairman and
                                   Director

July 31, 2003                      /s/ Nicholas R. Toms
                                   Nicholas R. Toms
                                   Chief Executive Officer and
                                   Director

July 31, 2003                     /s/ Otto Leistner
                                  Otto Leistner
                                  Director

                                  54
                       CERTIFICATIONS

I, Nicholas R. Toms, certify that:

1. I have reviewed this annual report on Form 10-K of Vertex Interactive, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
     (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
     Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 31, 2003
                                    /s/Nicholas R. Toms
                                    Nicholas R. Toms
                                    Chief Executive Officer

                     CERTIFICATIONS

I, Mark A. Flint, certify that:

1. I have reviewed this annual report on Form 10-K of Vertex Interactive, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
     (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
     Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 31, 2003

                                   /S/Mark A. Flint
                                   Mark A. Flint
                                   Chief Financial Officer

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:

Reports of Independent Auditors                                     F-2, F-3

Consolidated Balance Sheets as of September 30, 2002 and 2001       F-4, F-5

Consolidated Statements of Operations for the years ended
September 30, 2002, 2001, and 2000                                  F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 2002, 2001, and 2000                                  F-7

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) for the years ended September 30,
2002, 2001, and 2000                                                F-8, F-9

Notes to Consolidated Financial Statements                          F-10


SUPPLEMENTAL SCHEDULE

Schedule II - Valuation and Qualifying Accounts
for the years ended September 30,
2002, 2001, and 2000                                                F-51

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Vertex Interactive, Inc.:

We have audited the accompanying consolidated balance sheet of Vertex Interactive, Inc. and Subsidiaries as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. Our audit also included the financial
statement schedule listed in the index at Item 15(a).   These financial
statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertex Interactive, Inc. and Subsidiaries as of September 30, 2002, and the consolidated results of their operations and their cash flows for the year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and, at September 30, 2002 has a working capital deficiency of $27.4 million and a Stockholders' Deficit of $26.8 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial
statements   do  not  include  any   adjustments   relating  to  the
recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Notes 3 and 4 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" effective October 1, 2001.

/s/ WithumSmith+Brown P.C.
Livingston, New Jersey
April 30, 2003 (July 31, 2003 as to Notes 1 and 19)

                         Report of Independent Auditors

The Board of Directors and Shareholders of Vertex Interactive, Inc.

We   have  audited  the  accompanying  consolidated  balance  sheet  of  Vertex
Interactive, Inc. and subsidiaries as of September 30, 2001 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the years ended September 30, 2001 and 2000. Our audits also included the financial statement schedule for the years ended September 30, 2001 and 2000 listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertex Interactive, Inc. and subsidiaries at September 30, 2001, and the consolidated results of their operations and their cash flows for the years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended September 30, 2001 and 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP
MetroPark, New Jersey
January 25, 2002

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                               September 30, September 30,
                                                                   2002          2001
                                                               ------------- -------------
CURRENT ASSETS:
Cash and cash equivalents                                      $     74,016  $  1,411,222
Accounts receivable, less allowance for doubtful accounts
 of $929,030 and $380,568 at September 30, 2002 and 2001            936,246    11,224,533
Inventories, net                                                    941,357     5,065,214
Prepaid expenses and other current assets                           263,260     1,521,730
                                                                ------------ -------------
Total current assets                                              2,214,879    19,222,699


PROPERTY, EQUIPMENT, AND CAPITAL LEASES
Property and equipment                                            1,387,620     6,283,848
Capital leases                                                          -         350,168
                                                                ------------ -------------
   Total property, equipment and capital leases                   1,387,620     6,634,016

Less:     Accumulated depreciation and amortization              (1,200,546)   (2,270,097)
                                                                ------------ -------------
Net property, equipment and capital leases                          187,074     4,363,919


OTHER  ASSETS:

Goodwill                                                                -      24,627,785
Other intangible assets, net of amortization of
 $1,007,088 at  September 30, 2001                                      -       3,721,802
Capitalized software, net of amortization of $115,756
   and $24,426 at September 30, 2002 and 2001                       231,513       420,554
Other assets                                                        166,965     1,082,524
                                                                ------------ -------------
Total other assets                                                  398,478    29,852,665
                                                                ------------ -------------
Total assets                                                   $  2,800,431  $ 53,439,283
                                                                ============ =============

See notes to consolidated financial statements.


          VERTEX  INTERACTIVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                              September 30, September 30,
                                                                   2002         2001
                                                              ------------- -------------
CURRENT LIABILITIES:
Current portion of obligations under capital leases            $        -    $    163,425
Bank credit lines                                                       -       1,824,528
Senior credit facility                                              145,736           -
Notes payable                                                     1,602,500     2,677,517
Notes payable - related parties                                   2,588,900           -
Convertible notes payable - related parties                       1,814,324       359,375
Mortgage notes payable current portion                                  -          75,793
Accounts payable                                                  4,429,065     8,432,386
Liabilities associated with subsidiaries in liquidation           7,263,694           -
Payroll and related benefits accrual                              2,074,902     4,916,639
Litigation related accruals                                       4,122,123     3,856,948
Other accrued expenses and liabilities                            3,933,725     5,700,965
Advances from customers                                             343,547       612,077
Deferred revenue                                                  1,317,440     5,739,843
                                                                ------------ ------------
Total current liabilities                                        29,635,956    34,359,496

LONG-TERM LIABILITIES:
Obligations under capital leases                                        -         106,201
Mortgage notes payable                                                  -       1,392,858
Convertible notes payable - related parties                             -       5,500,000
Other long term liabilities                                             -         130,201
                                                                ------------ ------------
Total long-term liabilities                                             -       7,129,260

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Series A preferred stock, par value $.01 per share; 2,000,000 shares authorized, 1,356,852 issued and outstanding
 ($10,000,000 aggregate liquidation preference)                      13,569        13,569
Series B preferred stock, par value $0.01 per share;
 1,000 shares authorized, 1,000 issued and outstanding
 ($1,000,000 aggregate liquidation preference)                           10           -
Series C preferred stock, par value $0.01 per share;
 10,000 shares authorized, 997 issued and outstanding
 ($997,000 aggregate liquidation preference)                             10           -
Common stock, par value $.005 per share; 75,000,000 shares
 authorized; 37,201,978 and 34,909,506 shares issued at
 September 30, 2002 and 2001, respectively                          186,011       174,548
Additional paid-in capital                                      154,979,295   149,321,766
Deferred compensation                                                   -        (180,557)
Accumulated deficit                                            (180,681,702) (135,907,323)
Accumulated other comprehensive loss                             (1,265,478)   (1,426,307)
                                                               -------------  -------------
                                                                (26,768,285)   11,995,696
Less: Treasury stock, 87,712 and 40,055 shares (at cost)            (67,240)      (45,169)
                                                               -------------  -------------
Total stockholders' equity (deficit)                            (26,835,525)   11,950,527
                                                               -------------  -------------
Total liabilities and stockholders' equity (deficit)           $  2,800,431  $ 53,439,283
                                                               =============  =============

See notes to consolidated financial statements.

                                   VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Years Ended September 30,
                                     ---------------------------------------
                                        2002          2001          2000
                                     ------------  ------------  -----------

REVENUES                             $36,135,217   $59,087,470   $47,769,311

COST OF SALES                         23,894,594    37,586,253    32,562,140
                                     ------------  ------------  -----------

GROSS PROFIT                          12,240,623    21,501,217    15,207,171
                                     ------------  ------------  -----------

OPERATING EXPENSES:

Selling and administrative            22,503,288    34,510,749    13,407,440
Research and development               4,179,553     7,039,014     1,230,511
Depreciation and amortization
  of intangibles                       1,237,162    15,791,510     1,594,152
Provision for termination of leases    1,102,984       300,000
In-process R&D write-off and
  merger related expenses                    -       3,600,000     7,737,000
Impairment of goodwill and
  other intangible assets             18,973,832    78,364,560           -
                                     -----------   ------------  ------------
Total operating expenses              47,996,819   139,605,833    23,969,103
                                     -----------   ------------  ------------

OPERATING LOSS                       (35,756,196) (118,104,616)   (8,761,932)

OTHER INCOME AND (EXPENSES):
Interest income                           93,967       141,358       311,103
Interest expense                      (2,875,396)   (1,035,140)     (470,867)
Provision for litigation              (2,653,891)   (3,100,000)          -
Loss on sale or liquidation of
  non-core assets                     (3,080,656)          -             -
Other                                   (367,364)     (703,228)     (113,470)
                                      -----------  ------------   ------------
Net other income (expense)            (8,883,340)   (4,697,010)     (273,234)
                                      -----------  ------------   ------------

LOSS BEFORE INCOME TAXES             (44,639,536) (122,801,626)   (9,035,166)

Income Tax Provision                     134,843       150,476       377,258
                                      -----------  ------------   ------------

NET LOSS                            ($44,774,379)($122,952,102)  ($9,412,424)
                                     ============ =============   ===========
Net loss per share of
Common Stock:

                Basic and diluted        ($1.26)       ($3.95)        ($.46)

Weighted Average Number of
Shares Outstanding:

                Basic and diluted    35,649,274    31,128,185    20,598,502

See notes to consolidated financial statements.


                            VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Years Ended September 30,
                                                   ----------------------------------------
                                                       2002          2001          2000
                                                   ------------  ------------  ------------
Cash Flows from Operating Activities:
------------------------------------
Net Loss                                           ($44,774,379)($122,952,102) ($9,412,424)
  Adjustments to reconcile net loss to
  net cash used for operating activities:
      Depreciation and amortization                   1,237,162    15,791,510    1,594,152
      Loss on sale or liquidation of non-core
          businesses and assets                       3,080,656         6,951      201,458
      Imputed interest                                                             100,000
      Impairment of goodwill and other
          intangible assets                          18,973,832    78,364,560           -
      Stock and stock options issued in
          consideration for services and other
          obligations                                        -      2,325,850      404,896
      Non cash interest expense                       1,168,885
      Amortization of deferred
          compensation costs                            180,557       324,655           -
      In-process R&D write-off                              -       3,600,000    7,500,000
  Changes in assets and liabilities, net of
  effects of acquisitions and disposals:
      Accounts receivable, net                        4,948,464       781,789     (764,924)
      Inventories, net                                  933,072       530,699    1,018,739
      Prepaid expenses and other current assets         261,629      (750,052)  (1,333,781)
      Other assets                                    1,010,556       252,945     (673,760)
      Accounts payable                                  184,707     2,548,730    2,849,172
      Accrued expenses and other liabilities          5,580,371     3,577,123   (1,174,310)
      Advances from customers                          ( 39,400)      184,663   (3,239,030)
      Deferred revenue                               (1,075,747)     (406,502)    (734,287)
                                                     ------------   ----------  -----------
Net cash used for
operating activities                                 (8,329,635)  (15,819,181)  (3,664,099)
                                                     ------------  -----------  -----------

Cash Flows from Investing Activities:
---------------------------------------
  Additions to property and equipment                  (172,458)   (1,070,668)  (1,102,932)
  Proceeds from sale of assets, net of cash sold      1,184,231        18,378      930,020
  Acquisition of businesses, net of cash acquired           -      (4,626,222) (13,712,087)
                                                     ------------  -----------  -----------
Net cash provided by (used for) investing
activities                                            1,011,773    (5,678,512) (13,884,999)
                                                     ------------  -----------  -----------
Cash Flows from Financing Activities:
-------------------------------------
  Loans payable bank, net                              (683,386)     (183,158)    (460,629)
  Proceeds from senior credit facility and
     notes payable                                    8,774,900     5,859,375         -
  Payment of senior credit facility and
     notes payable                                   (2,933,645)     (272,500)    (958,201)
  Payment of mortgages                                  (49,564)      (69,205)    (108,659)
  Payment of capitalized lease obligations             (127,656)     (625,422)    (151,056)
  Proceeds from long term borrowing                         -         437,816      572,600
  Net proceeds from issuance of stock                 1,030,168     8,773,373   24,012,569
  Proceeds from exercise of stock options                   -         910,484      882,940
  Purchase of treasury stock                            (22,071)           -            -

                                                      -----------   ----------   ----------
Net cash provided by
financing activities                                  5,988,746    14,830,763   23,789,564
                                                      -----------  -----------  -----------

Effect of exchange rate changes on cash                  (8,090)      185,378     (335,084)
                                                      -----------  -----------  -----------
Net (Decrease) Increase in Cash                      (1,337,206)   (6,481,552)   5,905,382

Cash and Cash Equivalents at Beginning of Period      1,411,222     7,892,774    1,987,392
                                                      -----------  -----------  -----------
Cash and Cash Equivalents at End of Period              $74,016    $1,411,222   $7,892,774
                                                      ===========  ===========  ===========
Cash paid for:
Interest                                             $  930,000     $ 671,000    $ 411,000
Income taxes                                         $  237,000     $ 134,000    $  98,000

See notes to consolidated financial statements.



                    VERTEX INTERACTIVE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                          Preferred Stock     Common Stock     Additional
                                       ------------------   ----------------     Paid-In     Deferred
                                        Shares     Amount   Shares    Amount     Capital    Compensation
                                        ------     ------   ------    ------   ----------   ------------
Balance September 30, 1999                 -          -    18,526,746 $92,633  $17,223,403  $(21,310)

Exercise of stock options                                     583,899   2,920       880,020
Issuance of stock in connection with
  new investors , net of expenses                           3,293,750  16,469    20,199,600
Stock options issued to non-employees                                             5,061,615
Issuance of stock and stock options
  in connection with acquisitions                           3,671,144  18,356    54,738,510
Issuance of stock in connection with
  license acquisition                                          80,386     402       999,598
Amortization of deferred compensation                                                          21,310
Stock grants to employees                                     112,022     560          (560)
Deferred compensation                                                               461,012  (461,012)
Other Comprehensive income (loss),
net of tax:
    Net loss
    Change in unrealized gain/(loss)
      on investment
    Change in unrealized foreign
      exchange translation
      gains/losses

Comprehensive income (loss)
                                       -------   -------  ---------- --------   -----------  --------
Balance September  30, 2000                 -    $    -   26,267,947  131,340    99,563,198  (461,012)

Exercise of stock options                                    437,481    2,187       908,297
Issuance of stock in connection with
  new investors, net of expenses                           4,186,754   20,933     7,830,033
Stock options issued to
  non-employees                                                                   1,465,756
Issuance of stock in connection
  with retirement of debt and other
  obligations                                                576,501    2,883     2,496,009
Issuance of stock and stock options
  in connection with acquisitions   1,356,852     13,569   3,440,823   17,205    37,014,273
Deferred compensation                                                                44,200   (44,200)
Amortization of deferred
  compensation                                                                                324,655
Other Comprehensive income (loss),
 net of tax:
    Net loss
    Change in unrealized foreign
      exchange translation
      gains/losses
Comprehensive income (loss)
                                   ----------   -------  ----------  --------   -----------  ----------
Balance September 30, 2001          1,356,852    13,569  34,909,506   174,548   149,321,766  (180,557)
                                   ----------   -------  ----------  --------   -----------  ----------
Issuance of common stock                                     34,404       172        68,844
Issuance of Series B
  preferred stock, net of expenses     1,000         10                             960,990
Issuance of stock in connection
  with acquisitions                                       1,676,168     8,381       930,667
Issuance of stock and stock
  options in connection with
  retirement of debt and other
  obligations                                               581,900     2,910     2,031,153
Purchase of Treasury
  Stock (47,657 shares)
Conversion of notes payable
 into Series C Preferred Stock           997         10                             996,990
Amortization of deferred
  compensation                                                                                180,557
Cancellation of common stock                             (1,676,168)   (8,381)     (930,667)
Exercise of stock options                                 1,676,168     8,381       930,667
Settlement of acquisition
  related escrow                                                                   (500,000)
Non cash interest expense                                                         1,168,885
Other Comprehensive income
(loss), net of tax:
    Net loss
    Change in unrealized foreign
      exchange translation
      gains/losses
Comprehensive income (loss)
                                   ---------  --------  -----------  --------  ------------  ---------
Balance September 30, 2002         1,358,849  $ 13,589   37,201,978  $186,011  $154,979,295  $      -
                                   =========  ========  ===========  ========  ============  =========


                                    VERTEX INTERACTIVE INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                    (continued)
                                                                         Accumulated
                                                                            Other
                                            Accumulated   Comprehensive Comprehensive Treasury
                                              Deficit         Loss      Income/(Loss)  Stock     Total
                                            -----------   ------------- ------------- --------  -------

Balance September 30, 1999                 $(3,542,797)                   $18,868   $(45,169) $13,725,628

Exercise of stock options                                                                         882,940
Issuance of stock in connection with
  new investors , net of expenses                                                              20,216,069
Stock options issued to non-employees                                                           5,061,615
Issuance of stock and stock options
  in connection with acquisitions                                                              54,756,866
Issuance of stock in connection with
  license acquisition                                                                           1,000,000
Amortization of deferred compensation                                                              21,310
Stock grants to employees                                                                               -
Deferred compensation                                                                                   -
Other Comprehensive income (loss),
 net of tax:
    Net loss                               (9,412,424)  $  (9,412,424)                         (9,412,424)
    Change in unrealized gain/(loss)
      on investment                                           (18,868)    (18,868)                (18,868)
    Change in unrealized foreign
      exchange translation
      gains/losses                                         (1,825,411) (1,825,411)             (1,825,411)
                                                          ------------
Comprehensive income (loss)                             $ (11,256,703)
                                           ------------- ============= ----------- --------   ------------
Balance September 30, 2000                  (12,995,221)               (1,825,411)  (45,169)   84,407,725
                                           -------------               ----------- --------   ------------
Exercise of stock options                                                                         910,484
Issuance of stock in connection with
  new investors, net of expenses                                                                7,850,966
Stock options issued to
  non-employees                                                                                 1,465,756
Issuance of stock in connection
  with retirement of debt and other
  obligations                                                                                   2,498,892
Issuance of stock and stock options
  in connection with acquisitions                                                              37,045,047
Deferred compensation                                                                                   -
Amortization of deferred
  compensation                                                                                    324,655
Other Comprehensive income (loss),
net of tax:
    Net loss                              (122,952,102) $(122,952,102)                       (122,952,102)
    Change in unrealized foreign
      exchange translation
      gains/losses                                            399,104   399,104                   399,104
                                                        --------------
Comprehensive income (loss)                             $(122,552,998)
                                          ------------  ============== ---------  -------    ------------
Balance September 30, 2001                (135,907,323)              (1,426,307)  (45,169)     11,950,527
                                          ------------                ----------  --------   ------------
Issuance of common stock                                                                           69,016
Issuance of Series B
  preferred stock, net of expenses                                                                961,000
Issuance of stock in connection
  with acquisitions                                                                               939,048
Issuance of stock and stock options
  in connection with
  retirement of debt and other
  obligations                                                                                   2,034,063
Purchase of Treasury Stock
(47,657 shares)                                                                   (22,071)        (22,071)
Conversion of notes payable
  into Series C Preferred Stock                                                                   997,000
Amortization of deferred
  compensation                                                                                    180,557
Cancellation of common stock                                                                     (939,048)
Exercise of stock options                                                                         939,048
Settlement of acquisition
  related escrow                                                                                 (500,000)
Non cash interest expense                                                                       1,168,885
Other Comprehensive income (loss),
 net of tax:
    Net loss                             (44,774,379) $(44,774,379)                           (44,774,379)
    Change in unrealized foreign
      exchange translation
      gains/losses                                         160,829     160,829                    160,829
                                                       ------------
Comprehensive income (loss)                          $ (44,613,550)
                                       -------------  ============= ----------   --------    -------------
Balance September 30, 2002             $(180,681,702)              $(1,265,478)  $(67,240)   $(26,835,525)
                                       =============                ==========   ========    =============


See notes to consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. RECENT DEVELOPMENTS AND NATURE OF PRESENTATION

Background

Vertex Interactive, Inc. ("Vertex" or "we" or the" Company") is a global provider of supply chain management ("SCM") technologies, including enterprise software systems and applications, advance planning and scheduling capabilities, software integration, solutions that enable our customers to manage their order, inventory, warehouse and transportation needs, consultative services, and software and hardware service and maintenance. We serve our clients through three general product and service lines: (1) enterprise solutions; (2) point solutions; and, (3) service and maintenance for our products and services, including service and maintenance of software and hardware we resell for third parties. Our enterprise solutions include a suite of Java-architected software applications, applications devoted to the AS/400 customer base, as well as a portfolio of "light-directed" systems for inventory, warehouse and distribution center management. Our point solutions provide an array of products and services designed to solve more specific customer needs from managing a mobile field workforce, mobile data collection, distributed bar code printing capabilities, compliance labeling applications, automated card devices, software development tools and proprietary software serving SAP R/3 users. We provide a full range of software and hardware services and maintenance on a 24-hour, 7-days a week, 365-days a year basis, including the provision of wireless and wired planning and implementation services for our customers' facilities. As a result of various acquisitions beginning in September 1999, as described in Note 2, Vertex had substantially increased its portfolio of products and services that it could provide to customers through its operations in North America and Europe.

In 2002, the Company announced its intention to focus primarily on enterprise solutions. As of September 30, 2002, the Company has sold or is in the process of closing the majority of its point solutions and services operations (See Note 2), including all of its European operations.


Recent Developments

On August 20, 2002, the Company was notified that the NASDAQ Listing Qualifications Panel had determined that the Company had failed to comply with the $1.00 minimum closing bid price and the minimum stockholders' equity or the market value of publicly held shares requirements for continued listing and determined to delist the Company's securities from the NASDAQ National Stock Market effective with the open of business on August 21, 2002 and listed on the NASDAQ Bulletin Board. Effective February 17, 2003, the Company's securities currently trade on the Pink Sheets under the symbol "VETXE".

On August 30, 2002, Vertex formed XeQute Solutions, Inc. ("XeQute"), a Delaware corporation and a wholly-owned subsidiary. XeQute purchased most of the operating assets and assumed certain liabilities of both Vertex and its principal North American subsidiaries and became the principal operating entity of the group effective October 1, 2002 (See Note 19). These assets comprise substantially all of the enterprise software businesses of Vertex.
                                          F-10
Going Concern

Based upon our substantial working capital deficiency ($27.4 million at September 30, 2002), our current rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

The successful implementation of our business plan has required, and will require on a going forward basis, substantial funds to finance (i) continuing operations, (ii) further development of our enterprise software technologies,
(iii) expected future operating losses, (iv) settlement of existing liabilities including past due payroll obligations to its employees, officers and directors, and (v) possible selective acquisitions to achieve the scale we believe will be necessary to remain competitive in the global SCM industry. There can be no assurance that we will be successful in raising the necessary funds.

Fiscal 2002:

In fiscal 2002, the overall decline in the enterprise applications software and telecommunications industries, continued to have a substantial negative impact on our results of operations. These factors, in combination with our continuing negative operating cash flows, placed significant pressures on our financial condition and liquidity and negatively impacted our operations. Operating activities resulted in cash consumption of $8.5 million in 2002. During fiscal 2002 we raised approximately $9.8 million (net of cash transaction costs) through the issuance of: (1) Series "B" Convertible Preferred Stock to Pitney Bowes valued at $1 million; (2) $3 million in notes payable convertible into Series "C" Convertible Preferred Stock to Midmark Capital II, LP; (3) $3.6 million of demand notes payable from Pitney Bowes and Midmark
Capital II L.P. and (4) $2.4 million in a senior credit facility collateralized by North American accounts receivable. During the same period, we sold various businesses and assets (See Note 2) resulting in net cash of $1.2 million and we paid various debt obligations ($3.8 million). At September 30, 2002, the above activities resulted in a net cash balance of $74,000 (a decrease of $1.3 million) and a negative working capital balance of $27.4 million.

Outlook:

In light of current economic conditions and the general expectation that there will be no significant upswing in the economy or technology capital expenditures for the foreseeable future, we do not now anticipate reaching the point at which we generate cash in excess of our operating expenses until December 2003 at the earliest, about which there can be no assurance. To the extent we cannot settle existing obligations in stock or defer our obligations until we generate
sufficient  operating  cash,  we  will require  significant   additional   funds
to   meet    accrued    non-operating obligations,  working  capital  to  fund
operating losses, short term debt and related interest, capital expenditures, expenses related to cost-reduction initiatives, and potential liabilities
related   to   litigation claims  and judgments  (See Note 16 to Consolidated
Financial  Statements).

Our sources of ongoing liquidity include the cash flows of our operations, potential new credit facilities, and potential additional equity investments. Consequently, Vertex continues to aggressively pursue additional debt and equity financing, restructure certain existing debt obligations, reduce its operating expenses, and is structuring its overall operations and resources around high margin enterprise products and services. However, in order to remain in business, the Company must raise additional cash in a timely fashion.

Subsequent   to  September   30,  2002  the following   initiatives   have  been
completed   or   are in process to raise the required funds, settle  liabilities and/or reduce expenses:

(i) In December 2002, Vertex, through XeQute, closed a $500,000 Bridge Loan arranged by Charles Street Securities, Inc. (CSS) from MidMark Capital and Aryeh Trust. The Bridge Loan is to be repaid with proceeds from a proposed Private Placement funding (see iii below). The Bridge Loan was for a term of 180 days, which matured on June 9, 2003, at which time it converted to a term loan payable in 24 monthly installments. The first monthly installment was due July 1, 2003 and has not been paid. The Bridge Loan is secured by a first security interest in all of the assets of XeQute and carries an interest rate of 3% per month.

  XeQute received an additional $480,000 from MidMark under a Convertible Loan Note. The Convertible Loan Note will automatically convert into Non-Voting Shares of XeQute Solutions PLC when a minimum subscription of $480,000 of the Private Placement is reached.

  In addition, as of June 30, 2003, Vertex and XeQute have borrowed a further $893,000 from MidMark Capital II, L.P. pursuant to a series of demand notes, of which $425,000 was restricted for usage on XeQute obligations. These notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to MidMark under its convertible notes payable.

  Vertex also executed a Grid Note which provides for up to $1 million of availability from MidMark Capital, L.P. This note will be funded by the proceeds, if any, from the sale of any shares of Vertex Common Stock held by MidMark Capital. This note is payable on demand but in any event no later than December 31, 2003, carries interest at the rate of 10% per annum and is secured by the same collateral in which the Company previously granted a security interest to MidMark under its convertible notes payable. In consideration of MidMark providing this facility, the Company agreed to issue warrants to purchase a number of unregistered shares equal to 120% of the number of tradeable shares sold by MidMark to fund such note, at a purchase price per share equal to 80% of the price per share realized in the sale of shares to fund the Grid Note. As of June 30, 2003, the Company had borrowed $77,000 under this arrangement.

 (ii)   The Company has completed the sale of certain entities and assets (See
  Note 2 - Disposals). After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France-previously ICS France) and based on the continuing cash drain from these operations the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Upon legal resolution of the $7.3 million of net liabilities of these remaining European entities, we expect to recognize a non- cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

 (iii) We are aggressively pursuing additional capital raising initiatives in particular through the formation of XeQute Solutions PLC, a wholly owned subsidiary of Vertex and parent company of XeQute, into which we have an agreement with CSS to raise, in conjunction with MidMark Capital, approximately $3.8 million of new equity. This transaction is currently on hold pending completion and filing of this Annual Report on Form 10-K and an interim audit of XeQute Solutions, Plc. for the nine months ended June 30, 2003. We have also conducted extensive negotiations with various sources to invest up to an additional $8 million of new equity or convertible debt into Vertex, contingent among other things, upon the completion of the new financing into XeQute.

  (iv) We have continued to reduce headcount (to approximately 40 employees in our continuing North American business at June 30, 2003, of whom 14 are currently furloughed until additional funds are raised), consolidate facilities, and generally reduce costs.

  (v) Effective July 31, 2003, the Company completed the sale of 10,000,000 shares of its common stock, which had a fair market value at that time of approximately $500,000, to American Marketing Complex, Inc. (AMC). Payment for this purchase was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can utilize for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the cash equivalent trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year.

     In addition, the Company agreed to loan AMC $150,000 of which $10,000 was delivered at closing; $40,000 will be delivered by August 15, 2003; $50,000 will be delivered by Septemer 10, 2003 and $50,000 will be delivered by October 10, 2003. This loan will be repaid exclusively from funds received from the sale of the 10,000,000 shares. The Company is required to register these shares within six months of the closing.

 (vi) We are seeking to settle certain of our current liabilities through non-cash transactions. Vertex is negotiating with vendors to settle balances at substantial discounts, including through the use of the cash equivalent trade credits set forth in (v) above. In addition, we are negotiating to settle certain notes payable and approximately $4 million of litigation accruals at a discount or with the issuance of shares of either Vertex or XeQute.

While we are continuing our efforts to reduce costs, gain scale, resolve lawsuits on favorable terms and settle certain liabilities on a non-cash basis there is no assurance that we will achieve these objectives. In addition, we continue to pursue strategic business combinations and opportunities to raise both debt and equity financing. However, there can be no assurance that we will be able to raise additional financing in the timeframe necessary to meet our immediate cash needs, or if such financing is available, whether the terms or conditions would be acceptable to us.

The  financial   statements have been prepared  on  a basis that contemplates
Vertex's continuation as a going  concern  and  the realization  of  assets and
liquidation  of   liabilities   in   the  ordinary  course of  business. The
financial statements do not include any adjustments, with the exception of the provision to reduce the carrying values of the assets of the subsidiaries in liquidation to their estimated net realizable value (See Note 2), relating to
the   recoverability  and classification  of  recorded asset  amounts  or the
amounts   and classification of liabilities that might be necessary  should we
be   unable   to  continue as a going concern. If Vertex fails to raise  capital when needed, the lack of capital will have a material adverse effect on Vertex's business, operating results, and financial condition.

2. ACQUISITIONS AND DISPOSALS

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

The revenues and net income (loss) for Vertex, the pooled entities and the combined amounts presented in the consolidated financial statements for the periods prior to consummation of the mergers, follow:

                                                     Nine Months
                                                        Ended
                                                    June 30, 2000
                                                    --------------
  Revenues
  Vertex                                               $28,214,342
  Pooled Entities                                        4,620,103
                                                       -----------
  Combined                                             $32,834,445
                                                       ===========
  Net Income (loss)
  Vertex                                                $ (993,661)
  Pooled Entities                                          162,943
                                                       -----------
  Combined                                              $ (830,718)
                                                       ===========

Purchase Method

On September 27, 1999, the Company acquired all of the stock of Portable Software Solutions Limited ("PSS"), Portable Software Solutions (Maintenance) Limited ("Maintenance") and Trend Investments Limited ("Trend", and together with PSS and Maintenance, the "PSS Group"). The PSS Group was a provider of handheld terminal solutions to mobile workers in the U.K., primarily in the door to-door insurance and dairy industries. The total purchase price was approximately $10.1 million, including approximately $5.9 million in cash, two notes payable of approximately $800,000 each and 1,591,984 common shares. The shareholders of the PSS Group were entitled to additional incentive payments based upon target average annual pre tax profits of the PSS Group for the two years ending December 31, 1999 and 2000. No incentive payments were earned based on the PSS Group profits.

On September 22, 1999, the Company acquired all of the outstanding capital stock of ICS International AG ("ICS"), a provider in Germany of integrated high-end wireless data capture solutions to industrial users and one of the few multi-national European providers of such solutions. The total consideration paid to ICS was $5,161,700 of which $3,570,000 was paid in cash at the closing and the balance was in the form of three notes payable of $531,000 each. In addition, the Company purchased ICS's headquarters building located in Neu Anspach near Frankfurt, Germany for $1,593,000 of which $372,000 was paid in cash and the remainder was financed through mortgages, the principal amounts of which were $1,221,000.

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

Effective September 30, 2000, the Company acquired all of the outstanding common stock of Renaissance Software Inc. ("RSI"), a developer of supply chain and warehouse management systems. As consideration, Vertex issued 3,571,144 shares of common stock (263,000 of which are held in escrow), which at the date of the transaction had a fair market value of $13.42 per share. In addition, Vertex reserved 535,644 shares for issuance upon exercise of RSI stock options. The vested portion of these options (included in the total consideration paid for
RSI) was estimated to have a total fair market value of $6,217,000. The Company engaged an independent valuation firm to assist in the identification and determination of the fair market value of the acquired RSI intangible assets. A portion of the RSI purchase price was identified, using proven valuation procedures and techniques, as in-process Research and Development (R&D) projects. The revenue projections used to value the in-process R&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. At the date of the acquisition, the products under development had not reached technological feasibility and had no alternative future use. Accordingly, $7,500,000 was expensed as in-process R&D in fiscal 2000. The value assigned to in-process R&D was comprised of various research and development projects. These projects included the introduction of new technologies as well as revisions or enhancements to certain existing technologies, and were expected to begin generating net cash inflows in fiscal 2001. There was risk associated with the completion of the projects, and there was no assurance that each would attain either technological feasibility or commercial success.

In October 2000 the Company purchased the assets and business of three former European service and maintenance divisions of Genicom International (collectively referred to as "ESSC") for approximately $2 million in cash at closing and a deferred cash payment of $500,000 due on September 1, 2001. The Company paid $125,000 in December 2001, however the $375,000 balance has not been paid and is included in Notes Payable. At September 30, 2002, 5,357,143 shares of Vertex common stock collateralize the remaining $375,000 obligation.

In December 2000, the Company completed a merger with Applied Tactical Systems, Inc. ("ATS"), a provider of connectivity software for SAP installations worldwide, by exchanging 3,000,000 shares of its common stock (210,000 of which are held in escrow, to be released upon the first issuance of the combined companies audited financial statements) for all of the common stock of ATS. Such shares had a fair market value of approximately $8.30 per share at the date of the transaction. In addition, Vertex reserved 153,600 shares for issuance upon exercise of ATS stock options. The vested portion of these options (included in the total consideration paid for ATS) was estimated to have a fair market value of approximately $620,000. (See Note 16 - Settled Litigation)

In February 2001, the Company purchased from Pitney Bowes its Transportation Management Software and certain engineering assets (the Transcape Division, or "Transcape"). Consideration for Transcape was 1,356,852 shares of the Company's Series A preferred stock, which on the date of acquisition, was estimated to have a fair market value of approximately $10.4 million. A portion of the Transcape purchase price was identified, using proven valuation procedures and techniques, as in-process Research and Development (R&D) projects. The revenue projections used to value the in-process R&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. At the date of the acquisition, the product under development had not reached technological feasibility and had no alternative future use. Accordingly, $3,600,000 was expensed as in-process R&D in fiscal 2001. The value assigned to in-process R&D was comprised of one research and development project that would introduce new web-enabling technologies, and was expected to begin generating net cash inflows in fiscal 2002. There was risk associated with the completion of the project, and there was no assurance that it would attain either technological feasibility or commercial success.

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

In October 2001, the Company acquired Euronet Consulting S.r.l. ("Euronet"), an Italian software applications consulting firm. The value of the transaction was approximately $940,000. The Company acquired all of the outstanding shares of Euronet for 684,620 shares of Vertex common stock, which at the date of acquisition had a fair market value of approximately $625,000, and additional shares of common stock issued later in the year: approximately 232,000 shares with an estimated fair market value of $.44 per share in February 2002 and approximately 760,000 shares with a fair market value of $.27 per share in April 2002.

The accompanying consolidated financial statements assume the PSS and ICS acquisitions closed effective September 30, 1999, the DCS acquisition closed effective March 1, 2000, the Auto-ID acquisition closed on April 1, 2000, the SIS acquisition closed effective June 30, 2000, the RSI acquisition closed effective September 30, 2000, the ESSC acquisition closed effective October 31, 2000, the ATS acquisition closed effective December 30, 2000, the Transcape acquisition closed effective February 7, 2001, the Binas acquisition closed effective February 1, 2001, the DynaSys acquisition closed effective September 30, 2001 and the Euronet acquisition closed effective October 1, 2001. The Company has accounted for these acquisitions using the purchase method of accounting in accordance with APB No. 16 (and SFAS 141 for DynaSys and Euronet) and accordingly, the financial statements include the results of operations from October 1, 1999 for PSS and ICS, March 1, 2000 for DCS, April 1, 2000 for Auto-ID, July 1, 2000 for SIS, October 1, 2000 for RSI, November 1, 2000 for ESSC, January 1, 2001 for ATS, February 8, 2001 for Transcape, February 1, 2001 for Binas, and October 1, 2001 for DynaSys and Euronet. An allocation of the purchase price for DCS, Auto-ID, SIS, RSI, ESSC, ATS, Transcape, Binas, DynaSys and Euronet has been made to the assets and liabilities acquired as of March 1, April 1, June 30, September 30, October 31, December 31, 2000, February 7, 2001, September 30, 2001, and October 1, 2001 respectively, based on their estimated fair market values.

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

The table below represents the allocation of the purchase price for acquisitions completed in each of the respective years:

                                                                     September 30,
                                                         ---------------------------------
                                                               2002                2001
                                                         ------------           ----------
                                                                               C>
  Accounts Receivable                                    $    294,148           $1,928,403
  Inventories                                                       -            1,135,853
  Other assets                                                 61,771            1,381,507
  Intangible assets (including in-process R&D of
  $3,600,000 in 2001)                                       1,078,007           41,474,337
  Short-term debt                                                   -             (468,308)
  Deferred revenue and customer advances                            -           (1,911,491)
  Other liabilities                                          (494,878)          (3,123,080)
                                                         -------------          -----------
  Total consideration paid, less cash acquired                939,048           40,417,221
  Less stock issued to sellers                                939,048           36,923,444
                                                         -------------          -----------
  Net cash paid                                           $         0           $3,493,777
                                                         =============          ===========

The following table presents unaudited pro forma results of operations of the Company as if the above described purchase method acquisitions had occurred at October 1, 2000:

                                            Year Ended September 30,
                                            ------------------------
                                                       2001
                                            ------------------------
  Revenues                                          $66,175,127
  Net loss                                         (124,375,957)
  Net loss per share                                      (3.90)

The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 2001, nor do they purport to be indicative of the future results of operations of the Company.

The pro forma amounts reflect the following:
- The estimated amortization of the excess of the purchase price over the fair value of net assets acquired for the year ended September 30, 2001 for acquisitions closed prior to September 30, 2001 and accounted for in accordance with APB 16, which amounted to approximately $15.5 million.
- The approximate number of shares issued to complete the acquisitions.

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

Abandoned Merger

During  the  quarter  ended March 31, 2002, the Company  terminated  a  proposed transaction with Plus Integration Supply Chain Solutions, BV, ("Plus") a private supply chain management software and solutions provider headquartered in Haarlem, the Netherlands, and charged to other expense approximately $960,000 of previously deferred acquisition costs (primarily legal, accounting and other professional service fees) incurred with respect to the proposed transaction.

Sales or Divestitures of Non-Core Businesses

The Company developed and initiated a plan in the quarter ended June 30, 2002 that would result in the sale or divestiture of assets or closings of businesses that are not part of the Company's current strategic plan or have not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets (see Disposals). After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France - previously ICS France) and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Accordingly, the net assets and liabilities of these businesses are classified as Liabilities Associated with Subsidiaries in Liquidation in the accompanying September 30, 2002 balance sheet. While the Company expects the liquidation process to take from 9 to 18 months, significant variations may occur based on the complexity of the entity and requirements of the respective country In addition, following the termination of an agreement in principle to sell our North American wireless and cable installation division, we closed down this operation in July 2002. The revenues for all of these non-core businesses (sold and liquidated) were approximately $24 million in 2002.

A net loss of approximately $4.4 million was included in "Loss on Sale or Liquidation of Non-core Assets" in 2002. Such amount included a provision to reduce the carrying values of the net assets, including any remaining goodwill, to their estimated net realizable values and to record estimated transaction and closing costs of this plan. Retained liabilities are generally carried at their contractual or historical amounts. The ultimate amounts required to settle these retained liabilities will differ from estimates, based on contractual negotiations, and the outcome of certain legal actions and liquidation proceedings.

The following is a summary of net assets and retained liabilities as of September 30, 2002:

     Cash                                             $   307,398
     Receivables, net                                   1,124,228
     Inventories, net                                     515,258
     Accounts payable                                  (2,604,276)
     Accrued liabilities                               (4,376,327)
     Deferred revenue                                  (1,006,001)
     Loans payable - banks                               (908,810)
     Other liabilities                                   (315,164)
                                                       -----------
     Net liabilities associated with
       subsidiaries in liquidation                    $(7,263,694)
                                                       ===========

The results of these businesses' operations for the year ended September 30, 2002 are not segregated from other businesses in the accompanying statements of operations as they are not considered distinct segments or discontinued operations.

DISPOSALS

During the years ended September 30, 2002, 2001 and 2000, the Company completed the sale of the following product lines and business units:

2002:

     1) In April 2002 the Company sold the source code, documentation and all related rights to the TMS product line to Pitney Bowes in exchange for $1.65 million, which included the cancellation of the $1.0 million Pitney Bowes promissory note and related accrued interest (See Note 10). In connection with this sale, Vertex eliminated 34 positions.

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

     4) In July 2002, the Company sold the German point solutions business to Partas AG, which is owned by one of the Company's Directors, and a related entity, in consideration for approximately $0.4 million, including the cancellation of the Partas note payable (See Note 9) and related accrued interest.

     5) In August 2002, the Company sold DynaSys S.A., its French based advanced planning software business to MidMark Capital in consideration for $6.0 million, including the cancellation of $5.9 million of convertible notes payable and $0.1 million of related accrued interest (See Note 9). As part of this transaction, Vertex retained the right to repurchase, on February 9, 2003, 20% of the shares of DynaSys held by MidMark at the original purchase price of $1.2 million paid by MidMark. The purchase price for such shares could be paid for in newly issued 10% senior secured notes or cash, at Vertex's option. This right of repurchase was subject to among other things, an initial public offering of DynaSys common stock in the six months following the closing and that the total market capitalization of DynaSys shall be not less than $9 million at the time of repurchase. Such offering did not occur and the right to repurchase has expired.

     6) During July and August, 2002, the Company also completed the sale of three additional components of its European business: (a) the UK hardware maintenance business; (b) the Benelux point solutions and hardware maintenance businesses; and (c) the French hardware maintenance business for a total consideration of approximately $0.3 million.

     The aggregate net gain of approximately $1.2 million on these transactions is included in the Loss on Sale or Liquidation of Non-core Assets component of other income (expense).

2000:

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates are those used by management to measure liabilities associated with subsidiaries in liquidation, litigation accruals and valuation of intangible assets. Actual results could differ from those estimates.

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

The estimated useful lives of depreciable assets are as follows

   Category                               Years
  ----------                              ------
  Buildings                                20-25
  Office furniture and equipment            3-10
  Computer equipment                         3-7
  Other                                     3-10

Intangible Assets

Intangible assets consist primarily of the excess of cost over the value of identifiable net assets of businesses acquired and until September 30, 2001 were amortized on a straight-line basis over their estimated useful lives which ranged from 5 to 25 years. Effective October 1, 2001, the Company follows Statement of Financial Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement provides that goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment evaluations using a fair value test. The Company follows the accounting guidance in SFAS No. 121 for its other intangible assets that are subject to amortization. The Company's policy is to evaluate its intangible assets based on an evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the fair value, based on expected future net cash flows (undiscounted and without interest) or other fair value criteria, would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses. As a result of its evaluations, the Company wrote off approximately $19 million and $78 million of intangible assets in 2002 and 2001, respectively (See Note 4).

Net Income (Loss) Per Share of Common Stock

Basic  net  income (loss) per common share is calculated by dividing net  income
(loss), by the weighted average common shares outstanding during the period. Diluted net income per common share is computed similar to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options and convertible securities, were issued during the reporting period. For periods in which a net loss occurs, such additional shares would not be included, as their effect would be anti-dilutive.

Cash Equivalents

The Company considers all investments with an original maturity period within three months to be cash equivalents.

Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by shareholders and distribution to shareholders and is reported in the Statement of Changes in Stockholders' Equity (Deficit). Included in the Company's comprehensive income (loss) are
net  income (loss),   unrealized  gains  (losses)  on  investments  and foreign
exchange translation adjustments.

Stock Based Compensation

The Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 has been applied. The Company has elected to continue to account for employee stock-based compensation under Opinion 25 and has made the required disclosures under SFAS 123 (see Note 13).

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and related Emerging Issues Task Force interpretations, which generally require that such equity instruments are recorded at their fair value on the measurement date.

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

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents and accounts receivable, are carried at cost, less an allowance for doubtful accounts The carrying values of these assets approximate their fair values. Due to the current financial condition of the Company, management believes that the fair values of its accounts payable, short term debt and liabilities associated with companies in liquidation are less than the carrying values
(cost). However such amounts cannot be reasonably estimated at this time.


Investment Securities

The Company classified its investment securities as available for sale. Such securities were measured at fair value in the financial statements based on quoted market prices with unrealized gains and losses included in stockholders' equity.

Foreign Currency Translation

Assets and liabilities of the Company's foreign affiliates are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the respective period. Translation adjustments are reported as a component of comprehensive income (loss) in stockholders' equity (deficit).

Advertising Costs

Advertising   costs   are   expensed  as  incurred.  Advertising   expense   was
approximately $400,000 and $1,868,000 in fiscal 2002 and 2001, respectively. Advertising expense in fiscal 2000 was not material.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that separable intangible assets that have finite lives will continue to be amortized over their useful lives and that goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment annually, or more frequently if impairment indicators arise. Under the provisions of SFAS 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss recognized subsequent to initial adoption of SFAS 142 will be recorded as a charge to
current period  earnings. We  elected  to early  adopt  the provisions   of
SFAS   142,  including   the provisions    for nonamortization of intangible
assets, as of October 1, 2001. As a result of our analysis of the fair market value of intangible assets at September 30, 2001 and the resulting charge for impairment recorded at that time, the transitional goodwill impairment provisions of SFAS 142, did not have a significant impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company will adopt Issue No. 00-21 in the quarter beginning July 1, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The Company is currently evaluating the impact of adopting this guidance, but does not believe it will have a material effect on its results of operations.

4. INTANGIBLE ASSETS

Intangible assets consist of the following:
  Subject to Amortization

                                                            Additions/
                            Estimated   September 30,    Amortization                September 30,
                              Life          2001           Expense       Disposals        2002
                            ---------    -----------      ------------   ---------   ------------
Gross Cost
   Covenant Not To Compete     2 yrs      $   300,000          -        ($300,000)(1) $         -
   Technology                  5 yrs        2,800,000          -       (2,800,000)(2)           -
   Capitalized  Software       3 yrs          444,980          -          (97,711)(3)     347,269
   Software License            5 yrs        1,028,890          -       (1,028,890)(3)           -
                                          -------------               ------------     ----------
                                            4,573,870          -       (4,226,601)        347,269
Accumulated Amortization
   Covenant Not To Compete                    237,500      $ 62,500      (300,000)(1)           -
   Technology                                 466,664       349,998      (816,662)(2)           -
   Capitalized Software                        24,426       132,040       (40,710)(3)     115,756
   Software License                           222,924       154,332      (377,256)(3)           -
                                            ---------    ----------    -----------    ---------
                                              951,514       698,870    (1,534,628)        115,756
Net Book Value
   Covenant Not To Compete                     62,500       (62,500)         -                -
   Technology                               2,333,336      (349,998)   (1,983,338)(2)           -
   Capitalized  Software                      420,554      (132,040)      (57,001)(3)     231,513
   Software License                           805,966      (154,332)     (651,634)(3)           -
                                            ---------     ---------   ------------        -------
                                          $ 3,622,356    ($ 698,870)  ($2,691,973)      $ 231,513
                                          ===========   ===========   =============      ========

(1)   The  Covenant  Not To Compete became fully  amortized in February of 2002.
(2)   The Technology intangible asset was sold in April 2002.
(3)   The software license and certain capitalized software was  sold in June
2002.

  Not Subject to Amortization
                              September 30,     Additions/                               September 30,
                                   2001      Foreign  Exchange         Reductions            2002
                             --------------  -----------------       -------------      ---------------
   Cost
     Goodwill                $  27,487,656      $1,571,266(5)    ($29,058,922)(4)(6)(7)        -
     Acquired Workforce            600,000               -           (600,000)(4)              -
                             -------------    -------------       -------------       -------------
                                28,087,656       1,571,266        (29,658,922)                 -

   Accumulated Amortization
     Goodwill                    2,859,871                         (2,859,871)(4)(7)           -
     Acquired Workforce             80,000                            (80,000)(4)              -
                             -------------                        -------------        -------------
                                 2,939,871                         (2,939,871)                 -
   Carrying Value
     Goodwill                   24,627,785       1,571,266(5)     (26,199,051)(4)(6)(7)        -
     Acquired Workforce            520,000              -            (520,000)(4)              -
                              ------------      ----------       -------------        -------------
                              $ 25,147,785      $1,571,266       ($24,719,051)       $         -
                              ============      ==========       =============        =============

(4) Goodwill of approximately $3.0 million and Acquired Workforce related to the Transcape acquisition were written off in connection with its sale in April 2002 (See Note 2).

(5) The additions to goodwill during the year ended September 30, 2002 relate primarily to the acquisition of Euronet (See Note 2), as well as foreign exchange translation adjustments on European goodwill.

(6) Goodwill reductions of approximately $4.2 million relate to European assets sold or written off in connection with subsidiaries placed into liquidation (See
Note 2).

(7) Goodwill of approximately $19 million was written off as a result of the Company's annual SFAS No. 142 impairment analysis performed at September 30, 2002.

The following table reflects the pro forma results of operations of the Company, giving effect to the provisions of SFAS 142 for the years ended September 30, 2002, 2001 and 2000:

                                                           Years ended September 30,
                            --------------------------------------------------------------------------------
                                        2002                         2001                       2000
                            ---------------------------     ----------------------    ----------------------
                                 Amount       Per Share        Amount       Per Share     Amount    Per Share
                                 ------       ---------        ------       ---------     ------    ---------
Net loss, as reported           $(44,774,379)  $  (1.26)     $(122,952,102)   $(3.95)     $(9,412,424) $(.46)

Add back amortization                     --         --         12,375,086       .40          976,275    .05

Additional impairment
 of goodwill charge                       --         --       ( 12,055,512)     (.39)              --     --
                              --------------  ----------     --------------  --------   --------------  ------
                                $(44,774,379)  $  (1.26)     $(122,632,528)   $(3.94)     $(8,436,149) $(.41)
                              ==============  ==========     ==============  ========   ==============  ======

Total aggregate amortization expense for each of the fiscal years ending 2003, 2004 and 2005 are estimated to be $100,000, $100,000 and $30,000, respectively.

No amortization is currently anticipated beyond 2005.

IMPAIRMENT CHARGES RELATED TO INTANGIBLE ASSETS

2002:

As discussed in Note 3, the Company adopted SFAS 142 on October 1, 2001. The Company had just completed its assessment of the carrying values of its intangible assets at September 30, 2001 (see below) and recorded a $78.4 million write-down. Therefore there was no indication of further impairments on the Company's goodwill intangible at the time of adoption. However the Company is required to periodically assess the value of goodwill under the provisions of SFAS 142 at least annually.

During 2002, the sharp downturn in capital spending in the Company's major markets continued to negatively impact our core businesses, resulting in substantially lower than expected revenues, additional operating losses and a concomitant shortfall in working capital. Significantly lower valuations for companies within our industry were commonplace and our stock price declined precipitously. At September 30, 2002, our market capitalization had dropped to approximately $2 million, while our net book value (pre goodwill write off) was negative $7 million.

Based upon these indications, the belief that the decline in market conditions within our industry was significant and permanent, and the consideration of all other available evidence, the Company determined that an impairment of goodwill existed at September 30, 2002 and we recorded a $19 million write-down of the remaining goodwill.

2001:

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

5. INVENTORIES

Inventories consist of the following:

                                                                  September 30,
                                                              2002           2001
                                                           ---------    -----------
  Raw materials                                             $713,295     $1,796,980
  Work in process                                             66,414        345,364
  Finished goods and parts                                   161,648      2,922,870
                                                            --------     ----------
                                                            $941,357     $5,065,214
                                                            ========     ==========

At September 30, 2002 inventories of the European operations in liquidation amounted to approximately $515,000 and are presented on the balance sheet in Liabilities Associated with Subsidiaries in Liquidation.

6. PROPERTY, EQUIPMENT AND CAPITAL LEASES

                                                                September 30,
                                                            2002            2001
                                                         ---------       ----------
  Property and Equipment:
     Land                                                $       -         $313,611
     Buildings                                                   -        1,762,668
     Leasehold improvements                                      -          336,953
     Other equipment                                       123,484          641,634
     Office furniture and equipment                        728,568        1,797,785
     Computer equipment                                    535,568        1,431,197
                                                         ---------        ---------
     Total                                               1,387,620        6,283,848

     Accumulated depreciation and amortization          (1,200,546)      (2,056,632)
                                                        -----------      ----------

     Net property and equipment                            187,074        4,227,216


  Capital Leases:
     Office equipment                                            -          191,884
     Computer equipment                                          -           35,037
     Automobiles                                                 -          123,247
                                                        ----------        ----------
     Total                                                       -          350,168
     Accumulated amortization                                    -         (213,465)
                                                       ----------        ----------
     Net capital leases                                          -          136,703
                                                        ----------        ----------
  Net property and equipment and capital leases       $    187,074       $4,363,919
                                                       ===========       ===========

Depreciation expense for 2002, 2001 and 2000 was $820,000, $1,220,000, and
$530,000, respectively.

7. BANK LINES OF CREDIT

The Company had several foreign lines of credit, which allowed it to borrow in the applicable local currency. These lines of credit were concentrated in Germany, Italy and the United Kingdom. The Company's lines of credit generally were collateralized by the accounts receivable of the respective subsidiary. As of September 30, 2001 the Company had outstanding balances of approximately $1,800,000 on these foreign lines of credit. Amounts outstanding at September 30, 2002 are classified in "Liabilities Associated with Subsidiaries in Liquidation". None of these lines of credit are currently available as the subsidiaries have either been sold or placed in liquidation (See Note 2).

8. SENIOR CREDIT FACILITY

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

In February 2002, the Company and Laurus amended and restated the convertible note payable and entered into a Senior Credit Facility with a maximum
borrowing  availability   of  $2,405,000. The  borrowings  under  this  facility
($145,736 at September 30, 2002) are collateralized by all of the North American accounts receivable of the Company. In addition, such borrowings are collateralized by all of the tangible and intangible assets of the Company and its North American subsidiaries, subordinated to the security interests under certain Notes Payable of Midmark Capital and affiliates. Interest accrues on the outstanding balance at 1.67% per month and the Company pays a management fee equal to 1.5% of all purchased invoices under the Accounts Receivable Purchase Agreement.

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

In connection with the original agreement, the Company also issued options to purchase 180,000 of the Company's Common Stock at $1.284 per share to the lender valued at $162,000 (See Note 13). Due to an imbedded beneficial conversion feature, the Company incurred a non-cash interest charge of approximately $1.2 million in November 2001, which included the value of the options. The cash transaction costs ($219,000) associated with the closing of these transactions, were included in Other Assets as deferred financing costs, and were to be amortized to interest expense over the three year life of the facility. However as a result of the agreement to terminate the facility (see
Note 19), the remaining balance of the deferred financing costs was charged to expense in the fourth quarter.

9. NOTES AND CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Midmark Capital L.P. is a shareholder of the Company ( See Note 13 ) and certain Midmark Capital L.P. Managing Directors have served as directors of the Company. On June 19, 2001 and subsequently amended in November 2001 and again in January 2002, the Company issued in the aggregate $5,500,000 of convertible notes payable to Midmark Capital L.P., Midmark Capital II L.P., and certain individuals related to these two entities (collectively "Midmark Capital"). These notes were to automatically convert into shares of Vertex common stock on the day that the Company obtains the requisite shareholder approval for the issuance of shares to Midmark Capital. In the event that shareholder approval was not obtained by September 30, 2003, the principal amount plus any accrued interest (at prime rate) would become immediately due and payable. The notes were to convert, subject to future events, into (i) Vertex common stock at a future market price no higher than $1.31 per share or (ii) 5,500 shares of Series "C" Preferred Stock, which were convertible into 6,545,000 common shares at $0.84 per share. The Company was required to register the underlying common shares. In the event of a shareholder rejection, or prepayment prior to shareholder approval, the interest rate on the notes would have increased retroactively to 14%.

In March 2002, the Company agreed to amend the $5.5 million of convertible notes payable issued in June 2001. The amendment removed both the requirement for shareholder approval and the automatic conversion feature, and set the maturity date for September 30, 2003. Concurrent with the amendment of these notes, Midmark Capital elected to convert approximately $782,000 of principal and $218,000 of accrued interest into 997 shares of Series "C" preferred stock. The amended convertible notes payable of $4,718,717 accrued interest at prime and were convertible into Series" "C" preferred shares at a conversion price of $1,000 per share. The Series "C" preferred shares in turn are convertible into Common Shares at $0.84 per share.

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

On August 9, 2002, the remaining balance of the $4,718,717 convertible notes and $1,185,176 of the $3.0 million convertible notes were fully settled with the sale of the French based advanced planning software business to MidMark (See
Note 2). The remaining $1,814,324 of 10% convertible notes payable at September 30, 2002 are collateralized by all tangible and intangible property of the Company, except that the holders have executed in favor of certain senior lenders a subordination of their right of payment under the Notes and the priority of any liens on certain assets, primarily accounts receivable.

In  July   2001, the Company issued a $359,375 convertible  note payable   to
PARTAS AG, which is owned by one of its Directors. This note was to automatically convert into 250,000 shares of Vertex common stock on the day that the Company obtained the requisite shareholder approval for the issuance of shares to PARTAS AG. Since shareholder approval was not obtained by February 22, 2002, the principal amount plus any accrued interest (at prime rate) became immediately due and payable. On July 31, 2002 this convertible note payable was fully settled with the sale of the German point solutions business to PARTAS AG (See Note 2).

During 2002, the Company has borrowed $2,588,900 from Midmark Capital II L.P. These notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under the long-term convertible notes payable above.

The  conversion  rates of all the above Midmark notes are   subject  to  certain
antidilution provisions.

10. NOTES PAYABLE

The Company had approximately $1.5 million in promissory notes payable, bearing interest at 8%, related to the September 2000 acquisition of
Renaissance  Software, Inc., which were  originally due on  June  30,  2001.  On
August 9, 2001, the Company renegotiated the terms of these notes and in return for 147,000 shares of stock (valued at approximately $162,000), the notes were payable in two installments: $250,000 due on August 15, 2001, and the remaining balance, plus accrued interest from June 30, 2001, due on September 30, 2001. The Company paid the August 15, 2001 installment and has not paid the remaining past due $1.23 million obligation (See Note 16 - Pending Litigation).

In October 2000 the Company purchased the assets and business of three former European service and maintenance divisions of Genicom International (collectively referred to as "ESSC") for approximately $2 million in cash at closing and a deferred cash payment of $500,000 due on September 1, 2001. The Company paid $125,000 in December 2001 and has not paid the remaining $375,000 balance. At September 30, 2002, 5,357,143 shares of Vertex common stock collateralize the unpaid balance.

The  Company  had  a  note payable with a  remaining  balance  of  approximately
$540,000 bearing interest at 8% for the September 1999 acquisition of ICS International AG (ICS) in Germany. This note and a non-interest bearing loan of approximately $350,000 were past due. In July 2002, the interest bearing and non-interest bearing notes were fully settled with the sale of the German point solutions business (See Note 2).

In  September 2001, in connection with its acquisition of DynaSys, the   Company
assumed  certain  notes  payable to  banks  and  other entities.   These   notes
payable   had  an  aggregate  balance  of $0 and $435,000  at  September  30,
2002 and 2001, respectively. Approximately $90,000 of these notes were settled through the issuance of 68,933 shares of Vertex common stock in December 2001.

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

11.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                        September 30,
                                                                   2002            2001
                                                             -------------     -------------
  Capital lease obligations:
     Obligations under capital leases, due in varying         $        -           $269,626
     quarterly/monthly principal installments and at
     varying interest rates not exceeding 11 1/2%
     Less-Current portion                                              -            163,425
                                                             -------------      ------------

     Long Term capitalized leases                             $         -          $106,201
                                                             =============      ============

  Mortgage notes payable:
     Mortgage notes payable bearing interest at rates         $         -        $1,468,651
     from 6% to 8%, collateralized by buildings,
     due in monthly installments through 2030
     Less-Current portion                                               -            75,793
                                                             -------------      ------------
     Long Term mortgage notes payable                         $         -        $1,392,858
                                                             =============      ============

As a result of the sale of certain non-core businesses during 2002, the related capital lease obligations and mortgage notes payable have been assumed by the purchasers.

Other Long Term Liabilities

Other long-term liabilities included approximately $130,000 at September 30, 2001 of Irish government non-interest bearing loans that were repayable at rates linked to future revenues earned. Under the terms of the agreement, the loans were to be repaid at a rate of 4.2% of project sales made in the United States by PSS in the period from July 1998 to June 2001 and was due for repayment commencing in July 1999 and ending in July 2002. If the repayments calculated as a percentage of sales were not sufficient to repay the loans in full, the Irish government may write-off the balance. PSS has not made any sales in the United States to date and thus no repayments have been made against these borrowings through September 30, 2002 nor has the Irish government agreed to write off the balance. Since the Irish subsidiary has been placed in liquidation (See Note 2), the remaining balance is included in "Liabilities Associated with Subsidiaries in Liquidation" on the September 30, 2002 balance sheet.

12.  OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities consist of the following:

                                                               September 30,
                                                          2002              2001
                                                      ----------          ----------
  Professional fees                                   $1,198,343          $1,658,102
  Remaining obligations on terminated                  1,402,984             300,000
   leases
  Sales and other taxes, excluding income                 55,005           1,349,855
   and payroll
  Income taxes                                           228,171             390,400
  Project costs                                           75,608             405,239
  Accrued interest                                       474,468             322,388
  Other                                                  499,146           1,274,981
                                                      ----------          ----------
                                                      $3,933,725          $5,700,965
                                                      ==========          ==========

13.  STOCKHOLDERS' EQUITY (DEFICIT)

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

During March and April, 2000, the Company closed on the sale of 3,293,750 unregistered common shares through private placement offerings, resulting in net proceeds (after deducting issuance costs of $2,337,000) of approximately $24,013,000. The Company registered all of the common shares issued in these private placement offerings in February 2001. In addition, the company granted options to financial advisors to purchase an aggregate of 1,100,000 common shares at prices ranging from $4.00 to $8.00 per share contingent upon raising at least $25 million, which became fully earned and exercisable in April 2000 on completion of the private placement offerings discussed above. The fair market value of these options was approximately $3,797,000 and was determined in accordance with SFAS 123 using the Black-Scholes formula. This amount was recorded as additional paid in capital, as well as a direct charge against equity as a cost of the private placement offerings.

Pursuant to employment and consulting agreements, one of the pooled entities granted 112,022 restricted shares that were earned from fiscal 1998 through the date of the share issuance in January 2000; this resulted in compensation expense of $21,310 in 2000.

On August 31, 2000, the Company purchased all rights to the NetWeave software product from Netweave Corporation. Consideration for the software was 80,386 shares of Vertex stock, which at the time of the transaction had an aggregate fair market value of approximately $1 million, and the cancellation of approximately $71,000 of debt. The total cost of this software was included in other assets and was being amortized over the five year estimated life of the product until the Netweave product line was sold in June 2002 (See Note 2). Prior to the acquisition, the Company sold the Netweave software under a licensing agreement with NetWeave Corporation. For the years ended September 30, 2001 and 2000, the NetWeave software product generated revenues of approximately $776,000, and $926,000 respectively.

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

In January 2001, the Company issued 398,000 shares of common stock, which had a fair market value of $2,274,000, in settlement of $1,500,000 notes payable and other obligations to the sellers of the Portable Software Solutions (PSS) Group, which was purchased by Vertex in September 1999.

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

In addition, the Company granted options to financial advisors to purchase an aggregate of 289,678 common shares at prices ranging from $1.44 to $5.00 per share, which were fully earned and exercisable on completion of the December 2000 and April 2001 private placement offerings discussed above. The fair market value of these options was approximately $922,000 and was determined in accordance with SFAS 123 using the Black-Scholes formula. This amount was recorded as additional paid in capital, as well as a direct charge against equity as a cost of the private placement offerings.

In   January  2002,  the Company issued 102,663 shares  valued  at $122,000   to
an  employee to settle an obligation  for  deferred compensation.

Also  in  January 2002, the Company granted options to  purchase   an  aggregate
1,800,000 common shares  at  $.80  per share  in  connection with the settlement
of  certain   litigation. Such options had a fair value of approximately $1.44 million. The Company also placed an equivalent number of common shares into escrow to be available upon exercise of these options. Of the 1,800,000
shares  issued  into  escrow,  1,500,000   were  unregistered shares.  The
settlement  agreement also required  the  Company   to   register these  shares
by  April  30,  2002,  or  an additional  monthly   cash  payment would be
required until the shares are registered. The Company has not registered these shares and has not made additional monthly cash payments and, as part of the settlement agreement, three consent judgments have been entered against Vertex (See Note 16 - Settled Litigation).

In April 2002, the Company sold 34,404 shares to its Chief Executive Officer at a price of $2.18 per share.

During the year ended September 30, 2002, the Company issued 1,676,168 unregistered shares of common stock to the selling shareholders of Euronet in consideration for the purchase of Euronet (See Note 2). Subsequent to the issuance of these shares, stock options for 1,676,168 shares of common stock were granted and exercised in return for the previously issued shares, which were then cancelled.

In July 2002, the Company issued 410,304 shares to the Vertex Interactive Savings and Retirement Plan in satisfaction of its calendar 2001 matching contribution obligation of approximately $380,000. In addition, to enable the Plan to fund certain withdrawal requests, the Company purchased 47,657 shares from the Plan at a cost of $22,071 and put them into treasury.

In November 2001, the Company granted options to Laurus, the senior credit facility lender, to purchase an aggregate of 180,000 common shares at $1.284 per share. The fair market value of these options was approximately $162,000, and was determined in accordance with the Black-Scholes formula. This amount was recorded as paid in capital, as well as interest expense with the beneficial conversion feature(See Note 8).


Preferred Stock

Series "A"

In connection with the Transcape acquisition in February 2001 (See Note 2), the Company issued 1,356,852 shares of Series "A" Preferred Stock. The Series "A" Preferred Stock is convertible, at the option of the holder, into common stock on a one for one basis. All of the common shares issuable on conversion of the Series "A" Preferred Stock must be registered by the Company.

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

Series "C"

In March 2002, the Company issued 997 shares of Series "C" Convertible Preferred Stock to Midmark Capital upon conversion of approximately $997,000 of convertible notes payable and accrued interest (See Note 9). Each share of Series "C" Preferred is convertible into 1,190 shares of common stock at a price of $0.84 per share. The Company must register all of the common shares issuable on conversion of the Series "C" Preferred Stock.

All of the preferred stockholders are entitled to vote their shares as though such conversion had taken place. In addition, preferred stockholders are not entitled to preferred dividends, but are entitled to their pro rata share of dividends, if any, declared on common stock under the assumption that a conversion to common stock had occurred.

Pursuant to certain acquisition agreements and private placement offerings, the Company committed to register the common shares issued or issuable pursuant to options issued within specified periods of time. The Company has been unable to register the shares on a timely basis for certain of the transactions. The Company's present intent is to file a registration statement on Form S-1 as soon as possible. At September 30, 2002, the Company's obligation was to register all of the common shares issuable on conversion of preferred shares, approximately 8.5 million common shares and approximately 2.5 million shares underlying options(See Note 16 - Litigation).

Stock Option Plan

The Company has an Incentive Stock Option Plan (the "Plan") that provides for the granting of options to employees, directors, and consultants to purchase shares of the Company's common stock. During fiscal 2001, the Company's Board of Directors approved an increase in the number of shares available for issuance from 4,000,000 to 8,000,000. The Company is required to register the additional 4,000,000 shares issuable pursuant to options exercised. It is the Company's present intent to file a registration statement on Form S-8 as soon as possible. Options granted under the Plan generally vest over five years and expire after ten years. The exercise price per share may not be less than the fair market value of the stock on the date the option is granted. Options granted to persons owning more than 10% of the voting shares of the Company may not have a term of more than five years and may not be granted at less than 110% of fair market value.

The following table summarizes the common stock options granted, cancelled or exercised under the Plan:

                              2002                 2001                 2000
                       ------------------    -------------------    ------------------
                       Common    Weighted    Common     Weighted    Common    Weighted
                       Stock      Average     Stock     Average      Stock    Average
                      Options    Exercise    Options    Exercise    Options   Exercise
                                   Price                 Price                 Price
                      -------    --------    -------    --------    -------   --------
  Outstanding at
   beginning of year   4,691,100   $4.81    3,257,600    $5.95     1,016,600    $1.75
  Granted              2,141,168     .66    2,094,000     3.28     2,635,000     7.11
  Exercised           (1,676,168)   (.60)    (238,600)   (1.14)     (295,800)   (2.34)
  Cancelled           (1,887,100)  (5.73)    (421,900)   (8.07)      (98,200)   (4.57)
                       -----------          ---------              ----------
  Outstanding at
   end of year         3,269,000   $3.72    4,691,100    $4.81     3,257,600    $5.95
                       ==========           =========              =========

  Exercisable at
   end of year         1,645,200   $3.59    1,038,800    $4.57       472,600    $1.62
                       ==========           =========              =========
  Weighted average
   fair value of
   options granted
   during the year                 $0.58                 $2.14                  $4.28

The following table summarizes information on stock options outstanding under the Plan at September 30, 2002:

                           Options Outstanding                Options Exercisable
                     ---------------------------------       ----------------------
                       Options                Weighted
      Range of       Outstanding  Weighted    Average       Options        Weighted
   Exercise Prices       at       Average     Remaining     Exercisable    Average
  Range of Exercise  September    Exercise    Contractural  at September   Exercise
      Prices         30, 2002      Price      Life          30, 2002       Price
------------------   ---------    --------    ----------    -----------    -------
  $.50 to $1.50     1,053,000    $  .97       $ 8.47        595,000        $0.89
  1.51 to 2.25        348,500      1.74         6.75        216,500         1.77
  2.26 to 3.40        707,500      2.42         8.61        141,500         2.42
  3.41 to 5.00        490,000      3.94         6.93        365,200         3.92
  5.01 to 7.65        125,000      6.00         7.55         65,000         6.00
  7.66 to 11.50       195,000      8.65         8.13        122,000         8.59
  11.51 to 13.13      350,000     12.72         7.54        140,000        12.72
                      -------                              --------
                    3,269,000                             1,645,200         3.59
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

In connection with the purchase of Renaissance Software Inc., the Company assumed 535,644 outstanding stock options of Renaissance employees. The fair market value of the vested portion of these options amounted to $6,217,472 and was included as part of the consideration paid for Renaissance. The unvested portion of these options was $461,000 and was included as deferred compensation in Shareholders' Equity and was amortized as compensation expense over the employees remaining vesting period.

In connection with the purchase of Applied Tactical Systems, Inc. in December 2000, the Company assumed 153,600 outstanding stock options of Applied Tactical Systems employees. The fair market value of the vested portion of these options amounted to $620,000 and was included as part of the consideration paid for Applied Tactical Systems, Inc. The unvested portion of these options was $44,000 and was included as deferred compensation in Shareholders' Equity and was amortized as compensation expense over the employees remaining vesting period.

During fiscal 2001, the Company granted non-qualified options aggregating 595,200 to various employees in connection with their employment by the Company. In January 2000, the Company also granted non-qualified options aggregating 1,200,000 to directors and officers of the Company at an exercise price of $3.85 (110% of the fair value on the date of grant).

The following table summarizes common stock options granted, cancelled and exercised in addition to those in the Plan:

                                2002                  2001                    2000
                         -------------------   ---------------------  --------------------
                                   Weighted                Weighted               Weighted
                          Common   Average     Common      Average     Common     Average
                          Stock    Exercise    Stock       Exercise    Stock      Exercise
                         Options   Price        Options     Price       Options    Price
                         -------   --------     -------     --------    -------    ---------
  Outstanding at
   beginning of year   4,572,392      $4.31     3,390,236      $3.88    475,000      $ .61
  Granted              1,680,000        .85     1,764,877       5.50  3,203,335       4.07
  Exercised                   -          -       (198,881)     (3.22)  (288,099)      (.66)
  Cancelled             (148,719)     (3.63)     (383,840)     (6.55)         -          -
                       ----------  ---------  ------------  ---------  ---------  ---------
  Outstanding at
   end of year         6,103,673      $3.37     4,572,392      $4.31  3,390,236      $3.88
                       ==========             ============            ==========

  Options exercisable  5,937,673      $3.21     4,203,892      $4.10  2,915,578      $3.92
                       ==========             ============            ==========

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

                                               2002          2001           2000
                                       -------------  --------------   --------------
  Net loss-as reported                  $(44,774,379)  $(122,952,102)    $(9,412,424)
  Net loss--pro-forma                    (44,850,980)   (125,682,128)    (11,861,944)
  Loss per share--as reported                  (1.26)          (3.95)           (.46)
  Loss per share--pro-forma                    (1.26)          (4.04)           (.58)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                2002        2001      2000
                                           ------------- ---------- ---------
  Expected dividend yield                       0.00 %      0.00 %    0.00 %
  Expected stock price volatility             134.88      106.35     88.70
  Risk-free interest rate                       4.00        4.50      6.98
  Expected life of options                      3 years   3 years     3 years

The effects of applying SFAS 123 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

14.  PENSION PLANS

The Company and certain of its subsidiaries maintain 401(k) plans, which are defined contribution plans (the "Plans") covering substantially all employees in the United States. During fiscal 2001, all subsidiary plans were merged into the Company plan. Eligible employees can contribute up to 17% of their compensation not to exceed Internal Revenue Code limits. In fiscal 2001, the Company amended its plan to provide matching contributions of 50% of the employees' contribution up to 3% of gross pay. The Company's contribution will be funded after each calendar year end in either cash or in Vertex stock, at the Company's option. Prior to fiscal 2001, the Plans provided for matching contributions based on management's discretion. Company contributions for the years ended September 30, 2002, 2001 and 2000 were approximately $202,000, $290,000 and $0.

15.  INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes (FASB 109)." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax provision included in the statements of operations for the years ended September 30, 2002, 2001 and 2000 consist of the following;

                                                2002           2001            2000
                                         --------------  --------------  -------------
 Current:
  Federal                                 $         -        $      -          $
                                                                    -
  Foreign                                     134,473         131,007         227,686
  State                                           370          19,469         149,572
                                          -------------   -------------  -------------
  Total Current                               134,843         150,476         377,258
                                          -------------   -------------  -------------
Deferred:
  Federal                                           -               -               -
  Foreign                                           -               -               -
  State                                             -               -               -
                                          ------------    -------------  -------------
  Total Deferred                                    -               -               -
                                          ------------    -------------  -------------
  Total income tax provision              $   134,843        $150,476        $377,258
                                          ============    =============  =============

The net deferred tax assets in the accompanying balance sheets consist of the following:

                                                             September 30,
                                            ---------------------------------------------
                                                      2002                    2001
                                            ----------------------   --------------------
  Deferred tax assets:
   Allowance for doubtful accounts               $    406,315             $    151,544
   Inventory                                          271,620                    4,003
   Net operating loss carryforwards                19,514,641               11,778,076
   Capital loss carryforwards                       1,850,296                        -
   Accruals                                         1,791,904                1,530,203
   Other                                                                       115,755
                                             ---------------------    ------------------
  Total deferred tax assets                        23,834,776               13,579,581
                                             ---------------------     -----------------
  Deferred tax liabilities:
   Depreciation                                       (18,633)                 (18,891)
   Capitalized software                               (91,413)                (168,351)
   Deferred revenue                                   (23,664)                 (50,755)
                                             ---------------------    ------------------
  Total deferred tax liabilities                     (133,710)                (238,017)
                                             ---------------------    ------------------
  Valuation allowance                             (23,701,066)             (13,341,564)
                                             ---------------------    ------------------
  Net deferred tax assets                        $          -             $          -
                                             =====================    ==================

Deferred tax assets arise from the tax benefit of net operating and capital loss carryforwards which are expected to be utilized to offset taxable income and from timing differences between the recognition in financial statements and tax returns of certain inventory costs, bad debt allowances on receivables, depreciation on fixed assets and amortization of certain intangible assets.

A valuation allowance on the net deferred tax assets has been provided based on the Company's assessment of its ability to realize such assets in the future. For the year ended September 30, 2002 the valuation allowance for net deferred tax assets increased by $10,359,502, as a result of net changes in temporary differences.

The  Company  believes that as of September 30, 1999, an ownership change  under
Section 382 of the Internal Revenue Code occurred. The effect of the ownership change would be the imposition of annual limitations on the use of the NOL carryforwards attributable to the periods before the change.

At September 30, 2002, the net operating loss carryforwards available to offset future taxable income consist of approximately $45.2 million in Federal net operating losses, which will expire in various amounts through 2022, and state net operating losses of approximately $46.8 million which will expire in various amounts through 2009. These net operating losses also may be limited due to ownership changes, the effect of which has not yet been determined by the Company. Total net operating losses available in foreign jurisdictions are approximately $3.8 million, none of which relate to periods prior to the acquisition of certain subsidiaries by Vertex. When the Company utilizes pre-acquisition net operating losses, the benefit will be reflected as a reduction of goodwill related to the respective subsidiary. No pre-acquisition net operating losses were utilized during fiscal 2002 and 2001, and approximately $200,000 of pre-acquisition net operating losses were utilized during fiscal 2000, with the resulting reduction of tax liability being credited directly to goodwill. Based on the fact that the remaining European subsidiaries are in liquidation, the Company does not anticipate utilizing the European net operating losses. The capital loss carryforward at September 30, 2002 of $4.6 million has no expiration date, but utilization is limited to the extent of capital gains generated by the Company.

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                        2002            2001          2000
                                       -------        --------      -------
  Statutory rate                        34.0 %          34.0 %       34.0 %
  Effect of:
   Valuation allowances                (23.2)           (8.4)        (4.2)
   Permanent differences               (10.8)          (26.8)       (32.0)
   State income taxes, net              (0.3)            1.1         (2.0)
                                       -------        --------      -------
  Effective income tax rate             (0.3%)          (0.1%)       (4.2%)

For 2002, 2001 and 2000, the primary permanent differences relate to the impairment and amortization of goodwill, and an in-process R&D write-off, which are not deductible for tax purposes.

There are no undistributed earnings of the Company's foreign subsidiaries at September 30, 2002. In the event of a distribution of foreign earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

16.  COMMITMENTS AND CONTINGENT LIABILITIES

Leases

The Company and its subsidiaries lease office facilities and certain office equipment under operating leases that expire at various dates through 2007.

Rent expense for the years ended September 30, 2002, 2001, and 2000 was approximately $2,300,000, $2,645,000 and $780,000 respectively.

During 2002, the Company has sold and closed down various businesses (See Note
2). In connection with these dispositions of non-core businesses, the Company abandoned certain facilities and terminated leases at a cost of approximately $1.1 million. As a result of these sales and the accrual of the remaining terminated lease obligations, the minimum lease payments under non-cancellable operating leases, as of September 30, 2002, are $175,000 through May 2003.

Pending Litigation

We are party to certain judicial actions, the outcomes of which may, together, or individually, have a negative impact on our financial condition and liquidity if we do not prevail. Management does not believe that these matters will have a material negative impact. The items of pending litigation are summarized as follows:

a) On October 31, 2001, an action was commenced in the United States District Court, Southern District of New York entitled Edgewater Private Equity Fund II, L.P. et al. v. Renaissance Software, Inc. et al. The action, brought against Renaissance Software, Inc.,
a subsidiary  of  Vertex,  and  Vertex,  alleged  the  default   by
Renaissance Software, Inc. in payment of certain promissory notes in the principal aggregate sum of $1,227,500. Vertex guaranteed the notes. The noteholders demanded $1,227,500, together with interest accruing at the rate of 8% per annum from June 30, 2001.
On March 12, 2002, the noteholders were successful in obtaining a judgment against Renaissance Software, Inc. in the aggregate amount of $1,271,407 including interest, late charges and attorneys' fees. However given the Company's current cash position, we have been unable to pay the judgment and have been pursuing non cash alternatives.

b) On November 7, 2000, Pierce Procurement Ltd. ("Pierce") brought an action against the Company's subsidiary Renaissance Software, Inc. ("Renaissance"), in the Boone County Circuit Court in Northwestern Illinois. The suit was removed to the United States District Court for the Northern District of Illinois, Western Division, on February 1, 2001. The claim by Pierce against Renaissance is based upon allegations that Renaissance sold a computer system which did not meet the particular purposes of Pierce and that Renaissance made certain misrepresentations to Pierce with respect to the system. Renaissance denies such claims, and through its insurance carrier is vigorously defending the action. Renaissance has counterclaimed against Pierce alleging that Pierce has paid only a portion of the contract fee agreed to by the parties. Total damages claimed by Pierce are approximately $1,500,000 plus interest and penalties. Renaissance seeks approximately $76,500 on its counterclaim. A mediation has been scheduled for September 2003.

c) We are also party to a number of claims by vendors, landlords and other service providers seeking payment of balances owed. Since such amounts are already recorded in accounts payable or accrued liabilities, these claims are not expected to have a material affect on the stockholders' equity (deficit) of the Company.

Settled Litigation

a) On September 28, 2001 Vertex filed a Demand for Arbitration with the American Arbitration Association ("AAA") against Russell McCabe, Daniel McCabe and David Motovidlak (the "ATS Shareholders"), the former shareholders of Applied Tactical Systems, Inc., an entity which merged with Vertex pursuant to a Merger Agreement dated December 29, 2000, seeking damages resulting from the McCabe's interference with Vertex's employees and customers. The ATS Shareholders also filed a Demand for Arbitration seeking $25,000,000 in damages based on, among other things, Vertex's alleged failure to register the ATS Shareholders' stock in Vertex by a certain date.

In a related action, on December 10, 2001 the ATS Shareholders filed a complaint in the United States District Court for the District of New Jersey against Ernst & Young LLP (our former auditors), and certain Vertex shareholders, officers and directors individually. Vertex itself was not a defendant in this action. The ATS Shareholders were seeking damages in the amount of $40,000,000 plus punitive and statutory treble damages based upon, among other things, allegations that Vertex failed to register stock of the ATS Shareholders by a certain date.

On November 15, 2002, we resolved and dismissed claims relating to both of these matters. The United States District Court for the District of New Jersey
entered a Stipulation and Order of Settlement and Dismissal as to Certain Parties, agreed to by Vertex, other named parties, and three former ATS shareholders in the case styled Russell McCabe, et al. v. Ernst & Young, LLP, et al., Case No. 01-5747 (WHW). Pursuant to the Stipulation and Order, Vertex and the three former ATS shareholders also agreed to dismiss their respective AAA arbitration claims. The settlement was funded by Vertex's insurance carrier, with no additional payments by Vertex or by any settling defendants. The parties dismissed all claims between them and exchanged mutual general releases.

b) On May 7, 2002 an action was commenced in the Supreme Court of the State of New York, County of New York by Harris Hoover & Lewis, Inc., ("Harris Hoover")in which Harris Hoover alleged that the Company breeched a financial advisory contract. The claim sought damages in the amount of $250,000. The Company had filed a counter claim alleging breech of contract, breech of fiduciary duty and intentional misrepresentation and sought damages in an amount not less than $2,050,000 plus punitive damages. This matter was dismissed by the New York Supreme Court on November 26, 2002. The parties dismissed all claims between them and exchanged mutual general releases. No payments were made by either party to the other.

c) As part of the settlement entered into between the Company and three former principals of a company acquired by Vertex in 2000, consent judgments in the amount of approximately $1.0 million each were entered against Vertex on July 19, 2002. The incremental liability has been included in other expense(provision for litigation) for the year ended September 30, 2002. The Company is currently negotiating with the former owners to accept forms of payment other than cash and there can be no assurance that a non-cash settlement will be concluded. In July 2002, the former owners obtained a court levy upon several of the Company's bank accounts, placing a hold on approximately $70,000 of the Company's funds. The Company, together with its secured lenders, objected to the turnover of these funds, however a turnover order was granted by the court in October 2002.

d) On November 20, 2001, an action was commenced in the Superior Court of California, County of Los Angeles, SouthWest District by former shareholders of another company we acquired in 2000. In June 2002, this matter was settled on mutually agreeable terms with minimal cash outlay and no impact on results of operations.

Employment Agreements and Other Commitments

The Company has employment agreements with certain key employees, the terms of which expire at various times through 2004. Such agreements provide for minimum salary levels as well as for incentive bonuses.

On September 27, 1999 the Company entered into a five-year investment banking agreement with another shareholder, MidMark Associates, Inc., for $250,000 per annum. Effective August 13, 2002, concurrent with the resignation of the two Midmark directors from the Vertex Board of Directors, this agreement was terminated.

Effective October 1, 1999, Edwardstone entered into an agreement with the Company pursuant to which Edwardstone agreed to provide the services of Messrs. Biermann and Toms to act as the Executive Chairman and Chief Executive Officer of the Company. Such Agreement provides for aggregate annual compensation of $600,000 and entitles them to participate in all employee benefit plans sponsored by Vertex in which all other executive officers of Vertex participate. The agreement has an initial five-year term and continues thereafter on a year-to-year basis on the same terms and conditions existing at the time of renewal, unless terminated by either the Company or the employee upon thirty days written notice prior to the end of either the initial (5 year) term or any subsequent one-year term, as the case may be. This agreement was terminated by mutual consent effective September 30, 2002.

On April 24, 2001 the Company entered into an investment banking agreement with Harris, Hoover and Lewis, LLC to provide financial advisory and consulting services with respect to the acquisition of Plus Integration. This agreement provided for a transaction fee of 2% of the value of the deal, together with related options, with a minimum transaction fee of $500,000. This agreement was terminated on November 25, 2002 in connection with the general release of all claims in the litigation settlement discussed above.

On September 23, 2002, the Company entered into a business advisory and consulting services agreement with Jeffrey Firestone to assist the Company in raising funds. An initial retainer of $5,000 was paid and when Mr. Firestone raises $1,000,000 on behalf of Vertex, he will be entitled to a monthly retainer of $5,000 for an additional five months. If Firestone is successful within a three year period in raising funds for Vertex, he is entitled to a cash fee equal to 10% of the proceeds and five year warrants equal to 10% of the equity raised at an exercise price equal to the transaction price. Firestone is also entitled to a 3% commission if he introduces Vertex to an entity that in turn raises money for Vertex on a commission basis.

On September 30, 2002, Vertex entered into an agreement with Tarshish Capital Markets ("TCM"), an Israel based corporation to provide financial advisory and fund raising services. An initial non-refundable retainer fee was accrued at September 30, 2002 and was paid in October 2002 in the form of 800,000 shares of Vertex registered common stock, which had a value of $56,000. The agreement provides for TCM to use its best efforts to raise in excess of $5 million in a private stock offering. If TCM is successful within a three year period, it is entitled to a cash fee equal to 10% of the amount invested in Vertex and five year warrants equal to 10% of the equity raised at an exercise price equal to the price used in the respective offering.

17.  SEGMENT INFORMATION AND INTERNATIONAL OPERATIONS

The Company operates in one business segment, which is the design, development, marketing and support of supply chain management solutions.
Geographic Area Data

The following geographic information presents total revenues, gross profit and identifiable assets for the years ended September 30, 2002, 2001, and 2000 (in thousands):

                                               2002          2001             2000
                                              -------       -------          -------
  Revenues
     North America                            $15,495       $30,378          $18,514
     Europe(1)                                 20,640        28,709           29,255
                                              -------       -------          -------
                                              $36,135       $59,087          $47,769
                                              =======       =======          =======
  Gross Profit
     North America                            $ 6,813       $12,705           $7,430
     Europe(1)                                  5,428         8,796            7,777
                                             --------       -------          -------
                                             $ 12,241       $21,501          $15,207
                                             ========       =======          =======

  Identifiable assets
     North America                            $18,436       $60,174         $102,390
     Europe(1)                                      -        13,233           31,097
     Eliminations                             (15,636)      (19,968)         (23,268)
                                             ---------      --------        ---------
                                              $ 2,800       $53,439         $110,219
                                             =========      ========        =========

(1) The Company operated throughout Europe, but principally in the United Kingdom, Germany and Italy. All European operations were either sold or placed into liquidation (See Note 2) as of September 30, 2002.

Products and Services

Sales to external customers by the three significant product and service line groupings for the years ended September 30, 2002, 2001 and 2000 (in thousands) are as follows:

                                               2002         2001         2000
                                           ---------     ---------     --------
 Point Solutions                             $15,022      $28,849       $31,744
 Enterprise Solutions                          6,926        9,921         6,737
 Service and Maintenance                      14,187       20,317         9,288
                                           ---------     ---------     --------
                                             $36,135      $59,087       $47,769
                                           =========     =========     ========

Major Customers


The Company had no customers that accounted for more than 10% of revenue for the fiscal years ended September 30, 2002 and 2001. For the fiscal year ended September 30, 2000, one customer accounted for 11% of revenues.


18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended September 30, 2002 and 2001.

                                   Dec. 31           Mar. 31          Jun. 30        Sept. 30
                                -------------    --------------   --------------   -------------
2002
Revenues                        $ 13,036,644     $  11,466,099     $  9,959,263     $  1,673,211
Gross profit                       4,298,777         4,161,127        3,307,117          473,602
Net income (loss)
excluding impairment of
intangibles write-off(A)          (6,091,210)      (10,276,235)     (12,468,033)       3,034,931
Net loss                          (6,091,210)      (10,276,235)     (12,468,033)     (15,938,901)

Weighted average shares
outstanding                       34,844,686        35,086,676       35,754,249       36,542,025

Net loss per share               $     (0.17)      $     (0.29)     $     (0.35)     $     (0.44)

2001
Revenues                         $14,747,017       $15,341,053      $14,128,256      $14,871,144
Gross profit                       3,755,637         5,944,242        5,758,492        6,042,846
Net loss excluding in-process
R&D and impairment
of intangibles write-off(B)       (8,046,728)       (9,653,780)     (10,466,754)     (12,820,280)

Net loss                          (8,046,728)      (13,253,780)     (10,466,754)     (91,184,840)
Weighted average shares
outstanding                       26,626,072        31,132,917       33,523,078       33,951,085

Net loss per share                   $ (0.30)         $  (0.43)        $  (0.31)        $  (2.69)

(A) In the fourth quarter of fiscal 2002, the Company recorded an impairment of intangibles write off of approximately $19 million (See Note 4) and a net gain on sale of non-core assets of approximately $6 million.
(B) In the second quarter of fiscal 2001, the Company recorded an in-process research & development write off of $3.6 million related to the acquisition of Transcape assets (See Note 2), and in the fourth quarter, the Company recorded an impairment of intangibles write off of approximately $78 million (See Note 4).

19.  SUBSEQUENT EVENTS

a) In October, 2002 Vertex executed a Grid Note, which provides for up to $1 million of availability from MidMark Capital, L.P. This note will be funded by the proceeds, if any, from the sale of any shares of Vertex Common Stock held by MidMark Capital. This note is payable on demand but in any event no later than December 31, 2003, carries interest at the rate of 10% per annum and is secured by the same collateral in which the Company previously granted a security interest to MidMark under its convertible notes payable. In consideration of MidMark providing this facility, the Company agreed to issue warrants to purchase a number of unregistered shares equal to 120% of the number of tradeable shares sold by MidMark to fund such note, at a purchase price per share equal to 80% of the price per share realized in the sale of shares to fund the Grid Note. As of June 30, 2003, the Company had borrowed $77,000 under this arrangement, resulting from MidMark's disposal of 1,224,350 Vertex common shares. As a result, Vertex has granted MidMark warrants to purchase 1,472,820 shares of Vertex common stock at $.052 per share.

    In June 2003, to facilitate the sale of shares by Midmark Capital to enable Midmark Capital to increase its funding under the Grid Note agreement, the Company contracted with United Institutional Investments Inc. ("United") to provide financial consulting services. Under this agreement, United has agreed to assist in the liquidation of up to 3,800,000 common shares currently owned by Midmark Capital. United's fees will be equal to 10% of the net proceeds generated by the sale of such shares.


b) In December 2002, the Company repaid the remaining balance due under the Laurus Senior Credit Facility and terminated the agreement.

c) XeQute Solutions, Inc. ("XeQute") was formed on August 30, 2002 as a Delaware corporation and wholly-owned subsidiary of Vertex and began operations effective October 1, 2002.

XeQute Solutions, PLC ("PLC"), a United Kingdom company and wholly-owned subsidiary of Vertex was formed on November 15, 2002 and incorporated on November 27, 2002. XeQute became a wholly owned subsidiary of PLC on December 12, 2002.

XeQute (i)purchased certain assets and assumed certain liabilities of Vertex and (ii) purchased substantially all of the assets and assumed certain of the liabilities of Vertex's wholly-owned subsidiaries Renaissance Software, Inc.("Renaissance") and Data Control Systems, Inc. ("DCS") on December 12, 2002, but effective October 1, 2002.

d) In October 2002 PLC (in formation) and Charles Street Securities ("CSS") entered into agreements whereby CSS would a) arrange for interim financing for PLC in the amount of $500,000 and b) CSS would act as financial advisor and non-exclusive placement agent to PLC in connection with the raising of additional capital through a private placement sale of PLC Ordinary Shares. In connection with CSS's role as financial advisor and placement agent, CSS received a) 50,000 PLC warrants (determined as a percentage of the amount of funding raised in the private placement), each warrant exercisable for a period of five years into one PLC Convertible Ordinary Non-Voting Ordinary Share of 10 pence each, at an exercise price of 10 pence per share and CSS shall receive b) a fee of approximately $75,000 in connection with the preparation of the private placement document and all attendant financial advisory work, c) a sales commission of 10% of funds raised by CSS through the private placement, d) a marketing expense reimbursement not to exceed approximately $180,000 plus e) up to 521,740 PLC warrants (determined as a percentage of the amount of funding raised in the private placement), each warrant exercisable for a period of five years into one PLC Convertible Ordinary Non-Voting Ordinary Share of 10 pence each, at an exercise price of 0.46 British pounds per Ordinary Share (with a pro rata reduction if less than approximately $1,800,000 is raised by CSS pursuant to the private placement) and reimbursement of all reasonable out of pocket expenses. In the event that PLC obtains additional financing from any investor who has invested in the PLC pursuant to the private placement within two years of the completion of the private placement, PLC has agreed to pay to CSS a sales commission in the amount of 10% of the additional funds invested.

PLC has granted CSS the right to appoint two directors to the Board of Directors of PLC upon successful completion of the private placement, at which time CSS shall continue to act as financial advisor to PLC, for which CSS shall receive a quarterly financial advisory fee of approximately $3,800 until such time PLC is sold or becomes publicly listed.

The private placement transaction is currently on hold pending completion and filing of this Annual Report on Form 10K and an interim audit of PLC for the nine months ended June 30, 2003.

e) In December 2002, Vertex, through PLC, closed a $500,000 Bridge Loan arranged by CSS from MidMark Capital and Aryeh Trust. The Bridge Loan is to be repaid with proceeds from the proposed private placement funding. The Bridge Loan was for a term of 180 days, which matured on June 9, 2003, at which time it converted to a term loan payable in 24 monthly installments. The first monthly installment was due July 1, 2003 and has not been paid. The Bridge Loan is secured by a first security interest in all of the assets of XeQute and carries an interest rate of 3% per month. The lenders were each granted 60,000 warrants in PLC at 10 pence per share as part of the consideration for this loan.
The Company will incur a non-cash interest charge related to these warrants.

Upon the receipt of the private placement's minimum subscription amount by PLC, MidMark has agreed to relinquish its security interest in the assets of XeQute, in exchange for receiving from Vertex warrants to purchase 250,000 Ordinary Shares of PLC which are presently owned by Vertex. MidMark has agreed that it will vote any shares which it may acquire through the exercise of the warrant in accordance with the directions of Vertex. However, it will retain its security interest in the shares of PLC owned by Vertex and in all of the assets of Vertex.

f) In December 2002, XeQute received an additional $480,000 from MidMark under a Convertible Loan Note. The Convertible Loan Note will automatically convert into Non-Voting Shares of PLC at $0.672 per share when a minimum subscription of $480,000 of the Private Placement is reached.

g) Since October 1, 2002 and as of June 30, 2003, Vertex and XeQute have borrowed a further $893,000 from MidMark Capital II, L.P. pursuant to a series of demand notes, of which $425,000 was restricted for usage on XeQute obligations. These notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to MidMark under its convertible notes payable.

h) In March 2003, the Company's subsidiary XeQute, entered into an "Authorized Marketing Program Partnership Agreement" with Core eBusiness Solutions LLC ("Core"), a company that employs certain former employees of the Company. This agreement provided Core with the exclusive rights to market and sell certain of XeQute's warehouse management software in the United States and Canada.

     However, in June 2003, XeQute and Core mutually agreed to rescind this agreement and renegotiate a non-exclusive marketing agreement, which has not yet been finalized.

i) As a result of its severe cash constraints (See Note 1 - Going Concern section), the Company had fallen as much as two to three months behind in meeting its payroll obligations to its employees subsequent to September 30, 2002. The Company has been meeting its current payroll obligations, and has attempted to pay overdue employee payroll obligations as cash resources become available. However, in a letter dated April 3, 2003 the New Jersey Department of Labor (N.J.D.O.L.) has assessed the Company a penalty of $154,000 for failure to pay payroll on a timely basis. The Company is vigorously appealing this assessment as being counterproductive to actually paying the employees. Company management met with the N.J.D.O.L. on June 23, 2003 and presented a plan to bring payroll current over a four month period (beginning in September 2003 and ending December 2003).
The N.J.D.O.L. is presently considering the Company's plan, together with its request for a reduction in the penalty assessed by N.J.D.O.L.

     In addition, a number of former employees of a California based division of Vertex had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. The Company had disputed the claims, primarily on the basis of the lack of documentation for hours worked during the period. However in July 2003, these claims were heard by the California DOL and the amounts claimed, together with interest and penalties aggregating approximately $100,000, were granted to these former employees.

j) In May 2003 the Company issued 1,000,000 common shares , which had a fair market value of approximately $20,000, to an investment advisor to assist in the Company's fund raising efforts.

k) Effective July 31, 2003, the Company completed the sale of 10,000,000 shares of its common stock, which had a fair market value at that time of approximately $500,000, to American Marketing Complex, Inc. (AMC). Payment for this purchase was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can utilize for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the cash equivalent trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year.

     In addition, the Company agreed to loan AMC $150,000 of which $10,000 was delivered at closing; $40,000 will be delivered by August 15, 2003; $50,000 will be delivered by Septemer 10, 2003 and $50,000 will be delivered by October 10, 2003. This loan will be repaid exclusively from funds received from the sale of the 10,000,000 shares. The Company is required to register these shares within six months of the closing.


                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

                 SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                           Balance at     Additions    Deductions    Balance
                                           Beginning     Charged to       From      at End of
                                           of Year        Expense      Reserves       Year
                                           ----------    ----------    -----------  ----------
Year Ended September 30, 2002:
  Deducted from accounts receivable
    for doubtful accounts                $    380,568    $  617,465     $    69,003    $ 929,030
  Deducted from inventory as
    valuation allowance                    $   10,000    $  261,267     $         0    $ 271,267


Year Ended September 30, 2001:
  Deducted from accounts receivable
    for doubtful accounts                   $ 180,630      $439,764        $239,826     $380,568
  Deducted from inventory as
    valuation allowance                     $  10,000        $    0         $     0      $10,000

Year Ended September 30, 2000:
  Deducted from accounts receivable
    for doubtful accounts                   $ 125,166       $69,470         $14,006     $180,630
  Deducted from inventory as
    valuation allowance                     $ 225,290       $34,664        $249,954      $10,000
