Form 10-Q
period 2002-12-31
VERTEX INTERACTIVE INC
filed 2003-12-31
CIK 779681

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                         ______________

                            Form 10-Q
                         ______________

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For quarter ended December 31, 2002

                             0-15066
                     Commission file Number
                         ______________

                    VERTEX INTERACTIVE, INC.
     (Exact name of registrant as specified in its charter)
                         ______________
        New Jersey                               22-2050350
 (State of Incorporation)           (I.R.S. Employer Identification No.)

3619 Kennedy Road, South Plainfield, New Jersey    07080
(Address of Principal Executive Offices)         (Zip Code)

                         (908) 756-2000
                 (Registrant's Telephone Number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _____ No __X___

Common stock, par value $.005 per share: 48,201,978 shares outstanding as of October 31, 2003.

Preferred stock, Series "A", par value $.01 per share: 1,356,852 shares outstanding as of October 31, 2003.

Preferred stock, Series "B", par value $.01 per share: 1,000 shares outstanding as of October 31, 2003.

            VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                            FORM 10-Q

                        December 31, 2002

                              INDEX

                                                               Page
PART I.    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets                3 - 4
          December 31, 2002 and September 30, 2002

          Condensed Consolidated Statements of Operations        5
          For the three months ended December 31, 2002 and 2001

          Condensed Consolidated Statement of Changes in         6
          Stockholders' Deficiency   For the three months
          ended December 31, 2002

          Condensed Consolidated Statements of Cash Flows        7
          For the three months ended December 31, 2002 and 2001

          Notes to the Condensed Consolidated Financial
          Statements        					           8

Item 2.   Management's Discussion and Analysis Of               23
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About        28
          Market Risk

Item 4.   Controls and Procedures                               28

PART II.       OTHER INFORMATION

Item 1.    Legal Proceedings                                    29

Item 2.    Changes in Securities and Use of Proceeds            31

Item 4.    Submission of Matters to a Vote of Security          31
           Holders

Item 6.    Exhibits and Reports on Form 8-K                     31

          VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

                            ASSETS

                                                               December 31,  September 30,
                                                                   2002           2002
										    (Unaudited)
                                                               ------------  -------------
CURRENT ASSETS:
Cash and cash equivalents                                      $    191,949  $     74,016
Accounts receivable, less allowance for doubtful accounts
of $949,957 and $929,030 at December 31, 2002 and
September 30, 2002							        750,586       936,246
Inventories, net                                                    804,228       941,357
Prepaid expenses and other current assets                           280,581       263,260
                                                               ------------   -----------

Total current assets                                              2,027,344     2,214,879


Equipment and improvements, net of depreciation and
amortization of $1,243,266 at December 31, 2002 and
$1,200,546 at September 30, 2002     				        144,354       187,074

Capitalized software, net of amortization of $144,695
at December 31, 2002 and $115,756 at September 30, 2002             202,574       231,513
Other assets                                                        130,273       166,965
                                                               ------------  ------------
Total assets                                                   $  2,504,545  $  2,800,431
                                                               ============  ============


See notes to condensed consolidated financial statements.

                                            3

          VERTEX  INTERACTIVE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS


           LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                               December 31,  September 30,
                                                                   2002         2002
                                                              -------------  -------------
										   (Unaudited)
LIABILITIES:
Senior credit facility                                         $        -    $    145,736
Notes payable                                                     1,852,500     1,602,500
Notes payable - related parties                                   3,191,831     2,588,900
Convertible notes payable - related parties                       2,294,324     1,814,324
Accounts payable                                                  4,403,240     4,429,065
Liabilities associated with subsidiaries in liquidation           7,709,138     7,263,694
Payroll and related benefits accrual                              2,060,905     2,074,902
Litigation related accruals                                       4,037,510     4,122,123
Other accrued expenses and liabilities                            4,155,600     3,933,725
Advances from customers                                                   0       343,547
Deferred revenue                                                  1,008,485     1,317,440
                                                               -------------  -----------

Total liabilities                                                30,713,533    29,635,956
				                  			   -------------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Series A preferred stock, par value $.01 per share; 2,000,000 shares authorized, 1,356,852 shares issued and outstanding
($10,000,000 aggregate liquidation preference)                       13,569        13,569
Series B preferred stock, par value $0.01 per share;
1,000 shares authorized, 1,000 shares issued and outstanding
($1,000,000 aggregate liquidation preference)                            10            10
Series C preferred stock, par value $0.01 per share;
10,000 shares authorized, 997 shares issued and outstanding
($997,000 aggregate liquidation preference)                              10            10
Common stock, par value $.005 per share; 75,000,000 shares
authorized; 37,201,978 shares issued and outstanding		        186,011       186,011

Additional paid-in capital                                      154,979,295   154,979,295
Accumulated deficit                                            (181,641,792) (180,681,702)
Accumulated other comprehensive loss                             (1,678,851)   (1,265,478)
                                                               ------------- -------------
                                                                (28,141,748)  (26,768,285)
Less: Treasury stock, 87,712 shares of common stock(at cost)        (67,240)      (67,240)
                                                               ------------- -------------
Total stockholders' deficiency                                  (28,208,988)  (26,835,525)
                                                               ------------- -------------

Total liabilities and stockholders' deficiency                 $  2,504,545  $  2,800,431
                                                               ============= =============


See notes to condensed consolidated financial statements.

                     VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
						(Unaudited)

                             For the Three Months Ended December 31,
                             ----------------------------------
                                     2002            2001
                               -------------- ----------------
REVENUES                           $1,282,136   $13,036,644

COST OF SALES                         639,983     8,737,867
                                 -------------- ------------

GROSS PROFIT                          642,153     4,298,777
                                 -------------- ------------
OPERATING EXPENSES:

Selling and administrative          1,359,727     7,027,562
Research and development                    0     1,465,268
Depreciation and amortization
of intangibles                         71,659       473,639

                                 -------------- ------------
Total operating expenses            1,431,386     8,966,469
                                 -------------- ------------
OPERATING LOSS                       (789,233)   (4,667,692)
		                     -------------- ------------
OTHER INCOME (EXPENSES):
Interest income                         1,200        35,827
Interest expense                     (164,745)   (1,501,790)
Other                                  (7,312)       42,445
                                 --------------  -----------
Other income (expense), net          (170,857)   (1,423,518)
                                 --------------  -----------
NET LOSS                             (960,090)   (6,091,210)
                                 ============== ============
Net loss per share of
Common Stock:

              Basic and diluted         ($.03)        ($.17)
				         ============== ============
Weighted Average Number of
Shares Outstanding:

              Basic and diluted     37,201,978    34,844,686
					   ============== ============


See notes to condensed consolidated financial statements.


                                            VERTEX INTERACTIVE INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
						      FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
                                                         (UNAUDITED)
							                                                  Additional
                                                 Preferred Stock         Common Stock       Paid-In
                                                 ---------------       -----------------
                                                 Shares     Amount     Shares     Amount    Capital
                                                 ------     ------     ------     ------   -----------

Balance September 30, 2002                     1,358,849  $ 13,589  37,201,978  $186,011 $154,979,295

Net loss(A)
Change in unrealized foreign
     exchange translation gains/losses(A)                                   -         -

Comprehensive income (loss)
                                              ----------  --------  ----------  --------  -------------
Balance December 31, 2002                      1,358,849  $ 13,589  37,201,978  $186,011 $154,979,295
                                              ==========  ========  ==========  ======== ============


See notes to condensed consolidated financial statements.

                                               6

                                       VERTEX INTERACTIVE INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
						FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
							     (UNAUDITED)
                                               (CONTINUED)

                                                              Accumulated
                                                                Other
                                                Accumulated  Comprehensive   Treasury
                                                  Deficit        Loss          Stock       Total
                                                ------------ -------------- --------- -------------
Balance September 30, 2002                      $(180,681,702) $(1,265,478) $ (67,240) $(26,835,525)

Net loss(A)                         		     (960,090)                             (960,090)
Change in unrealized foreign
     exchange translation gains/losses(A)                         (413,373)                (413,373)            -

                                                -------------- ------------  --------- -------------
Balance December 31, 2002                       $(181,641,792) $(1,678,851) $ (67,240) $(28,208,988)
                                                ============== ============ ========== =============

(A) other comprehensive loss for the three months ended December 31, 2002 totaled $1,373,463.

See notes to condensed consolidated financial statements.

                         VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
						  (UNAUDITED)

                                                    For the Three Months Ended December,
                                                    -----------------------------------
                                                         2002                2001
                                                    -----------------    --------------
Cash Flows from Operating Activities:
------------------------------------
Net Loss                                                   ($960,090)       ($6,091,210)
Adjustments to reconcile net loss to
net cash used for operating activities:
Depreciation and amortization                                 71,659            473,639
Non cash interest expense                                        -            1,168,885
Amortization of deferred compensation costs                      -               67,073
Changes in assets and liabilities:
Accounts receivable, net                                     217,731          1,625,604
Inventories, net                                             137,129             72,606
Prepaid expenses and other current assets                    (17,321)           228,829
Other assets                                                  36,692           (210,073)
Accounts payable                                             (25,825)        (1,810,557)
Accrued expenses and other liabilities                       123,265             81,377
Advances from customers                                     (343,547)            (5,273)
Deferred revenue                                            (308,955)          (617,089)
                                                          -----------        -----------
Net cash used in operating activities                     (1,069,262)        (5,016,187)
                                                          -----------        -----------
Cash Flows from Investing Activities
-------------------------------------
Additions to equipment and improvements                          -             (169,944)
								          -----------        -----------
Cash Flows from Financing Activities:
-------------------------------------
Repayment of loans payable - bank                                -              (12,903)
Repayment of senior credit facility and
  notes payable                                             (145,736)          (357,981)
Repayment of mortgage                                            -              (18,216)
Repayment of capitalized lease obligations                       -              (43,939)
Proceeds from notes and convertible notes payable -
  related parties                                          1,082,931          4,781,000
Proceeds from notes payable                                  250,000                -
Net proceeds from issuance of preferred stock                    -              981,152

                                                          -----------        -----------
Net cash provided by financing activities                  1,187,195          5,329,113
                                                          -----------        -----------
Effect of exchange rate changes on cash                          -              (20,074)
                                                          -----------        -----------
Net increase in Cash and Cash Equivalents                    117,933            122,908

Cash and Cash Equivalents at Beginning of Period              74,016          1,411,222
                                                          -----------        -----------
Cash and Cash Equivalents at End of Period                  $191,949         $1,534,130
                                                          ===========        ===========


See notes to condensed consolidated financial statements.

            VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         (Unaudited)


1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Background

Vertex Interactive, Inc. ("Vertex" or "we" or "our" or the
"Company") is a global provider of supply chain management ("SCM") technologies, including enterprise software systems and applications, that enable our customers to manage their orders,  inventory  and warehouse needs, consultative services, and software and hardware service  and  maintenance.  We serve our  clients  through  three general product and service lines:
(1) enterprise solutions;  (2) point  solutions;  and,  (3)
service and maintenance for our products and services, including service and maintenance of software and hardware we resell for third parties. Our enterprise solutions include a
suite  of  Java'TM'-architected   software applications,
applications devoted to the AS/400 customer base, as well as a portfolio of "light-directed" systems for inventory, warehouse and distribution center management. Our point solutions provide an array of products and services designed to solve more specific customer needs from managing a mobile field workforce,
mobile   data   collection,   distributed   bar   code   printing
capabilities, compliance labeling applications, automated card devices, software development tools and proprietary software serving SAP R/3 users. We provide a full range of software and hardware support services and maintenance on a 24-hour, 7-days a week, 365-days a year basis, including the provision of wireless and wired planning and implementation services for our customers' facilities.

Recent Developments

As previously reported on Form 8-K which was filed with the Securities and Exchange Commission on August 12, 2003, the Company entered into an asset purchase agreement with Jag Media Holdings, Inc., ("JAG Media") pursuant to which it would sell all of the assets and certain liabilities of XeQute Solutions, Inc. ("XeQute"), the Company's wholly-owned subsidiary, to JAG Media, subject to certain terms and conditions, one of which was closing on or before October 31, 2003 and the Company's ability to arrange $8,000,000 of financing upon terms and conditions satisfactory to JAG Media, XeQute and Vertex. On October 31, 2003, the agreement expired by its terms.

There is no assurance (i) that an amendment extending the closing date (or a waiver thereof) will be entered into by the parties to permit consummation of the agreement, or (ii) if such amendment or waiver is provided, that the conditions to the proposed transaction with JAG Media will be met, or (iii) if such conditions are met, that the transaction will be consummated.

Going Concern

Based upon our substantial working capital deficiency of approximately $28,700,000 at December 31, 2002, our historic rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

The successful implementation of our business plan has required, and will require on a going forward basis, substantial funds to finance (i) continuing operations, (ii) further development of our enterprise software technologies, (iii) settlement of existing liabilities including past due payroll obligations to our employees, officers and directors, and (iv) possible selective acquisitions to achieve the scale we believe will be necessary to remain competitive in the global SCM industry. There can be no assurance that we will be successful in raising the necessary funds.

Outlook

In  light of current improving economic conditions and the
upswing in the economy we may now anticipate reaching the point at which we generate cash in excess of our operating expenses in the quarter ending December 31, 2003, about which there can be no assurance. However, the Company has accrued significant obligations during the past several years and to the extent we cannot settle existing obligations in stock or defer our obligations until we generate sufficient operating cash, we
will require  significant   additional funds to   meet    accrued
non-operating obligations, working capital to fund operating losses, if required, short term debt and related interest, capital expenditures, expenses related to cost-reduction initiatives, and
potential liabilities related   to   litigation claims  and
judgments.

Our   sources  of ongoing liquidity include the cash flows  of
our  operations, potential    new    credit   facilities,  and
potential    additional  equity investments. Consequently,
Vertex   continues to   aggressively   pursue additional  debt
and equity financing, to restructure certain existing debt obligations, reduce its operating expenses, and has structured its overall operations and resources around high margin enterprise products and services. However, in order to remain in business, the Company must raise additional cash in a timely fashion.

The following initiatives have been completed or are in process to raise the required funds, settle liabilities and/or reduce expenses:

(i) In December 2002, Vertex, through XeQute Solutions PLC,
("XeQute PLC"), a wholly owned subsidiary of Vertex, closed a $500,000 Bridge Loan arranged by Charles Street
Securities, Inc. ("CSS") from Midmark Capital ("Midmark"), a company owning shares of Vertex's Preferred and Common stock, and Aryeh Trust. The Bridge Loan was to have been repaid with proceeds from a proposed Private Placement funding (see iii below). The Bridge Loan was for a term of 180 days, which matured on June 9, 2003. The Bridge Loan is secured by a first security interest in all of the assets of XeQute (which is a wholly owned subsidiary of XeQute PLC) and carries an interest rate of 3% per month. The Company has agreed to continue paying interest at the existing rate of 3% per month, with the principal to be repaid when funds became available.

During December 2002, XeQute received an additional $480,000 from Midmark under a Convertible Loan Note. The Convertible
Loan Note would automatically convert into Non-Voting Shares of XeQute PLC, when a minimum subscription of $480,000 of the proposed but now aborted Private Placement had been reached.
The Company is in discussions to renegotiate the terms of this loan.

In addition, as of September 30, 2003, Vertex and XeQute have borrowed a further $1,113,000 from Midmark Capital II, L.P. ("Midmark II") pursuant to a series of demand notes, of which $425,000 was restricted for usage on XeQute obligations. These notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark II under an agreement related to its convertible notes payable (see Note 5).

During October, 2002, Vertex also executed a Grid Note which provides for up to $1,000,000 of availability from Midmark Capital, L.P. This note will be funded by the proceeds, if any, from the sale of any shares of Vertex Common Stock held by Midmark Capital. This note is payable on demand but in any event no later than December 31, 2003, unless extended further, carries interest at the rate of 10% per annum and is secured by the same collateral in which the Company previously granted a security interest to Midmark under an agreement related to its convertible notes payable. In consideration of Midmark providing this facility, the Company agreed to issue warrants to purchase a number of unregistered shares equal to 120% of the number of tradeable shares sold by MidMark to fund such note, at a purchase price per share equal to 80% of the price per share realized in the sale of shares to fund the Grid Note.
As of September 30, 2003, the Company had borrowed $77,000 under this arrangement.

(ii) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Upon legal resolution of the approximately $7,700,000 of net liabilities of these remaining European entities, we expect to recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(iii) We are aggressively pursuing additional capital raising initiatives in particular through the formation of XeQute PLC, into which we have an agreement with CSS to raise in conjunction with MidMark Capital, approximately $3,800,000 of new equity. This transaction is no longer going forward. We have conducted extensive negotiations with various sources as a result of which we have a tentative agreement that is subject to certain conditions, for the provision of up to approximately $8,000,000 of new financing by David Sassoon Holdings, Inc. which may be in the form of debt or equity or a combination of both to XeQute.

(iv) We have continued to reduce headcount (to approximately 40 employees in our continuing North American business at September 30, 2003, of whom 14 are currently furloughed until additional funds are raised), consolidate facilities, and generally reduce costs.

(v) Effective July 31, 2003, the Company completed the sale of 10,000,000 shares of its common stock, which had a fair market value at that time of approximately $500,000, to American Marketing Complex, Inc. ("AMC"). Payment for this purchase was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can utilize for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the cash equivalent trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year.

In addition, the Company agreed to loan AMC $150,000 of which $10,000 was delivered at closing; $40,000 was delivered in August 2003; $50,000 was to be delivered by September 10, 2003 and $50,000 was to be delivered by October 10, 2003. The Company did not make the September or October payments. This loan will be repaid exclusively from funds received from the sale of the 10,000,000 shares. The Company is required to register these shares within six months of the closing.

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

While we are continuing our efforts to reduce costs, increase revenues, resolve lawsuits on favorable terms and settle certain liabilities on a non-cash basis there is no assurance that we will achieve these objectives. In addition, we will continue to pursue strategic business combinations and opportunities to raise both debt and equity financing. However, there can be no assurance that we will be able to raise additional financing in the timeframe necessary to meet our immediate cash needs, or if such financing is available, whether the terms or conditions would be acceptable to us.

The financial statements have been prepared on a basis that contemplates Vertex's continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments, with the exception of the provision to reduce the carrying values of the assets of the subsidiaries in liquidation to their estimated net realizable value, relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If Vertex fails to raise capital when needed, the lack of capital will have a material adverse effect on Vertex's business, operating results, and financial condition.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended September 30, 2002.

2. Sales or Divestitures of Non-Core Businesses

The Company developed and initiated a plan in the quarter ended June 30, 2002 that resulted in the sale or divestiture of assets or closings of businesses that were not part of the Company's current strategic plan or had not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Accordingly, the net assets and liabilities of these businesses are classified as Liabilities Associated with Subsidiaries in Liquidation in the accompanying September 30, 2002 and December 31, 2002 balance sheets. While the Company expects the liquidation process to take from 12 to 18 months from December 31, 2002, significant variations may occur based on the complexity of each entity and requirements of the respective country.

Liabilities associated with subsidiaries in liquidation are generally carried at their contractual or historical amounts. The ultimate amounts required to settle these retained liabilities will differ from estimates, based on contractual negotiations, and the outcome of certain legal actions and liquidation proceedings.

The following is a summary of net assets and liabilities associated with subsidiaries in liquidation as of December 31, 2002:

     Cash                             $   491,207
     Receivables, net                   1,022,890
     Inventories, net                     550,598
     Accounts payable                  (2,743,830)
     Accrued liabilities               (4,659,819)
     Deferred revenue                  (1,074,166)
     Loans payable - banks               (971,145)
     Other liabilities                   (324,873)
                                       -----------
     Net liabilities associated with
       subsidiaries in liquidation    $(7,709,138)
                                       ===========

The results of these businesses' operations are not segregated from other businesses in the accompanying statements of operations as they are not considered distinct segments or discontinued operations.

3. INVENTORIES

Inventories consist of the following:

                                       December 31,  September 30
                                            2002         2002
                                       ------------  ------------
  Raw materials                          $756,015      $713,295
  Work in process                          48,213        66,414
  Finished goods and parts                      0       161,648
                                       ------------  ------------
                                         $804,228      $941,357
                                       ============  ============

4. Senior Credit Facility

In December, 2002, the Company settled the remaining balance
($145,736 outstanding as of September 30, 2002) under the Laurus Senior Credit Facility and terminated the agreement.

5. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Midmark Capital L.P. is a shareholder of the Company and certain Midmark Capital L.P. Managing Directors have served as directors of the Company. On June 19, 2001 and subsequently amended in November 2001 and again in January 2002, the Company issued in the aggregate $5,500,000 of convertible notes payable to Midmark Capital L.P., Midmark Capital II L.P., and certain individuals related to these two entities (collectively
"Midmark Capital"). These notes were to automatically convert into shares of Vertex common stock on the day that the Company obtained the requisite shareholder approval for the issuance of shares to Midmark Capital. In the event that shareholder approval was not obtained by September 30, 2003, the principal amount plus any accrued interest (at the prime rate) would become immediately due and payable. The notes were to convert, subject to future events, into (i) Vertex common stock at a future market price no higher than $1.31 per share or (ii) 5,500 shares of Series "C" Preferred Stock, which were convertible into 6,545,000 common shares at $0.84 per share. The Company was required to register the underlying common shares. In the event of a shareholder rejection, or prepayment prior to shareholder approval, the interest rate on the notes would have increased retroactively to 14%.

In March 2002, the Company agreed to amend the agreement related to the $5,500,000 of convertible notes payable issued in June 2001.
The amendment removed both the requirement for shareholder approval and the automatic conversion feature, and set the maturity date for September 30, 2003. Concurrent with the amendment of these notes, Midmark Capital elected to convert approximately
$782,000 of principal and $218,000 of accrued interest into 997 shares of Series "C" preferred stock. The remaining convertible notes payable of $4,718,717 accrued interest at prime and all convertible into Series" "C" preferred shares at a conversion price of $1,000 per share. The Series "C" preferred shares in turn were convertible into shares of common stock at $0.84 per share.

In November  2001, the Company issued $3,000,000 of
10% convertible notes payable, with an original maturity date of September 30, 2003, to Midmark Capital II, LP ("Midmark II") that would have been convertible into 3,000 shares of Vertex Series "C" Preferred Stock at the option of Midmark II on the day that the Company obtained the requisite shareholder approval for the issuance of Series "C" Preferred Stock to Midmark
II. Midmark II could have converted the Series "C" Preferred Shares into 3,570,026 shares of Vertex common stock at $0.84 per share. The Company was required to register the underlying common shares. In the event of a shareholder rejection, or prepayment prior to shareholder approval, the interest rate on the notes would have increased retroactively to 14%.

On August 9, 2002, the remaining balance of the $4,718,717 convertible notes and $1,185,176 of the $3,000,000 convertible notes were fully settled with the sale of the French based advanced planning software business to Midmark.
The remaining $1,814,324 of 10% convertible notes payable at December 31, 2002 are collateralized by all tangible and intangible property of the Company, except that the holders have executed in favor of certain senior lenders a subordination of their right of payment under the Convertible Notes and the priority of any liens on certain assets, primarily accounts receivable.

The conversion rates of all the above Midmark notes are subject to certain antidilution provisions.

During the year ended September 30, 2002, the Company borrowed $2,588,900, and an additional $352,931 during the quarter ended December 31, 2002, from Midmark Capital II L.P. These notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under the long-term convertible notes payable described above.

In December 2002, XeQute received an additional $480,000 from Midmark under a Convertible Loan Note. The Convertible Loan Note would have automatically converted into Non-Voting Shares of XeQute PLC at $0.672 per share when a minimum subscription of $480,000 of a proposed but now aborted Private Placement had been reached. As of December 8, 2003, the Company was in discussions to renegotiate the terms of the outstanding obligations to Midmark.

6. NOTES PAYABLE

The Company had approximately $1,500,000 in promissory notes
payable, bearing  interest  at  8%,  related  to  the   September
2000  acquisition  of Renaissance  Software, Inc., which were originally due on  June  30,  2001.  On August  9,  2001, the
Company renegotiated the  terms  of  these  notes  and  in return for  147,000  shares  of stock  (valued at approximately $162,000), the notes were payable in  two  installments: $250,000 was due on August
15, 2001,   and the  remaining  balance,  plus accrued interest
from June 30, 2001, was due on September 30, 2001. The Company paid the August 15, 2001 installment and, as of December 8, 2003 has not paid the remaining past due balance of approximately $1,230,000.


In October 2000 the Company purchased the assets and business of three former European service and maintenance divisions of Genicom International (collectively referred to as "ESSC") for approximately $2,000,000 in cash at closing and a deferred cash payment of $500,000 that was due on September 1, 2001. The Company paid $125,000 in December 2001 and has not paid the remaining $375,000 balance. At December 31, 2002, 5,357,143 shares of Vertex common stock collateralize the unpaid balance.

In December 2002, Vertex, through XeQute PLC, closed a
$500,000 Bridge Loan arranged by CSS from Midmark Capital and Aryeh Trust. The Bridge Loan is to be repaid with proceeds from a proposed private placement funding. The Bridge Loan matured on June 9, 2003. The Company has agreed to continue paying interest at the original rate of 3% per month, with the principal to be repaid when funds become available. The Bridge Loan is secured by a first security interest in all of the assets of XeQute. The lenders were each granted 60,000 warrants in XeQute PLC at 10 pence per share as part of the consideration for this loan. The interest charge relating to these warrants is not material and was recognized over the term of the Loan.

Upon the receipt of the minimum subscription amount for a Private Placement by XeQute PLC, Midmark has agreed to relinquish its security interest in the assets of XeQute, in exchange for warrants to purchase 250,000 common shares of XeQute PLC which are presently owned by Vertex. Midmark has agreed that it will vote any shares which it may acquire through the exercise of the warrant in accordance with the directions of Vertex. However, it will retain its security interest in the shares of XeQute
PLC owned by Vertex and in all of the assets of Vertex.

Since January 1, 2003 and as of November 30, 2003, Vertex and XeQute have borrowed an additional $770,000 from Midmark Capital II, L.P. pursuant to a series of demand notes, of which $425,000 was restricted for usage on XeQute obligations. These notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under its agreements related to the convertible notes payable.


7. STOCKHOLDERS' EQUITY

During the three months ended December 31, 2002, 119,400 stock options were cancelled, and no options of common stock were exercised.

Preferred Stock

Series "A"

In connection with the Transcape acquisition in February 2001, the Company issued 1,356,852 shares of Series "A" Preferred Stock. The Series "A" Preferred Stock is convertible, at the option of the holder, into common stock on a one-for-one basis. All of the common shares issuable on conversion of the Series "A" Preferred Stock must be registered by the Company.

Series "B"

In October 2001, the Company raised $1,000,000 in cash through the issuance and sale of 1,000 shares of Series "B" Convertible Preferred Stock to Pitney Bowes, with each share of Series "B" Preferred being convertible into 1,190 shares of common stock at a price of $0.84 per share. The Company must register all of the common shares issuable on conversion of the Series "B" Preferred Stock. In connection with this transaction, Pitney Bowes had nominated Michael Monahan to Vertex's Board of Directors. He served as a Director from November 15, 2001 until his resignation on February 21, 2002.

Series "C"

In March 2002, the Company issued 997 shares of Series "C" Convertible Preferred Stock to Midmark Capital upon conversion of approximately $997,000 of convertible notes payable and accrued interest (See Note 6). Each share of Series "C" Preferred is convertible into 1,190 shares of common stock at a price of $0.84 per share. The Company must register all of the common shares issuable on conversion of the Series "C" Preferred Stock.

All of the preferred stockholders are entitled to vote their shares as though such conversion had taken place. In addition, preferred stockholders are not entitled to preferred dividends, but are entitled to their pro rata share of dividends, if any, declared on common stock under the assumption that a conversion to common stock had occurred.

Pursuant to certain acquisition agreements and private placement offerings, the Company is committed to register the common shares issued or issuable pursuant to options issued within specified periods of time. The Company has been unable to register the shares on a timely basis for certain of the transactions. The Company's intention is to file a registration statement as soon as possible. At December 31, 2002, the Company's was obligated to register approximately 8,000,000 shares of outstanding common stock and 1,200,000 shares of common stock underlying options and warrants.


8.  EARNINGS (LOSS) PER SHARE

As further explained in Note 3 in the 10-K, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128), which require the presentation of "basic" earnings (loss) per common share and, if appropriate, "diluted" earnings per common share. Basic earnings (loss) per share is calculated by dividing net income (loss)(there are no dividend requirements on the Company's outstanding Preferred Stock) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of convertible securities, were issued during the period.
For periods in which a net loss occurs, such additional shares would not be included, as their effect would be anti-dilutive.


9.  COMMITMENTS AND CONTINGENCIES

Leases

The Company and its subsidiaries lease office facilities and certain office equipment under operating leases that expire at various dates through 2007.

Rent expense for the three months ended December 31, 2002 and 2001 was approximately $142,000 and $575,000, respectively.

During the year ended September 30, 2002, the Company sold and closed down various businesses. In connection with these dispositions of non-core businesses, the Company abandoned certain facilities and terminated leases at a cost of approximately $1,100,000. As a result of these sales and the accrual of the remaining terminated lease obligations, the minimum lease payments under non-cancellable operating leases, as of December 31, 2002, are approximately $104,000 through May 2003.

In October, 2003 the Company consolidated its offices into one building in South Plainfield, and subleased a portion of its office space in Paramus commencing December 1, 2003, and subleased the remainder of the office space in that building commencing January 1, 2004. The subleases, which have rentals that approximate the original lease rentals, run through May, 2008.

Pending Litigation

We are party to a number of claims, which have been previously disclosed by the Company, and claims by vendors, landlords and other service providers seeking payment of balances owed. Since such amounts have already been recorded in accounts payable or accrued liabilities, these claims are not expected to have a material affect on the stockholders' deficiency of the Company. However, they could lead to involuntary bankruptcy proceedings.

a) On April 16, 2003, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, entitled Bautista v. Vertex Interactive, Inc and Renaissance Software, Inc. The action, which demands $394,000, is brought by a former employee claiming breach of his employment agreement.

b) On June 25, 2003, an action was commenced in the United States District Court, District of New Jersey, entitled CPG International, N.V. vs. Vertex Interactive, Inc. The action, which demands $406,342, alleges the Company's breach of an Asset Sale and Purchase Agreement pursuant to which the Company acquired various assets related to CPG International's Service business.

c) On October 31, 2001, an action was commenced in the United States District Court, Southern District of New York entitled Edgewater Private Equity Fund II, L.P. et al. v. Renaissance Software, Inc. et al. The action, brought against Renaissance Software, Inc., a subsidiary of Vertex, and Vertex, alleged the default by Renaissance Software, Inc. in payment of certain promissory notes in the principal aggregate sum of $1,227,500. Vertex guaranteed the notes. The noteholders demanded $1,227,500, together with interest accruing at the rate of 8% per annum from June 30, 2001. On March 12, 2002, the noteholders were successful in obtaining a judgment against Renaissance Software, Inc. in the aggregate amount of $1,271,407 including interest, late charges and attorneys' fees. However given the Company's current cash position, we have been unable to pay the judgment and have been pursuing non cash alternatives.

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

b) On May 7, 2002 an action was commenced in the Supreme Court of the State of New York, County of New York by Harris
Hoover & Lewis, Inc., ("Harris Hoover") in which Harris Hoover alleged that the Company breeched a financial advisory contract. The claim sought damages in the amount of $250,000. The Company had filed a counter claim alleging breech of contract, breech of fiduciary duty and intentional misrepresentation and sought damages in an amount not less than $2,050,000 plus punitive damages. This matter was dismissed by the New York Supreme
Court on November 26, 2002. The parties dismissed all claims between them and exchanged mutual general releases. No payments were made by either party to the other.

c) As part of the settlement entered into between the Company and three former principals of a company acquired by Vertex in 2000, consent judgments in the amount of approximately
$1,000,000 each were entered against Vertex on July 19, 2002.
The incremental liability has been included in other expense (provision for litigation) for the year ended September 30, 2002. The Company is currently negotiating with the former owners to accept forms of payment other than cash and there can be no assurance that a non-cash settlement will be concluded.
In July 2002, the former owners obtained a court levy upon several of the Company's bank accounts, placing a hold on approximately $70,000 of the Company's funds. The Company, together with its secured lenders, objected to the turnover of these funds, however a turnover order was granted by the court in October 2002.

d) On November 7, 2000, Pierce Procurement Ltd. ("Pierce") brought an action against the Company's subsidiary Renaissance Software, Inc. ("Renaissance"), in the Boone County Circuit Court in Northwestern Illinois. The suit was removed to the United States District Court for the Northern District of Illinois,
Western Division, on February 1, 2001. The claim by Pierce against Renaissance was based upon allegations that Renaissance sold a computer system which did not meet the particular purposes of Pierce and that Renaissance made certain misrepresentations to Pierce with respect to the system. Renaissance denied such claims, and through its insurance carrier defended the action. Renaissance had counterclaimed against Pierce alleging that Pierce had paid only a portion of the contract fee agreed to by the parties. Total damages claimed by Pierce were approximately $1,500,000 plus interest and penalties. Renaissance sought approximately $76,500 on its counterclaim. In December, 2003, the Company, through its insurance carrier, reached a settlement in this matter, which settlement will be paid by the insurance carrier.

Employment Agreements and Other Commitments

The Company has employment agreements with certain key employees, the terms of which expire at various times through 2004. Such agreements provide for minimum salary levels (approximately $690,000 as of December 31, 2002) as well as for incentive bonuses.

10.  SUBSEQUENT EVENTS

a) As a result of its severe cash constraints (see Note 1 - Going Concern section), the Company had fallen as much as two to three months behind in meeting its payroll obligations to its employees subsequent to September 30, 2002. The Company has been meeting its current payroll obligations, and has attempted to pay overdue employee payroll obligations as cash resources become available. However, in a letter dated April 3, 2003 the New Jersey Department of Labor (N.J.D.O.L.) has assessed the Company a penalty of $154,000 for failure to pay payroll on a timely basis. The Company is vigorously appealing this assessment as being counterproductive to actually paying the employees. Company management met with the N.J.D.O.L. on June 23, 2003 and presented a plan to bring payroll current over a four month period (beginning in September 2003 and ending December 2003). The N.J.D.O.L. agreed to consider the Company's plan, together with its request for a reduction in the penalty assessed by N.J.D.O.L. The Company has not yet made any payments toward this proposed plan.

In addition, a number of former employees of a California based division of Vertex had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. The Company had disputed the claims, primarily on the basis of the lack of documentation for hours worked during the period. However in July 2003, these claims were heard by the California DOL and the amounts claimed, together with interest and penalties aggregating approximately $100,000, which remain unpaid, were granted to these former employees.

b) In May 2003 the Company issued 1,000,000 common shares, which had a fair market value of approximately $20,000, to an investment advisor to assist in the Company's fund raising efforts.

c) Effective July 31, 2003, the Company completed the sale of 10,000,000 shares of its common stock, which had a fair market value at that time of approximately $500,000, to American Marketing Complex, Inc. (AMC). Payment for this purchase was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can utilize for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the cash equivalent trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year.

In addition, the Company agreed to loan AMC $150,000 of which $10,000 was delivered at closing; $40,000 was delivered in August 2003; $50,000 was to be delivered by September 10, 2003 and $50,000 was to be delivered by October 10, 2003. The Company did not make the September or October payments. This loan will be repaid exclusively from funds received from the sale of the 10,000,000 shares. The Company is required to register these shares within six months of the closing.

Item 2.   Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief, as well as assumptions made by and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in
Item 1: "Business", included in our Annual Report on Form 10-K for the year ended September 30, 2002. Vertex undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of other unanticipated events.

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2003" and "2002" refer to the three months ended December 31, 2002 and 2001, respectively.

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

Those estimates and judgments that were most critical to the preparation of the financial statements involved the allowance for doubtful accounts, inventory reserves, recoverability of intangible assets and the estimation of the net liabilities associated with subsidiaries in liquidation as further explained in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

Results of Operations

Three months ended December 31, 2002 ("2003") compared to three months ended December 31, 2001 ("2002").

Operating Revenues:

Operating  revenues decreased by approximately  $12  million  (or
90.2%) to $1.3 million in 2002.

Revenues were negatively impacted by the asset sales or disposals of all of the Company's European businesses and certain of its non-core US operations as well as continued weak demand in its key markets; exacerbated by the Company's lack of financial condition.

   Products and Services

   Sales to external customers by the three significant product and service line groupings for the three months ended December 31, 2002 and 2001 (in thousands) are as follows:

                                            December 31
                                   ---------------------------
                                      2002              2001
                                   ----------       ----------
  Point Solutions                    $     0           $ 6,799
  Enterprise Solutions                    83             1,848
  Service and Maintenance              1,199             4,390
                                    --------          --------
                                     $ 1,282           $13,037
                                    ========          ========

There were no Point Solutions products and services revenues as a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Enterprise solutions revenues decreased to $83,000  in  2003 from $1,800,000 in 2002. The decrease was a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Service and maintenance revenues have decreased approximately $3,200,000 from 2002. The decrease was a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Gross Profit:

Gross profit decreased by approximately $3,700,000 (or 85.1%) to $642,000 in 2003. As a percent of operating revenues, gross profit was 50.1% in 2003 as compared to 33.0% in 2002. The gross profit percentage was favorably impacted by a larger percentage of higher margin service and maintenance revenues.

Operating Expenses:

Selling and administrative expenses decreased $5,600,000 (or 80.2%) to $1,400,000 in 2003. During 2002 we continued various cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses.

Research and development expenses ("R&D") decreased approximately $1,500,000 (or 100%) from 2002. As a result of the slow economy and our cost cutting efforts, we suspended R&D, focusing our technical resources on maintenance services.

The decrease in the amortization of intangibles to $29,000 in 2003, as compared to approximately $200,000 in 2002, is the direct result of two factors: (i) the write-off of intangible assets in the fourth quarter of fiscal 2001, based on an assessment of the fair market value of these assets as of September 30, 2001; and (ii) the adoption of SFAS 142 as of October 1, 2001, which substantially reduced the intangibles that are to be amortized in the future. These intangibles were being amortized over their estimated lives ranging from 2 to 25 years.

Interest expense decreased by approximately $1,300,000 to $164,000 in 2003. This decrease is due to decreased working capital borrowings at the end of fiscal 2001, carrying through in fiscal 2002.

The income tax provision (credit) is negligible in both years due primarily to operating losses.

Liquidity and Capital Resources

The successful implementation of our business plan has required, and will require on a going forward basis, substantial funds to finance (i) continuing operations, (ii) further development of our enterprise software technologies, (iii) settlement of existing liabilities including past due payroll obligations to its employees, officers and directors, and (iv) possible selective acquisitions to achieve the scale we believe will be necessary to remain competitive in the global SCM industry. There can be no assurance that we will be successful in raising the necessary funds.

Outlook

In light of current improving economic conditions and the upswing in the economy, we may now anticipate reaching the point at which we generate cash in excess of our operating expenses in the quarter ending December 31, 2003, about which there can be no assurance. However, the Company has accrued significant obligations during the past several years and to the extent we cannot settle existing obligations in stock or defer our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, working capital to fund operating losses, short term debt and related interest, capital expenditures, expenses related to cost-reduction initiatives, and potential liabilities related to litigation claims and judgments.

Our   sources  of ongoing liquidity include the cash flows  of
our  operations, potential    new    credit   facilities,  and
potential    additional  equity investments. Consequently,
Vertex   continues to   aggressively   pursue additional  debt
and equity financing, to restructure certain existing debt obligations, reduce its operating expenses, and has structured its overall operations and resources around high margin enterprise products and services. However, in order to remain in business, the Company must raise additional cash in a timely fashion.

The following initiatives have been completed or are in process to raise the required funds, settle liabilities and/or reduce expenses:

(i) In December 2002, Vertex, through its wholly-owned subsidiary XeQute Solutions PLC, closed a $500,000 Bridge Loan arranged by Charles Street Securities, Inc. ("CSS") from Midmark Capital (a shareholder of the Company)and Aryeh Trust. The Bridge Loan was to have been repaid with proceeds from a proposed Private Placement funding (see iii below). The Bridge Loan was for a term of 180 days, which matured on June 9, 2003. The Bridge Loan is secured by a first security interest in all of the assets of XeQute and carries an interest rate of 3% per month. The Company has agreed to continue paying interest at the existing rate of 3% per month, with the principal to be repaid when funds become available.

XeQute received an additional $480,000 from Midmark under a Convertible Loan Note. The Convertible Loan Note would automatically convert into Non-Voting Shares of XeQute Solutions PLC when a minimum subscription of $480,000 of the proposed but now aborted Private Placement had been reached. The Company is in discussions to renegotiate the terms of this loan.

In addition, as of September 30, 2003, Vertex and XeQute have borrowed a further $1,113,000 from Midmark Capital II, L.P. pursuant to a series of demand notes, of which $425,000 was restricted for usage on XeQute obligations. These notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under an aggreement related to its convertible notes payable.

Vertex also executed a Grid Note which provides for up to $1,000,000 of availability from Midmark Capital, L.P. This note will be funded by the proceeds, if any, from the sale of any shares of Vertex Common Stock held by Midmark Capital. This note is payable on demand but in any event no later than December 31, 2003 unless extended further, carries interest at the rate of 10% per annum and is secured by the same collateral in which the Company previously granted a security interest to Midmark under its convertible notes payable. In consideration of Midmark providing this facility, the Company agreed to issue warrants to purchase a number of unregistered shares equal to 120% of the number of tradeable shares sold by MidMark to fund such note, at a purchase price per share equal to 80% of the price per share realized in the sale of shares to fund the Grid Note. As of September 30, 2003, the Company had borrowed $77,000 under this arrangement.

(ii) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France-previously ICS France) and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Upon legal resolution of the $7.3 million of net liabilities of these remaining European entities, we expect to recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(iii) We are aggressively pursuing additional capital raising initiatives in particular through the formation of XeQute Solutions PLC, into which we have an agreement with CSS to raise in conjunction with Midmark Capital, approximately $3.8 million of new equity. This transaction is no longer going forward. We have conducted extensive negotiations with various sources as a result of which we have a tentative agreement that is subject to certain conditions for the provision of up to $8 million of new financing by Davis Sassoon Holdings, Inc. which may be in the form of debt or equity or a combination of both to XeQute.

(iv) We have continued to reduce headcount (to approximately 40 employees in our continuing North American business at September 30, 2003, of whom 14 are currently furloughed until additional funds are raised), consolidate facilities, and generally reduce costs.

(v) Effective July 31, 2003, the Company completed the sale of 10,000,000 shares of its common stock, which had a fair market value at that time of approximately $500,000, to American Marketing Complex, Inc. ("AMC"). Payment for this purchase was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can utilize for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the cash equivalent trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year.

In addition, the Company agreed to loan AMC $150,000 of which $10,000 was delivered at closing; $40,000 was delivered in August 2003; $50,000 was to be delivered by September 10, 2003 and $50,000 was to be delivered by October 10, 2003. The Company did not make the September or October payments. This loan will be repaid exclusively from funds received from the sale of the 10,000,000 shares. The Company is required to register these shares within six months of the closing.

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

The financial statements have been prepared on a basis that contemplates Vertex's continuation as a going concern and the
realization  of  assets and liquidation  of   liabilities   in
the ordinary course of business. The financial statements do not include any adjustments, with the exception of the provision to reduce the carrying values of the assets of the subsidiaries in liquidation to their estimated net realizable
value, relating  to the   recoverability  and
classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If Vertex fails to raise capital when needed, the lack of capital will have a material adverse effect on Vertex's business, operating results, and financial condition.

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

The Company's short-term debt bears interest at variable rates, as do certain of the convertible notes payable; therefore, the Company's results of operations would only be affected by interest rate changes to this debt outstanding. An immediate
10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

Item 4. Controls and Procedures

As of the end of the period covered by this report, a preliminary evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon the Company's disclosure as to material weaknesses in internal controls as reflected in its 8-K filed April 16, 2002, the disclosure referenced in Part II, Item 9 of its Annual Report on Form 10-K for the year ended September 30, 2002, the lateness of this filing, and its preliminary evaluation, the Chief Executive Officer and Chief Financial Officer concluded that given additional procedures performed, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing, and reporting of information required to be disclosed by us in the reports that we file or submit under the Exchange Act, but our disclosure controls and procedures were ineffective, in all material respects, with respect to completing the recording, processing, summarizing, and reporting of information, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act given the resources available to the Company.

In November 2003, as part of the Company's ongoing efforts to tighten internal controls and to streamline and improve the timelines of reporting, the Company consolidated four separate financial reporting systems onto a single financial reporting system at XeQute. As a result, the Company has reduced the manual consolidation procedures, involving four disparate financial reporting systems, providing a significant improvement in internal financial procedures and controls.

Going forward financial reporting and controls at the XeQute level will be fully automated. As the system is refined and improved, the Company expects to experience continued improvement in the effectiveness of its internal financial procedures and controls.

VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

Part II     Other Information

Item 1.     Legal Proceedings

Pending Litigation

a) On April 16, 2003, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, entitled Bautista v.
Vertex Interactive, Inc and Renaissance Software, Inc. The action, which demands $394,000, is brought by a former employee claiming breach of his employment agreement.

b) On June 25, 2003, an action was commenced in the United States District Court, District of New Jersey, entitled CPG International, N.V. v. Vertex Interactive, Inc. The action, which demands $406,342.47, alleges the Company's breach of an Asset Sale and Purchase Agreement pursuant to which the Company acquired various assets related to CPG International's Service business.

c) On October 31, 2001, an action was commenced in the United States District Court, Southern District of New York entitled Edgewater Private Equity Fund II, L.P. et al. v. Renaissance Software, Inc. et al. The action, brought against Renaissance Software, Inc., a subsidiary of Vertex, and Vertex, alleged the default by Renaissance Software, Inc. in payment of certain promissory notes in the principal aggregate sum of $1,227,500. Vertex guaranteed the notes. The noteholders demanded $1,227,500, together with interest accruing at the rate of 8% per annum from June 30, 2001. On March 12, 2002, the noteholders were successful in obtaining a judgment against Renaissance Software, Inc. in the aggregate amount of $1,271,407 including interest, late charges and attorneys' fees. However given the Company's current cash position, we have been unable to pay the judgment and have been pursuing non cash alternatives.

d) We are also party to a number of claims by vendors, landlords and other service providers seeking payment of balances owed. Since such amounts are already recorded in accounts payable or accrued liabilities, these claims are not expected to have a material affect on the stockholders' deficiency of the Company. However, they could lead to involuntary bankruptcy procedures.

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

c) As part of the settlement entered into between the Company and three former principals of a company acquired by Vertex in 2000, consent judgments in the amount of approximately $1,000,000 each were entered against Vertex on July 19, 2002. The incremental liability has been included in other expense (provision for litigation) for the year ended September 30, 2002. The Company is currently negotiating with the former owners to accept forms of payment other than cash and there can be no assurance that a non-cash settlement will be concluded. In July 2002, the former owners obtained a court levy upon several of the Company's bank accounts, placing a hold on approximately $70,000 of the Company's funds. The Company, together with its secured lenders, objected to the turnover of these funds, however a turnover order was granted by the court in October 2002.

d) On November 7, 2000, Pierce Procurement Ltd. ("Pierce") brought an action against the Company's subsidiary Renaissance Software, Inc. ("Renaissance"), in the Boone County Circuit Court in Northwestern Illinois. The suit was removed to the United States District Court for the Northern District of Illinois,
Western Division, on February 1, 2001. The claim by Pierce against Renaissance was based upon allegations that Renaissance sold a computer system which did not meet the particular purposes of Pierce and that Renaissance made certain misrepresentations to Pierce with respect to the system. Renaissance denied such claims, and through its insurance carrier defended the action. Renaissance had counterclaimed against Pierce alleging that Pierce had paid only a portion of the contract fee agreed to by the parties. Total damages claimed by Pierce were approximately $1,500,000 plus interest and penalties. Renaissance sought approximately $76,500 on its counterclaim. In December, 2003, the company, through its insurance carrier, reached a settlement in this matter, which settlement will be paid by the insurance carrier.

Item 2.Changes in Securities and Use of Proceeds

None.

Item 4. Submission of Matters to a Vote of Security Holders

None this quarter

Item 6. Exhibits and Reports on Form 8-K

       (a) The following exhibits are included herein:

            31.1	Certification of Chief Executive Officer
			Pursuant to Section 302 of the Sarbanes-Oxley
			Act of 2002

		32.1	Certification Pursuant to 18 U.S.C. Section 1350,
			As Adopted Pursuant to Section 906 of the
			Sarbanes-Oxley Act of 2002

       (b) The following Reports on Form 8-K were filed during the period:

          Form 8-K dated October 1, 2002, filed October 2, 2002 Certification of CEO and CFO pursuant to 18 U.S. C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 with regard to the Company's 10Q for period ending June 30, 2002, filed on October 2, 2002.

          Form 8-K dated November 15, 2002, filed December 5,
          2002, settlement and dismissal of claims relating to Applied Tactical Systems and Harris Hoover and
          Lewis LLC

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VERTEX INTERACTIVE, INC
                                    Registrant
                                    By:  /s/ Nicholas R. Toms
                                         Nicholas R. Toms
                                         Chief Executive Officer


December 31, 2003