Form 10-Q
period 2003-03-31
VERTEX INTERACTIVE INC
filed 2004-01-09
CIK 779681

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                         ______________

                            Form 10-Q
                         ______________

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For quarter ended March 31, 2003

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

Yes _____ No __X___

Common stock, par value $.005 per share: 48,201,978 shares outstanding as of November 30, 2003.

Preferred stock, Series "A", par value $.01 per share: 1,356,852 shares outstanding as of November 30, 2003.

Preferred stock, Series "B", par value $.01 per share: 1,000 shares outstanding as of November 30, 2003.

Preferred stock, Series "C", par value $.01 per share: 997 shares outstanding as of November 30, 2003.

            VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                            FORM 10-Q


                        March 31, 2003

                              INDEX

                                                               Page
PART I.    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets                3 - 4
          March 31, 2003 and September 30, 2002

          Condensed Consolidated Statements of Operations        5
          For the three and six months ended March 31, 2003 and 2002

          Condensed Consolidated Statement of Changes in         6
          Stockholders' Deficiency For the six months ended March 31, 2003

          Condensed Consolidated Statements of Cash Flows        7
          For the six months ended March 31, 2003 and 2002

          Notes to the Condensed Consolidated Financial
          Statements                                             8

Item 2.   Management's Discussion and Analysis Of               23
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About        29
          Market Risk

Item 4.   Controls and Procedures                               29

PART II.       OTHER INFORMATION

Item 1.    Legal Proceedings                                    30

Item 2.    Changes in Securities and Use of Proceeds            32

Item 4.    Submission of Matters to a Vote of Security          32
           Holders

Item 6.    Exhibits and Reports on Form 8-K                     32

          VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

                            ASSETS

                                                                 March 31,   September 30,
                                                                   2003           2002
                                                                (Unaudited)
                                                               ------------  -------------
CURRENT ASSETS:
Cash and cash equivalents                                      $    146,198  $     74,016
Accounts receivable, less allowance for doubtful accounts
of $924,957 and $929,030 at March 31, 2003 and
September 30, 2002                                                  509,095       936,246
Inventories, net                                                    779,802       941,357
Prepaid expenses and other current assets                           203,195       263,260
                                                               ------------   -----------

Total current assets                                              1,638,290     2,214,879


Equipment and improvements, net of depreciation and
amortization of $1,280,655 at March 31, 2003 and
$1,200,546 at September 30, 2002                                    106,965       187,074

Capitalized software, net of amortization of $173,634
at March 31, 2003 and $115,756 at September 30, 2002                173,635       231,513
Other assets                                                        130,273       166,965
                                                               ------------  ------------
Total assets                                                   $  2,049,163  $  2,800,431
                                                               ============  ============


See notes to condensed consolidated financial statements.

                                            3

          VERTEX  INTERACTIVE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS


           LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                 March 31,   September 30,
                                                                   2003          2002
                                                              -------------  -------------
                                                               (Unaudited)
LIABILITIES:
Senior credit facility                                         $        -    $    145,736
Notes payable                                                     1,852,500     1,602,500
Notes payable - related parties                                   3,316,831     2,588,900
Convertible notes payable - related parties                       2,294,324     1,814,324
Accounts payable                                                  4,546,544     4,429,065
Liabilities associated with subsidiaries in liquidation           7,930,002     7,263,694
Payroll and related benefits accrual                              2,084,869     2,074,902
Litigation related accruals                                       4,037,510     4,122,123
Other accrued expenses and liabilities                            4,394,694     3,933,725
Advances from customers                                                   0       343,547
Deferred revenue                                                    885,496     1,317,440
                                                               -------------  -----------

Total liabilities                                                31,342,770    29,635,956
                                                               -------------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Series A preferred stock, par value $.01 per share; 2,000,000 shares authorized, 1,356,852 shares issued and outstanding
($10,000,000 aggregate liquidation preference)                       13,569        13,569
Series B preferred stock, par value $0.01 per share;
1,000 shares authorized, 1,000 shares issued and outstanding
($1,000,000 aggregate liquidation preference)                            10            10
Series C preferred stock, par value $0.01 per share;
10,000 shares authorized, 997 shares issued and outstanding
($997,000 aggregate liquidation preference)                              10            10
Common stock, par value $.005 per share; 75,000,000 shares
authorized; 37,201,978 shares issued and outstanding                186,011       186,011

Additional paid-in capital                                      154,979,295   154,979,295
Accumulated deficit                                            (182,505,547) (180,681,702)
Accumulated other comprehensive loss                             (1,899,715)   (1,265,478)

Less: Treasury stock, 87,712 shares of common stock (at cost)       (67,240)      (67,240)
                                                               ------------- -------------
Total stockholders' deficiency                                  (29,293,607)  (26,835,525)
                                                               ------------- -------------

Total liabilities and stockholders' deficiency                 $  2,049,163  $  2,800,431
                                                               ============= =============


See notes to condensed consolidated financial statements.

                     VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
						(Unaudited)

                      For the Three Months Ended March 31, For the Six Months Ended March 31,
                       ----------------------------------   ---------------------------------
                               2003            2002              2003           2002
                         -------------- ----------------     -----------   ------------
REVENUES                     $1,174,553   $11,466,099        $2,456,689    $24,502,743

COST OF SALES                   529,473     7,304,972         1,169,456     16,042,839
                          -------------- ------------       ------------   -----------

GROSS PROFIT                    645,080     4,161,127         1,287,233      8,459,904
                          -------------- ------------       ------------   -----------
OPERATING EXPENSES:

Selling and administrative    1,244,092     7,134,430         2,603,819     14,161,992
Research and development              0     1,533,477                 0      2,998,745
Depreciation and amortization
of intangibles                   66,328       407,827           137,987        881,466

                          -------------- ------------       ------------   -----------
Total operating expenses      1,310,420     9,075,734         2,741,806     18,042,203
                          -------------- ------------       ------------   -----------
OPERATING LOSS                 (665,340)   (4,914,607)       (1,454,573)    (9,582,299)
                          -------------- ------------       ------------   -----------
OTHER INCOME (EXPENSES):
Interest income                   2,703        30,154             3,903         65,981
Interest expense               (203,328)     (465,807)         (368,073)    (1,967,597)
Other                             2,210    (4,925,975)           (5,102)    (4,883,530)
                           --------------  -----------      ------------   -----------
Other income (expense), net    (198,415)   (5,361,628)         (369,272)    (6,785,146)
                           --------------  -----------      ------------   -----------
NET LOSS                    $  (863,755) $(10,276,235)      $(1,823,845)  $(16,367,445)
                           ============== ============      ============   ===========
Net loss per share of
Common Stock:

        Basic and diluted        ($.02)        ($.29)             ($.05)        ($.47)
                           ============== ============     =============   ===========
Weighted Average Number of
Shares Outstanding:

        Basic and diluted     37,201,978    35,086,676       37,201,978     34,964,351
                           ============== ============      ============   ===========


See notes to condensed consolidated financial statements.


                                            VERTEX INTERACTIVE INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
						      FOR THE SIX MONTHS ENDED MARCH 31, 2003
                                                         (UNAUDITED)
                                                                                           Additional
                                                 Preferred Stock         Common Stock       Paid-In
                                                 ---------------       -----------------
                                                 Shares     Amount     Shares     Amount    Capital
                                                 ------     ------     ------     ------   -----------

Balance September 30, 2002                     1,358,849  $ 13,589  37,201,978  $186,011 $154,979,295

Net loss(A)
Change in unrealized foreign
     exchange translation gains/losses(A)                                   -         -

Comprehensive income (loss)
                                              ----------  --------  ----------  -------- ------------
Balance March 31, 2003                         1,358,849  $ 13,589  37,201,978  $186,011 $154,979,295
                                              ==========  ========  ==========  ======== ============


See notes to condensed consolidated financial statements.

                                               6

                                       VERTEX INTERACTIVE INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
						FOR THE SIX MONTHS ENDED MARCH 31, 2003
							     (UNAUDITED)
                                               (CONTINUED)

                                                              Accumulated
                                                                Other
                                                Accumulated  Comprehensive   Treasury
                                                  Deficit        Loss          Stock       Total
                                                ------------ -------------- --------- -------------
Balance September 30, 2002                      $(180,681,702) $(1,265,478) $ (67,240) $(26,835,525)

Net loss(A)                                        (1,823,845)                           (1,823,845)
Change in unrealized foreign
     exchange translation gains/losses(A)                         (634,237)                (634,237)

                                                -------------- ------------  --------- -------------
Balance March 31, 2003                          $(182,505,547) $(1,899,715) $ (67,240) $(29,293,607)
                                                ============== ============ ========== =============

(A) Other comprehensive loss for the three and six months ended March 31, 2003 totaled $1,179,587 and $2,458,082, respectively.

See notes to condensed consolidated financial statements.

                         VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
						  (UNAUDITED)

                                                      For the Six Months Ended March 31,
                                                    -----------------------------------
                                                         2003                2002
                                                    -----------------    --------------
Cash Flows from Operating Activities:
------------------------------------
Net Loss                                                 ($1,823,845)      ($16,367,445)
Adjustments to reconcile net loss to
net cash used for operating activities:
Depreciation and amortization                                137,987            881,466
Net loss on disposal of assets                                   -            3,964,703
Non cash interest expense                                        -            1,168,885
Amortization of deferred compensation costs                      -              134,148
Changes in assets and liabilities:
Accounts receivable, net                                     427,151          1,671,480
Inventories, net                                             161,555            152,430
Prepaid expenses and other current assets                     60,065           (197,029)
Other assets                                                  36,692            881,933
Accounts payable                                             117,479           (368,115)
Accrued expenses and other liabilities                       418,394          1,025,480
Advances from customers                                     (343,547)           224,463
Deferred revenue                                            (431,944)           528,991
                                                          -----------        -----------
Net cash used in operating activities                     (1,240,013)        (6,298,610)
                                                          -----------        -----------
Cash Flows from Investing Activities
-------------------------------------
Additions to equipment and improvements                          -             (162,458)
                                                          -----------        -----------
Cash Flows from Financing Activities:
-------------------------------------
Repayment of loans payable - bank                                -             (233,349)
Repayment of senior credit facility and
  notes payable                                             (145,736)          (625,113)
Repayment of mortgage                                            -              (37,058)
Repayment of capitalized lease obligations                       -              (88,922)
Proceeds from notes and convertible notes payable -
  related parties                                          1,207,931          6,716,000
Proceeds from notes payable                                  250,000
Net proceeds from issuance of preferred stock                    -              961,152

                                                          -----------        -----------
Net cash provided by financing activities                  1,312,195          6,692,710
                                                          -----------        -----------
Effect of exchange rate changes on cash                          -              (44,177)
                                                          -----------        -----------
Net increase in Cash and Cash Equivalents                     72,182            187,465

Cash and Cash Equivalents at Beginning of Period              74,016          1,411,222
                                                          -----------        -----------
Cash and Cash Equivalents at End of Period                  $146,198         $1,598,687
                                                          ===========        ===========


See notes to condensed consolidated financial statements.

            VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         (Unaudited)


1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Background

Vertex Interactive, Inc. ("Vertex" or "we" or "our" or the
"Company") is a global provider of supply chain management ("SCM") technologies, including enterprise software systems and applications, that enable our customers to manage their orders,  inventory  and warehouse needs, consultative services, and software and hardware service  and  maintenance.  We serve our  clients  through  three general product and service lines:
(1) enterprise solutions;  (2) point  solutions;  and  (3)
service and maintenance for our products and services, including service and maintenance of software and hardware we resell for third parties. Our enterprise solutions include a
suite  of  Java'TM'-architected   software applications,
applications devoted to the AS/400 customer base, as well as a portfolio of "light-directed" systems for inventory, warehouse and distribution center management. Our point solutions provide an array of products and services designed to solve more specific customer needs from managing a mobile field workforce,
mobile   data   collection,   distributed   bar   code   printing
capabilities, compliance labeling applications, automated card devices, software development tools and proprietary software serving SAP R/3 users. We provide a full range of software and hardware support services and maintenance on a 24-hour, 7-days a week, 365-days a year basis, including the provision of wireless and wired planning and implementation services for our customers' facilities.

Recent Developments

As previously reported on Form 8-K which was filed with the Securities and Exchange Commission on August 12, 2003, the Company entered into an asset purchase agreement with Jag Media Holdings, Inc. ("JAG Media") pursuant to which it would sell all of the assets and certain liabilities of XeQute Solutions, Inc. ("XeQute"), the Company's wholly-owned subsidiary, to JAG Media, subject to certain terms and conditions, one of which was closing on or before October 31, 2003 and the Company's ability to arrange $8,000,000 of financing upon terms and conditions satisfactory to JAG Media, XeQute and Vertex. On October 31, 2003, the agreement expired by its terms.

There is no assurance (i) that an amendment extending the closing date (or a waiver thereof) will be entered into by the parties to permit consummation of the agreement, or (ii) if such amendment or waiver is provided, that the conditions to the proposed transaction with JAG Media will be met, or (iii) if such conditions are met, that the transaction will be consummated.

Going Concern

Based upon our substantial working capital deficiency of approximately $29,700,000 at March 31, 2003, our historic rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

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

Outlook

In  light of current improving economic conditions and the
upswing in the economy we may now anticipate reaching the point at which we generate cash in excess of our operating expenses in the quarter ending March 31, 2004, about which there can be no assurance. However, the Company has accrued significant obligations during the past several years and to the extent we cannot settle existing obligations in stock or defer our obligations until we generate sufficient operating cash, we
will require  significant   additional funds to   meet    accrued
non-operating obligations, working capital to fund operating losses, if required, short term debt and related interest, capital expenditures, expenses related to cost-reduction initiatives, and
potential liabilities related   to   litigation claims  and
judgments.

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

The following initiatives have been completed or are in process to raise the required funds, settle liabilities and/or reduce expenses:

(i) In December 2002, Vertex, through XeQute Solutions PLC, ("XeQute PLC"), a wholly owned subsidiary of Vertex, closed a $500,000 Bridge Loan arranged by Charles Street Securities, Inc. ("CSS") from Midmark Capital L.P. and
Aryeh Trust. The Bridge Loan was to have been repaid with proceeds from a proposed Private Placement funding (see iii below). The Bridge Loan was for a term of 180 days, which matured on June 9, 2003. The Bridge Loan is secured by a first security interest in all of the assets of XeQute (which is a wholly owned subsidiary of XeQute PLC) and carries an interest rate of 3% per month. The Company has agreed to continue paying interest at the existing rate of 3% per month, with the principal to be repaid when funds became available. Midmark
Capital L.P. is a shareholder of the Company.  Midmark Capital
L.P. and its affiliate, Midmark Capital II, L.P., and certain individuals related to these two entities, are referred to collectively as "Midmark".

During December 2002, XeQute received an additional $480,000 from Midmark under a Convertible Loan Note. The Convertible
Loan Note would automatically convert into Non-Voting Shares of XeQute PLC, when a minimum subscription of $480,000 of the proposed but now aborted Private Placement had been reached.
The Company is in discussions to renegotiate the terms of this loan.

In addition, as of December 29, 2003, Vertex and XeQute have borrowed a further $1,113,000 from Midmark pursuant to a series of demand notes, of which $425,000 was restricted for usage on XeQute obligations. These notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under an agreement related to its convertible notes payable (see Note 5).

During October, 2002, Vertex also executed a Grid Note which provides for up to $1,000,000 of availability from Midmark, This note will be funded by the proceeds, if any, from the sale of any shares of Vertex Common Stock held by Midmark.
This note is payable on demand, carries interest at the rate of 10% per annum and is secured by the same collateral in which the Company previously granted a security interest to Midmark under an agreement related to its convertible notes payable. In consideration of Midmark providing this facility, the Company agreed to issue warrants to purchase a number of unregistered shares equal to 120% of the number of tradeable shares sold by Midmark to fund such note, at a purchase price per share equal to 80% of the price per share realized in the sale of shares to fund the Grid Note. As of December 29, 2003, the Company had borrowed $77,000 under this arrangement.

(ii) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Upon legal resolution of the approximately $7,900,000 of net liabilities of these remaining European entities, we expect to recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(iii) We are aggressively pursuing additional capital raising initiatives in particular through the formation of XeQute
PLC, which had an agreement with CSS to raise, in conjunction with Midmark, approximately $3,800,000 of new equity. This transaction is no longer going forward. We have conducted extensive negotiations with various sources as a result of which we have a tentative agreement that is subject to certain conditions, for the provision of up to approximately $8,000,000 of new financing by David Sassoon Holdings, Inc. which may be in the form of debt or equity or a combination of both to XeQute.

(iv) We have continued to reduce headcount (to approximately 30 employees in our continuing North American business at December 29, 2003, of whom 5 are currently furloughed until additional funds are raised), consolidate facilities, and generally reduce costs.

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

(vi) We are seeking to settle certain of our current liabilities through non-cash transactions. Vertex is negotiating with vendors to settle balances at substantial discounts, including through the use of the cash equivalent trade credits set forth in (v) above. In addition, we are negotiating to settle certain notes payable and approximately $4,000,000 of litigation accruals at a discount or with the issuance of shares of either Vertex or XeQute.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

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

2. Sales or Divestitures of Non-Core Businesses

The Company developed and initiated a plan in the quarter ended June 30, 2002 that resulted in the sale or divestiture of assets or closings of businesses that were not part of the Company's current strategic plan or had not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets. After being unsuccessful in attempting to sell its five remaining European operations
(Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Accordingly, the net assets and liabilities of these businesses are classified as Liabilities Associated with Subsidiaries in Liquidation in the accompanying September 30, 2002 and March 31, 2003 balance sheets. While the Company expects the liquidation process to take an additional 9 to 15 months from March 31, 2003, significant variations may occur based on the complexity of each entity and requirements of the respective country.

Liabilities associated with subsidiaries in liquidation are generally carried at their contractual or historical amounts. The ultimate amounts required to settle these retained liabilities will differ from estimates, based on contractual negotiations, and the outcome of certain legal actions and liquidation proceedings.

The following is a summary of net assets and liabilities associated with subsidiaries in liquidation as of March 31, 2003:

     Cash                             $   490,269
     Receivables, net                   1,058,651
     Inventories, net                     572,391
     Accounts payable                  (2,790,046)
     Accrued liabilities               (4,817,620)
     Deferred revenue                  (1,115,348)
     Loans payable - banks             (1,009,583)
     Other liabilities                   (318,716)
                                       -----------
     Net liabilities associated with
       subsidiaries in liquidation    $(7,930,002)
                                       ===========

The results of these businesses' operations are not segregated from other businesses in the accompanying statements of operations as they are not considered distinct segments or discontinued operations.

3. INVENTORIES

Inventories consist of the following:

                                         March 31,  September 30,
                                            2003         2002
                                       ------------  ------------
  Raw materials                          $731,589      $713,295
  Work in process                          48,213        66,414
  Finished goods and parts                      0       161,648
                                       ------------  ------------
                                         $779,802      $941,357
                                       ============  ============

4. Senior Credit Facility

In December, 2002, the Company settled the remaining balance
($145,736 outstanding as of September 30, 2002) under the Laurus Senior Credit Facility and terminated the agreement.

5. NOTES AND CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Midmark is a shareholder of the Company and certain
Midmark Managing Directors have served as directors of the Company. On June 19, 2001 and subsequently amended in November 2001 and again in January 2002, the Company issued in the aggregate $5,500,000 of convertible notes payable to Midmark. These notes were to automatically convert into shares of Vertex common stock on the day that the Company obtained the requisite shareholder approval for the issuance of shares to Midmark. In the event that shareholder approval was not obtained by September 30, 2003, the principal amount plus any accrued interest (at the prime rate) would become immediately due and payable. The notes were to convert, subject to future events, into (i) Vertex common stock at a future market price no higher than $1.31 per share or (ii) 5,500 shares of Series "C" Preferred Stock, which were convertible into 6,545,000 common shares at $0.84 per share. The Company was required to register the underlying common shares. In the event of a shareholder rejection, or prepayment prior to shareholder approval, the interest rate on the notes would have increased retroactively to 14%.

In March 2002, the Company agreed to amend the agreement related to $5,500,000 of convertible notes payable issued in June 2001.
The amendment removed both the requirement for shareholder approval and the automatic conversion feature, and set the maturity date for September 30, 2003. Concurrent with the amendment of these notes, Midmark elected to convert approximately $782,000 of principal and $218,000 of accrued interest into 997 shares of Series "C" preferred stock. The remaining convertible notes payable of $4,718,717 accrued interest at prime and are convertible into Series" "C" preferred shares at a conversion price of $1,000 per share. The Series "C" preferred shares in turn were convertible into shares of common stock at $0.84 per share.

In November  2001, the Company issued $3,000,000 of
10% convertible notes payable, with an original maturity date of September 30, 2003, to Midmark that would have been convertible into 3,000 shares of Vertex Series "C" Preferred Stock at the option of Midmark on the day that the Company obtained the requisite shareholder approval for the issuance of Series "C" Preferred Stock to Midmark. Midmark could have converted the Series "C" Preferred Shares into 3,570,026 shares of Vertex common stock at $0.84 per share. The Company was required to register the underlying common shares. In the event of a shareholder rejection, or prepayment prior to shareholder approval, the interest rate on the notes would have increased retroactively to 14%.

On August 9, 2002, the remaining balance of the $4,718,717 convertible notes and $1,185,176 of the $3,000,000 of 10% convertible notes were fully settled with the sale of the French based advanced planning software business to Midmark. The remaining $1,814,324 of past due 10% convertible notes payable at March 31, 2003 are collateralized by all tangible and intangible property of the Company, except that the holders have executed in favor of certain senior lenders a subordination of their right of payment under the Convertible Notes and the priority of any liens on certain assets, primarily accounts receivable.

In December 2002, XeQute received an additional $480,000 from Midmark under a Convertible Loan Note with terms similar to the 10% convertible note payable described above. The Convertible Loan Note would have automatically converted into Non-Voting Shares of XeQute PLC at $0.672 per share when a minimum subscription of $480,000 of a proposed but now aborted Private Placement had been reached.

The conversion rates of all the above Midmark notes are subject to certain antidilution provisions.

The Company borrowed $2,588,900 during the year ended September 30, 2002, and an additional $477,931 during the six months ended
March 31, 2003, from Midmark under nonconvertible notes that are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under the convertible notes payable described above. The Company had an additional $250,000 payable to Midmark at March 31, 2003 under the Bridge Loan described in Note 6.

Since April 1, 2003 and as of December 29, 2003, Vertex and XeQute have borrowed an additional $645,000 from Midmark pursuant to a series of demand notes, of which $425,000 was restricted for usage on XeQute obligations. These nonconvertible notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under its agreements related to the convertible notes payable.

As of December 29, 2003, the Company was in discussions to renegotiate all of the terms of the outstanding obligations to Midmark.

6. NOTES PAYABLE

The Company had approximately $1,500,000 in promissory notes
payable, bearing  interest  at  8%,  related  to  the   September
2000  acquisition  of Renaissance  Software, Inc., which were originally due on  June  30,  2001.  On August  9,  2001, the
Company renegotiated the  terms  of  these  notes  and  in return for  147,000  shares  of stock  (valued at approximately $162,000), the notes were payable in  two  installments: $250,000 was due on August
15, 2001,   and the  remaining  balance,  plus accrued interest
from June 30, 2001, was due on September 30, 2001. The Company paid the August 15, 2001 installment and, as of December 29, 2003 has not paid the remaining past due balance of approximately $1,230,000.

In October 2000 the Company purchased the assets and business of three former European service and maintenance divisions of Genicom International (collectively referred to as "ESSC") for approximately $2,000,000 in cash at closing and a deferred cash payment of $500,000 that was due on September 1, 2001. The Company paid $125,000 in December 2001 and has not paid the remaining $375,000 balance. At March 31, 2003, 5,357,143 shares of Vertex common stock collateralize the unpaid balance.

In December 2002, Vertex, through XeQute PLC, closed a $500,000 Bridge Loan arranged by CSS whereby it borrowed $250,000 from both Midmark and Aryeh Trust. The Bridge Loans are to be repaid with proceeds from a proposed private placement funding. The Bridge Loans matured on June 9, 2003. The Company has agreed to continue paying interest at the original rate of 3% per month, with the principal to be repaid when funds become available. The Bridge
Loans are secured by a first security interest in all of the assets of XeQute. The lenders were each granted 60,000 warrants in XeQute
PLC at 10 pence per share as part of the consideration for this loan. The interest charge relating to these warrants is not material and was recognized over the term of the Loan.

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


7. STOCKHOLDERS' EQUITY

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

Common Stock

During the six months ended March 31, 2003, 1,068,200 stock options were cancelled, and no stock options were exercised.

Pursuant to certain acquisition agreements and private placement offerings, the Company is committed to register the common shares issued or issuable pursuant to options issued within specified periods of time. The Company has been unable to register the shares on a timely basis for certain of the transactions. The Company's intention is to file a registration statement as soon as possible. At March 31, 2003, the Company's was obligated to register approximately 8,000,000 shares of outstanding common stock and 1,200,000 shares of common stock underlying options and warrants.

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

Rent expense for the three and six months ended March 31, 2003 and 2002 was approximately $142,000 and $284,000 and $575,000 and $1,150,000, respectively.

During the year ended September 30, 2002, the Company sold and closed down various businesses. In connection with these dispositions of non-core businesses, the Company abandoned certain facilities and terminated leases at a cost of approximately $1,100,000. As a result of these sales and the accrual of the remaining terminated lease obligations, the minimum lease payments under non-cancellable operating leases, as of March 31, 2003, are approximately $42,000 through May 2003.

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

Employment Agreements and Other Commitments

The Company has employment agreements with certain key employees, the terms of which expire at various times through 2004. Such agreements provide for minimum salary levels
(approximately $690,000 as of March 31, 2003) as well as for incentive bonuses.

Payroll Obligations

As a result of its severe cash constraints (see Note 1 -
Going Concern section), the Company had fallen as much as two to three months behind in meeting its payroll obligations to its employees subsequent to September 30, 2002. The Company has been meeting its current payroll obligations, and has attempted to pay overdue employee payroll obligations as cash resources become available. However, in a letter dated April 3, 2003 the New Jersey Department of Labor (N.J.D.O.L.) has assessed the Company a penalty of $154,000 for failure to pay payroll on a timely basis. The Company is vigorously appealing this assessment as being counterproductive to actually paying the employees. Company management met with the N.J.D.O.L. on June 23, 2003 and presented a plan to bring payroll current over a four month period (beginning in September 2003 and ending December 2003). The N.J.D.O.L. agreed to consider the Company's plan, together with its request for a reduction in the penalty assessed by N.J.D.O.L. As of December 29, 2003 the Company had not yet made any payments toward this proposed plan.

In addition, a number of former employees of a California based division of Vertex had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. The Company had disputed the claims, primarily on the basis of the lack of documentation for hours worked during the period. However in July 2003, these claims were heard by the California DOL and the amounts claimed, together with interest and penalties aggregating approximately $100,000, which remain unpaid as of December 29, 2003, were granted to these former employees.

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

This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2003" and "2002" refer to the three and six months ended March 31, 2003 and 2002, respectively.

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

Results of Operations

Three months ended March 31, 2003 ("2003") compared to the three months ended March 31, 2002 ("2002").

Operating Revenues:

Operating  revenues decreased by approximately  $10,300,000 (or
89.8%) to approximately $1,170,000 in 2003.

Revenues were negatively impacted by the asset sales or disposals of all of the Company's European businesses and certain of its non-core US operations as well as continued weak demand in its key markets; exacerbated by the Company's lack of financial condition.

   Products and Services

   Sales to external customers by the three significant product and service line groupings for the three months ended March 31, 2003 and 2002 (in thousands) are as follows:

                                      2003              2002
                                   ----------       ----------
  Point Solutions                    $     0           $ 4,100
  Enterprise Solutions                    84             2,683
  Service, Maintenance and Other       1,090             4,683
                                    --------          --------
                                     $ 1,174           $11,466
                                    ========          ========

There were no Point Solutions products and services revenues as a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Enterprise solutions revenues decreased to $84,000 in 2003 from $2,683,000 in 2002. The decrease was a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Service, maintenance and other revenues have decreased approximately $3,593,000 from 2002. The decrease was a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Gross Profit:

Gross profit decreased by approximately $3,516,000 (or 84.5%) to $645,000 in 2003. As a percent of operating revenues, gross profit was 54.9% in 2003 as compared to 36.3% in 2002. The gross profit percentage was favorably impacted by a larger percentage of higher margin service and maintenance revenues.

Operating Expenses:

Selling and administrative expenses decreased approximately $5,890,000 (or 82.6%) to $1,244,000 in 2003. During 2002 we
continued various cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses.

Research and development expenses ("R&D") decreased approximately $1,533,000 (or 100%) from 2002. As a result of the slow economy and our cost cutting efforts, we suspended R&D, focusing our technical resources on maintenance services.

The decrease in the amortization of intangibles to $66,000 in 2003, as compared to approximately $408,000 in 2002, is the direct result of two factors: (i) the write-off of intangible assets in the fourth quarter of fiscal 2001, based on an assessment of the fair market value of these assets as of September 30, 2001; and (ii) the adoption of SFAS 142 as of October 1, 2001, which substantially reduced the intangibles that are to be amortized in the future. These intangibles were being amortized over their estimated lives ranging from 2 to 25 years.

Interest expense decreased by approximately $262,000 to $203,000 in 2003. This decrease is due to decreased working capital borrowings at the end of fiscal 2001, carrying through in fiscal 2002.

The income tax provision (credit) is negligible in both years due primarily to operating losses.

Results of Operations

Six months ended March 31, 2003 ("2003") compared to the six months ended March 31, 2002 ("2002").

Operating Revenues:

Operating  revenues decreased by approximately  $22,046,000  (or
90.0%) to approximately $2,457,000 in 2003.

Revenues were negatively impacted by the asset sales or disposals of all of the Company's European businesses and certain of its non-core US operations as well as continued weak demand in its key markets; exacerbated by the Company's lack of financial condition.

   Products and Services

   Sales to external customers by the three significant product and service line groupings for the six months ended March 31, 2003 and 2002 (in thousands) are as follows:

                                      2003              2002
                                   ----------       ----------
  Point Solutions                    $     0           $10,894
  Enterprise Solutions                   434             4,531
  Service, Maintenance And Other       2,023             9,078
                                    --------          --------
                                     $ 2,457          $ 24,503
                                    ========          ========

There were no Point Solutions products and services revenues as a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Enterprise solutions revenues decreased to $434,000 in 2003 from $4,531,000 in 2002. The decrease was a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Service, maintenance and other revenues have decreased approximately $7,055,000 from 2002. The decrease was a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Gross Profit:

Gross profit decreased by approximately $7,173,000 (or 84.8%) to $1,287,000 in 2003. As a percent of operating revenues, gross profit was 52.4% in 2003 as compared to 34.5% in 2002. The gross profit percentage was favorably impacted by a larger percentage of higher margin service and maintenance revenues.

Operating Expenses:

Selling and administrative expenses decreased approximately $11,558,000 (or 81.6%) to $2,604,000 in 2003. During 2002 we
continued various cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses.

Research  and  development expenses decreased approximately
$2,999,000 (or 100%) from 2002. As a result of the slow economy and our cost cutting efforts, we suspended R&D, focusing our technical resources on maintenance services.

The decrease in the amortization of intangibles to $138,000 in 2003, as compared to approximately $881,000 in 2002, is the direct result of two factors: (i) the write-off of intangible assets in the fourth quarter of fiscal 2001, based on an assessment of the fair market value of these assets as of September 30, 2001; and (ii) the adoption of SFAS 142 as of October 1, 2001, which substantially reduced the intangibles that are to be amortized in the future. These intangibles were being amortized over their estimated lives ranging from 2 to 25 years.

Interest expense decreased by approximately $1,600,000 to $368,000 in 2003. This decrease is due to decreased working capital borrowings at the end of fiscal 2001, carrying through in fiscal 2002.

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

Outlook

In light of current improving economic conditions and the upswing in the economy, we may now anticipate reaching the point at which we generate cash in excess of our operating expenses in the quarter ending March 31, 2004, about which there can be no assurance. However, the Company has accrued significant obligations during the past several years and to the extent we cannot settle existing obligations in stock or defer our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, working capital to fund operating losses, short term debt and related interest, capital expenditures, expenses related to cost-reduction initiatives, and potential liabilities related to litigation claims and judgments.

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

The following initiatives have been completed or are in process to raise the required funds, settle liabilities and/or reduce expenses:

(i) In December 2002, Vertex, through its wholly-owned subsidiary XeQute Solutions PLC, closed a $500,000 Bridge Loan arranged by Charles Street Securities, Inc. ("CSS") from Midmark Capital L.P. and Aryeh Trust. The Bridge Loan was to have been repaid with proceeds from a proposed Private Placement funding (see iii below). The Bridge Loan was for a term of 180 days, which matured on June
9, 2003. The Bridge Loan is secured by a first security interest in all of the assets of XeQute and carries an interest rate of 3% per month. The Company has agreed to continue paying interest at the existing rate of 3% per month, with the principal to be repaid when funds become available. Midmark Capital L.P. is a shareholder of the Company. Midmark Capital L.P. and its affiliate, Midmark Capital II, L.P., and certain individuals related to these two entities, are referred to collectively as "Midmark".

XeQute received an additional $480,000 from Midmark under a Convertible Loan Note. The Convertible Loan Note would automatically convert into Non-Voting Shares of XeQute Solutions PLC when a minimum subscription of $480,000 of the proposed but now aborted Private Placement had been reached. The Company is in discussions to renegotiate the terms of this loan.

In addition, as of December 29, 2003, Vertex and XeQute have borrowed a further $1,113,000 from Midmark pursuant to a series of demand notes, of which $425,000 was restricted for usage on XeQute obligations. These notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under an aggreement related to its convertible notes payable.

Vertex also executed a Grid Note which provides for up to $1,000,000 of availability from Midmark. This note will be funded by the proceeds, if any, from the sale of any shares of Vertex Common Stock held by Midmark. This note is payable on demand, carries interest at the rate of 10% per annum and is secured by the same collateral in which the Company previously granted a security interest to Midmark under its convertible notes payable. In consideration of Midmark providing this facility, the Company agreed to issue warrants to purchase a number of unregistered shares equal to 120% of the number of tradeable shares sold by MidMark to fund such note, at a purchase price per share equal to 80% of the price per share realized in the sale of shares to fund the Grid Note. As of December 29, 2003, the Company had borrowed $77,000 under this arrangement.

(ii) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France-previously ICS France) and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Upon legal resolution of the $7.9 million of net liabilities of these remaining European entities, we expect to recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(iii) We are aggressively pursuing additional capital raising initiatives in particular through the formation of XeQute Solutions PLC, which had an agreement with CSS to raise in conjunction with Midmark, approximately $3,800,000 of new equity. This transaction is no longer going forward. We have conducted extensive negotiations with various sources as a result of which we have a tentative agreement that is subject to certain conditions for the provision of up to $8,000,000 of new financing by Davis Sassoon Holdings, Inc. which may be in the form of debt or equity or a combination of both to XeQute.

(iv) We have continued to reduce headcount (to approximately 30 employees in our continuing North American business at December 29, 2003, of whom 5 are currently furloughed until additional funds are raised), consolidate facilities, and generally reduce costs.

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

(vi) We are seeking to settle certain of our current liabilities through non-cash transactions. Vertex is negotiating with vendors to settle balances at substantial discounts, including through the use of the cash equivalent trade credits set forth in (v) above. In addition, we are negotiating to settle certain notes payable and approximately $4,000,000 of litigation accruals at a discount or with the issuance of shares of either Vertex or XeQute.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, a preliminary evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a- 15 of the Securities Exchange Act of 1934. Based upon the Company's disclosure as to material weaknesses in internal controls as reflected in its 8-K filed April 16, 2002, the disclosure referenced in Part II, Item 9 of its Annual Report on Form 10-K for the year ended September 30, 2002, the lateness of this filing, and its preliminary evaluation, the Chief Executive Officer and Chief Financial Officer concluded that given additional procedures performed, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing, and reporting of information required to be disclosed by us in the reports that we file or submit under the Exchange Act, but our disclosure controls and procedures were ineffective, in all material respects, with respect to completing the recording, processing, summarizing, and reporting of information, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act given the resources available to the Company.


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

           None.

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


January 6, 2004