Form 10-Q
period 2003-06-30
VERTEX INTERACTIVE INC
filed 2004-01-13
CIK 779681

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                         ______________

                            Form 10-Q
                         ______________

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For quarter ended June 30, 2003

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

Yes _____ No __X___

Common stock, par value $.005 per share: 48,201,978 shares outstanding as of December 31, 2003.

Preferred stock, Series "A", par value $.01 per share: 1,356,852 shares outstanding as of December 31, 2003.

Preferred stock, Series "B", par value $.01 per share: 1,000 shares outstanding as of December 31, 2003.

Preferred stock, Series "C", par value $.01 per share: 997 shares outstanding as of December 31, 2003.

            VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                            FORM 10-Q

                          June 30, 2003

                              INDEX

                                                               Page
PART I.    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets                3 - 4
          June 30, 2003 and September 30, 2002

          Condensed Consolidated Statements of Operations        5
          For the three and nine months ended
          June 30, 2003 and 2002

          Condensed Consolidated Statement of Changes in         6
          Stockholders' Deficiency For the nine months ended June 30, 2003

          Condensed Consolidated Statements of Cash Flows        7
          For the nine months ended June 30, 2003 and 2002

          Notes to the Condensed Consolidated Financial
          Statements                                             8

Item 2.   Management's Discussion and Analysis Of               23
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About        29
          Market Risk

Item 4.   Controls and Procedures                               29

PART II.       OTHER INFORMATION

Item 1.    Legal Proceedings                                    30

Item 2.    Changes in Securities and Use of Proceeds            32

Item 4.    Submission of Matters to a Vote of Security          32
           Holders

Item 6.    Exhibits and Reports on Form 8-K                     32

          VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

                            ASSETS

                                                                  June 30,   September 30,
                                                                    2003          2002
                                                                (Unaudited)
                                                               ------------  -------------
CURRENT ASSETS:
Cash and cash equivalents                                      $    110,052  $     74,016
Accounts receivable, less allowance for doubtful accounts
of $924,957 and $929,030 at June 30, 2003 and
September 30, 2002                                                  373,822       936,246
Inventories, net                                                    568,502       941,357
Prepaid expenses and other current assets                           174,375       263,260
                                                               ------------   -----------

Total current assets                                              1,226,751     2,214,879


Equipment and improvements, net of depreciation and
amortization of $1,320,062 at June 30, 2003 and
$1,200,546 at September 30, 2002                                     70,339       187,074

Capitalized software, net of amortization of $202,573
at June 30, 2003 and $115,756 at September 30, 2002                 144,695       231,513
Other assets                                                        130,273       166,965
                                                               ------------  ------------
Total assets                                                   $  1,572,058  $  2,800,431
                                                               ============  ============


See notes to condensed consolidated financial statements.

                                            3

          VERTEX  INTERACTIVE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS


           LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                 June 30,    September 30,
                                                                   2003          2002
                                                              -------------  -------------
                                                               (Unaudited)
LIABILITIES:
Senior credit facility                                         $        -    $    145,736
Notes payable                                                     1,852,500     1,602,500
Notes payable - related parties                                   3,741,831     2,588,900
Convertible notes payable - related parties                       2,294,324     1,814,324
Accounts payable                                                  4,535,022     4,429,065
Liabilities associated with subsidiaries in liquidation           8,356,067     7,263,694
Payroll and related benefits accrual                              2,084,869     2,074,902
Litigation related accruals                                       4,067,673     4,122,123
Other accrued expenses and liabilities                            4,595,290     3,933,725
Advances from customers                                                   0       343,547
Deferred revenue                                                    564,225     1,317,440
                                                               -------------  -----------

Total liabilities                                                32,091,801    29,635,956
                                                               -------------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Series A preferred stock, par value $.01 per share; 2,000,000 shares authorized, 1,356,852 shares issued and outstanding
($10,000,000 aggregate liquidation preference)                       13,569        13,569
Series B preferred stock, par value $0.01 per share;
1,000 shares authorized, 1,000 shares issued and outstanding
($1,000,000 aggregate liquidation preference)                            10            10
Series C preferred stock, par value $0.01 per share;
10,000 shares authorized, 997 shares issued and outstanding
($997,000 aggregate liquidation preference)                              10            10
Common stock, par value $.005 per share; 75,000,000 shares
authorized; 38,201,978 shares issued and outstanding                191,011       186,011
Additional paid-in capital                                      155,014,295   154,979,295
Accumulated deficit                                            (183,345,618) (180,681,702)
Accumulated other comprehensive loss                             (2,325,780)   (1,265,478)
Less: Treasury stock, 87,712 shares of common stock (at cost)       (67,240)      (67,240)
                                                               ------------- -------------
Total stockholders' deficiency                                  (30,519,743)  (26,835,525)
                                                               ------------- -------------

Total liabilities and stockholders' deficiency                 $  1,572,058  $  2,800,431
                                                               ============= =============


See notes to condensed consolidated financial statements.

                     VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
						(Unaudited)

                      For the Three Months Ended June 30,  For the Nine Months Ended June 30,
                       ----------------------------------   ---------------------------------
                                   2003          2002              2003           2002
                           -------------- --------------       -----------   ------------
REVENUES                       $1,007,793   $ 9,959,263        $3,464,482    $34,462,006

COST OF SALES                     623,407     6,652,146         1,792,863     22,694,985
                            -------------- ------------       ------------   -----------

GROSS PROFIT                      384,386     3,307,117         1,671,619     11,767,021
                            -------------- ------------       ------------   -----------
OPERATING EXPENSES:

Selling and administrative        909,812     6,008,035         3,513,631     20,170,027
Research and development                0       809,080                 0      3,807,825
Depreciation and amortization
of intangibles                     68,346       288,443           206,333      1,169,909

                            -------------- ------------       ------------   -----------
Total operating expenses          978,158     7,105,558         3,719,964     25,147,761
                            -------------- ------------       ------------   -----------
OPERATING LOSS                   (593,772)   (3,798,441)       (2,048,345)   (13,380,740)
                            -------------- ------------       ------------   -----------
OTHER INCOME (EXPENSES):
Interest income                         0        27,874             3,903         93,855
Interest expense                 (248,005)     (501,190)         (616,078)    (2,468,787)
Provision for litigation claims         0    (3,120,000)                0     (3,120,000)
Loss on sale or liquidation
  of non-core assets                    0    (5,339,932)                0     (9,194,685)
Other                               1,706       263,656            (3,396)      (765,121)
                             --------------  -----------      ------------   -----------
Other income (expense), net      (246,299)   (8,669,592)         (615,571)   (15,454,738)
                             --------------  -----------      ------------   -----------
NET LOSS                       $ (840,071) $(12,468,033)      $(2,663,916)  $(28,835,478)
                             ============== ============      ============   ===========
Net loss per share of
Common Stock:

        Basic and diluted          ($.02)        ($.35)             ($.07)        ($.82)
                             ============== ============       ============  ===========
Weighted Average Number of
Shares Outstanding:

        Basic and diluted       37,663,516   35,754,249        37,355,824     35,227,651
                             ============== ============      ============   ===========


See notes to condensed consolidated financial statements.


                                            VERTEX INTERACTIVE INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
						      FOR THE NINE MONTHS ENDED JUNE 30, 2003
                                                         (UNAUDITED)
                                                                                          Additional
                                                 Preferred Stock         Common Stock       Paid-In
                                                 ---------------       -----------------
                                                 Shares     Amount     Shares     Amount    Capital
                                                 ------     ------     ------     ------   -----------

Balance September 30, 2002                     1,358,849  $ 13,589  37,201,978  $186,011 $154,979,295
Common stock issued for services                                     1,000,000     5,000       35,000
Net loss(A)
Change in unrealized foreign
     exchange translation gains/losses(A)                                   -         -

Comprehensive income (loss)
                                              ----------  --------  ----------  -------- ------------
Balance June 30, 2003                          1,358,849  $ 13,589  38,201,978  $191,011 $155,014,295
                                              ==========  ========  ==========  ======== ============


See notes to condensed consolidated financial statements.

                                               6

                                       VERTEX INTERACTIVE INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
						FOR THE NINE MONTHS ENDED JUNE 30, 2003
							     (UNAUDITED)
                                               (CONTINUED)

                                                              Accumulated
                                                                Other
                                                Accumulated  Comprehensive   Treasury
                                                  Deficit        Loss          Stock       Total
                                                ------------ -------------- --------- -------------
Balance September 30, 2002                      $(180,681,702) $(1,265,478) $ (67,240) $(26,835,525)
Common Stock issued for services                                                             40,000
Net loss(A)                         		   (2,663,916)                           (2,663,916)
Change in unrealized foreign
     exchange translation gains/losses(A)                       (1,060,302)              (1,060,302)            -

                                                -------------- ------------  --------- -------------
Balance June 30, 2003                           $(183,345,618) $(2,325,780) $ (67,240) $(30,519,743)
                                                ============== ============ ========== =============

(A) Comprehensive loss for the three and nine months ended June 30, 2003 totaled $1,266,136, and
$3,724,218 respectively.

See notes to condensed consolidated financial statements.

                         VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
						  (UNAUDITED)

                                                     For the Nine Months Ended June 30,
                                                    -----------------------------------
                                                          2003                2002
                                                    -----------------    --------------
Cash Flows from Operating Activities:
------------------------------------
Net Loss                                                 ($2,663,916)      ($28,835,478)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                                206,333          1,169,909
Net loss on disposal of assets                                   -            9,194,685
Non cash interest expense                                        -            1,168,885
Amortization of deferred compensation costs                      -              180,557
Provision for litigation claims                                  -            3,120,000
Common stock issued for services                              40,000                 -
Changes in assets and liabilities:
Accounts receivable, net                                     562,424          3,495,437
Inventories, net                                             372,855            449,472
Prepaid expenses and other current assets                     88,885            358,447
Other assets                                                  36,692            980,405
Accounts payable                                             105,957           (724,811)
Accrued expenses and other liabilities                       649,153          1,993,947
Advances from customers                                     (343,547)          (136,822)
Deferred revenue                                            (753,215)          (210,228)
                                                          -----------        -----------
Net cash used in operating activities                     (1,698,379)        (7,795,595)
                                                          -----------        -----------
Cash Flows from Investing Activities
-------------------------------------
Additions to equipment and improvements                       (2,780)          (172,458)
Proceeds from sale of assets                                     -            1,241,988
                                                          -----------        -----------
Net cash provided by (used in) investing activities           (2,780)         1,069,530
                                                          -----------        -----------
Cash Flows from Financing Activities:
-------------------------------------
Repayment of senior credit facility and
  notes payable                                             (145,736)        (2,789,702)
Repayment of mortgage                                            -              (49,564)
Repayment of capitalized lease obligations                       -             (127,656)
Proceeds from notes and convertible notes payable -
  related parties                                          1,632,931          8,303,400
Proceeds from notes payable                                  250,000                -
Net proceeds from issuance of preferred stock                    -              961,152
Net proceeds from issuance of common stock                       -               69,016
                                                          -----------        -----------
Net cash provided by financing activities                  1,737,195          6,366,646
                                                          -----------        -----------
Effect of exchange rate changes on cash                          -              134,740
                                                          -----------        -----------
Net increase (decrease) in Cash and Cash Equivalents          36,036           (224,679)

Cash and Cash Equivalents at Beginning of Period              74,016          1,411,222
                                                          -----------        -----------
Cash and Cash Equivalents at End of Period                  $110,052         $1,186,543
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

Going Concern

Based upon our substantial working capital deficiency of approximately $30,520,000 at June 30, 2003, our historic rate of cash consumption, the uncertainty of liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

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

Our sources of ongoing liquidity include the cash flows of our operations, potential new credit facilities, and potential additional equity investments. Consequently,
Vertex continues to aggressively pursue additional debt and equity financing, to restructure certain existing debt obligations and reduce its operating expenses, and it has structured its overall operations and resources around high margin enterprise products and services. However, in order to remain in business, the Company must raise additional cash in a timely fashion.

The following initiatives have been completed or are in process to raise the required funds, settle liabilities and/or reduce expenses:

(i) In December 2002, Vertex, through XeQute Solutions PLC, ("XeQute PLC"), a wholly owned subsidiary of Vertex, closed a $500,000 Bridge Loan arranged by Charles Street Securities, Inc. ("CSS") from Midmark Capital L.P. and
Aryeh Trust. The Bridge Loan was to have been repaid with proceeds from a proposed Private Placement funding (see iii below). The Bridge Loan was for a term of 180 days, ending on June 9, 2003, but it has not been repaid as of January 5, 2004.
The Bridge Loan is secured by a first security interest in all of the assets of XeQute (which is a wholly owned subsidiary of XeQute PLC) and carries an interest rate of 3% per month. The Company has agreed to continue paying interest at the existing rate of 3% per month, with the principal to be repaid when funds became available. Midmark
Capital L.P. is a shareholder of the Company.  Midmark Capital
L.P. and its affiliate, Midmark Capital II, L.P., and certain individuals related to these two entities, are referred to collectively as "Midmark".

During December 2002, XeQute received an additional $480,000 from Midmark under a Convertible Loan Note. The Convertible
Loan Note would have automatically converted into Non-Voting
Shares of XeQute PLC when a minimum subscription of $480,000 of the proposed but now aborted Private Placement had been reached. As of January 5, 2004, the Company was in discussions to renegotiate the terms of this loan. (See Note 5).

In addition, Vertex and XeQute borrowed $1,113,000 from Midmark from October 1, 2002 to January 5, 2004, pursuant to a series of demand notes. A total of $903,000 was borrowed during the nine months ended June 30, 2003, including $425,000 borrowed during the three months ended June 30, 2003 that was restricted for use in connection with XeQute obligations. These notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under an agreement related to its convertible notes payable (see Note 5).

(ii) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Upon legal resolution of approximately $8,400,000 of net liabilities of these remaining European entities recorded as of June 30, 2003, we expect to recognize a non-cash gain (and no significant cash outlay); however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(iii) We are aggressively pursuing additional capital raising initiatives in particular through the formation of XeQute
PLC, which had an agreement with CSS to raise, in conjunction with Midmark, approximately $3,800,000 of new equity. This transaction is no longer going forward. We have conducted extensive negotiations with various sources as a result of which we have a tentative agreement that is subject to certain conditions for the provision of up to approximately $8,000,000 of new financing by David Sassoon Holdings, Inc. which may be in the form of debt or equity or a combination of both to XeQute.

(iv) We have continued to reduce headcount (to approximately 30 employees in our continuing North American business at January 5, 2004 of whom 5 are currently furloughed until additional funds are raised), consolidate facilities, and generally reduce costs.

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

(vi) We are seeking to settle certain of our current liabilities through non-cash transactions. Vertex is negotiating with vendors to settle balances at substantial discounts, including through the use of the cash equivalent trade credits set forth in (v) above. In addition, we are negotiating to settle certain notes payable and approximately $4,100,000 of litigation accruals at a discount or with the issuance of shares of either Vertex or XeQute.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending
September 30, 2003.

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

2. Sales or Divestitures of Non-Core Businesses

The Company developed and initiated a plan in the quarter ended June 30, 2002 that resulted in the sale or divestiture of assets or closings of businesses that were not part of the Company's current strategic plan or had not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Accordingly, the net assets and liabilities of these businesses are classified as Liabilities Associated with Subsidiaries in Liquidation in the accompanying June 30, 2003 and September 30, 2002 balance sheets. While the Company expects the liquidation process to take through at least June 30, 2004, significant variations may occur based on the complexity of each entity and requirements of the respective country.

Liabilities associated with subsidiaries in liquidation are generally carried at their contractual or historical amounts adjusted for changes in foreign currency exchange rates.
The ultimate amounts required to settle these retained liabilities will differ from estimates, based on contractual negotiations, and the outcome of certain legal actions and liquidation proceedings.

The following is a summary of net assets and liabilities associated with subsidiaries in liquidation as of June 30, 2003:

     Cash                             $   505,967
     Receivables, net                   1,124,952
     Inventories, net                     604,004
     Accounts payable                  (2,935,326)
     Accrued liabilities               (5,079,931)
     Deferred revenue                  (1,176,759)
     Loans payable - banks             (1,065,342)
     Other liabilities                   (333,632)
                                       -----------
     Net liabilities associated with
       subsidiaries in liquidation    $(8,356,067)
                                       ===========

The results of these businesses' operations are not segregated from other businesses in the accompanying statements of operations as they are not considered distinct segments or discontinued operations.

During the three months ended June 30, 2002, a provision of approximately $5,300,000 was recorded to reduce the carrying values of the aforementioned net assets to their estimated net realizable values and to record estimated transaction and closing costs.

3. INVENTORIES

Inventories consist of the following:

                                          June 30,  September 30,
                                            2003         2002
                                       ------------  ------------
  Raw materials                          $519,000      $713,295
  Work in process                          49,502        66,414
  Finished goods and parts                      0       161,648
                                       ------------  ------------
                                         $568,502      $941,357
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

In March 2002, the Company agreed to amend the agreement related to $5,500,000 of convertible notes payable issued in June 2001.
The amendment removed both the requirement for shareholder approval and the automatic conversion feature, and set the maturity date for September 30, 2003. Concurrent with the amendment of these notes, Midmark elected to convert approximately $782,000 of principal and $218,000 of accrued interest into 997 shares of Series "C" preferred stock. The remaining convertible notes payable of $4,718,717 accrued interest at prime and were convertible into Series "C" preferred shares at a conversion price of $1,000 per share. The Series "C" preferred shares in turn were convertible into shares of common stock at $0.84 per share.

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

The Company borrowed $2,588,900 during the year ended September 30, 2002, and an additional $903,000 (including $425,000 restricted for usage on XeQute obligations) during the nine months ended
June 30, 2003, from Midmark under nonconvertible notes that are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under the convertible notes payable described above. The Company had an additional $250,000 payable to Midmark at June 30, 2003 under the Bridge Loan described in Note 6.

Since July 1, 2003 and as of January 5, 2004, Vertex and XeQute have borrowed an additional $220,000 from Midmark pursuant to a series of demand notes. These nonconvertible notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under its agreements related to the convertible notes payable.

As of January 5, 2004, the Company was in discussions to renegotiate all of the terms of the outstanding obligations to Midmark.

6. NOTES PAYABLE

The Company had approximately $1,500,000 in promissory notes
payable, bearing  interest  at  8%,  related  to  the   September
2000 acquisition of Renaissance Software, Inc., which were originally due on June 30, 2001. On August 9, 2001, the
Company renegotiated the terms of these notes and in return for 147,000 shares of stock (valued at approximately $162,000), the notes were payable in two installments: $250,000 was due on August 15, 2001, and the remaining balance, plus accrued interest from June 30, 2001, was due on September 30, 2001. The Company paid the August 15, 2001 installment and, as of January 5, 2004 has not paid the remaining past due balance of approximately $1,230,000.

In October 2000 the Company purchased the assets and business of three former European service and maintenance divisions of Genicom International (collectively referred to as "ESSC") for approximately $2,000,000 in cash at closing and a deferred cash payment of $500,000 that was due on September 1, 2001. The Company paid $125,000 in December 2001 and has not paid the remaining $375,000 balance as of January 5, 2004. At June 30, 2003, 9,375,000 shares of Vertex common stock collateralized the unpaid balance.

In December 2002, Vertex, through XeQute PLC, closed a $500,000 Bridge Loan arranged by CSS whereby it borrowed $250,000 from both Midmark and Aryeh Trust. The Bridge Loans are to be repaid with proceeds from a proposed private placement funding. The Bridge Loans matured on June 9, 2003. The Company has agreed to continue paying interest at the original rate of 3% per month, with the principal to be repaid when funds become available. The Bridge
Loans are secured by a first security interest in all of the assets of XeQute. The lenders were each granted 60,000 warrants in XeQute
PLC at 10 pence per share as part of the consideration for this loan. The interest charge relating to these warrants was not material and was recognized over the original term of the Loan.

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

Common Stock

During the nine months ended June 30, 2003, 1,413,267 stock options were cancelled, and no stock options were exercised.

Pursuant to certain acquisition agreements and private placement offerings, the Company is committed to register the common shares issued or issuable pursuant to options issued within specified periods of time. The Company has been unable to register the shares on a timely basis for certain of the transactions. The Company's intention is to file a registration statement as soon as possible. At June 30, 2003, the Company's was obligated to register approximately 8,000,000 shares of outstanding common stock and 1,200,000 shares of common stock underlying options and warrants.

In May 2003 the Company issued 1,000,000 common shares, which had a fair market value of approximately $40,000, to an investment advisor to assist in the Company's fund raising efforts.

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


9.  COMMITMENTS AND CONTINGENCIES

Leases

The Company and its subsidiaries lease office facilities and certain office equipment under operating leases that expire at various dates through 2008.

Rent expense for the three and nine months ended June 30, 2003 and 2002 was approximately $60,000 and $344,000 and $575,000 and $1,725,000, respectively.

During the year ended September 30, 2002, the Company sold and closed down various businesses. In connection with these dispositions of non-core businesses, the Company abandoned certain facilities and terminated leases at a cost of approximately $1,100,000. As a result of these sales and the accrual of the remaining terminated lease obligations, the minimum lease payments under non-cancellable operating leases, (including common area maintenance charges) as of June 30, 2003, are approximately $935,000 through May 2008.

In October 2003, the Company consolidated its offices into one building in South Plainfield, and subleased a portion of its office space in Paramus commencing December 1, 2003. The sublease, which requires rental payments that approximate the Company's required rental payments, expires in May 2008. The Company was able to cancel the remaining portion of the Paramus lease effective January 1, 2004.

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

Employment Agreements and Other Commitments

The Company has employment agreements with certain key employees, the terms of which expire at various times through 2004. Such agreements provide for minimum salary levels
(approximately $690,000 as of June 30, 2003) as well as for incentive bonuses.

PAYROLL OBLIGATIONS

As a result of its severe cash constraints (see Note 1 -
Going Concern section), the Company had fallen as much as two to three months behind in meeting its payroll obligations to its employees subsequent to September 30, 2002. The Company has been meeting its current payroll obligations, and has attempted to pay overdue employee payroll obligations as cash resources become available. However, in a letter dated April 3, 2003 the New Jersey Department of Labor (N.J.D.O.L.) has assessed the Company a penalty of $154,000 for failure to pay payroll on a timely basis. The Company is vigorously appealing this assessment as being counterproductive to actually paying the employees. Company management met with the N.J.D.O.L. on June 23, 2003 and presented a plan to bring payroll current over a four month period (beginning in September 2003 and ending December 2003). The N.J.D.O.L. agreed to consider the Company's plan, together with its request for a reduction in the penalty assessed by N.J.D.O.L. As of January 5, 2004, the Company has made some minimal payments toward this proposed plan.

In addition, a number of former employees of a California based division of Vertex had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. The Company had disputed the claims, primarily on the basis of the lack of documentation for hours worked during the period. However in July 2003, these claims were heard by the California DOL and the amounts claimed, together with interest and penalties aggregating approximately $100,000 which remain unpaid as of January 5, 2004, were granted to these former employees.

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

This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2003" and "2002" refer to the three and nine months ended June 30, 2003 and 2002, respectively.

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

Results of Operations

Three months ended June 30, 2003 ("2003") compared to the three months ended June 30, 2002 ("2002").

Operating Revenues:

Operating  revenues decreased by approximately $8,951,000 (or
89.9%) to approximately $1,008,000 in 2003.

Revenues were negatively impacted by the asset sales or disposals of all of the Company's European businesses and certain of its non-core US operations as well as continued weak demand in its key markets; exacerbated by the Company's lack of financial condition.

   Products and Services

   Sales to external customers by the three significant product and service line groupings for the three months ended June 30, 2003 and 2002 (in thousands) are as follows:

                                      2003              2002
                                   ----------       ----------
  Point Solutions                    $     0           $ 3,934
  Enterprise Solutions                   454             1,899
  Service, Maintenance and Other         554             4,126
                                    --------          --------
                                     $ 1,008           $ 9,959
                                    ========          ========

There were no Point Solutions products and services revenues as a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Enterprise solutions revenues decreased to $454,000 in 2003 from $1,899,000 in 2002. The decrease was a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Service, maintenance and other revenues have decreased approximately $3,572,000 from 2002. The decrease was a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Gross Profit:

Gross profit decreased by approximately $2,923,000 (or 88.4%) to $384,000 in 2003. As a percent of operating revenues, gross profit was 38.1% in 2003 as compared to 33.2% in 2002. The gross profit percentage was favorably impacted by a larger percentage of higher margin service and maintenance revenues.

Operating Expenses:

Selling and administrative expenses decreased approximately $5,098,000 (or 84.9%) to $910,000 in 2003. During 2002 we
continued various cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses.

Research and development expenses ("R&D") decreased approximately $809,000 (or 100%) from 2002. As a result of the slow economy and our cost cutting efforts, we suspended R&D, focusing our technical resources on maintenance services.

The decrease in the amortization of intangibles to $68,000 in 2003, as compared to approximately $288,000 in 2002, is the direct result of two factors: (i) the write-off of intangible assets in the fourth quarter of fiscal 2001, based on an assessment of the fair market value of these assets as of September 30, 2001; and (ii) the adoption of SFAS 142 as of October 1, 2001, which substantially reduced the intangibles that are to be amortized in the future. These intangibles were being amortized over their estimated lives ranging from 2 to 25 years.

Interest expense decreased by approximately $253,000 to $248,000 in 2003. This decrease is due to decreased working capital borrowings at the end of fiscal 2001, carrying through in fiscal 2002.

During 2002, other expenses also included an increase in our litigation accrual of approximately $3,100,000 as a result of the various legal matters disclosed elsewhere in this report on Form 10-Q and a charge of $5,300,000 resulting from writing down our assets being liquidated to their net realizable value.

The income tax provision (credit) is negligible in both years due primarily to operating losses.

Results of Operations

Nine months ended June 30, 2003 ("2003") compared to the nine months ended June 30, 2002 ("2002").

Operating Revenues:

Operating  revenues decreased by approximately $30,998,000  (or
90.0%) to approximately $3,465,000 in 2003.

Revenues were negatively impacted by the asset sales or disposals of all of the Company's European businesses and certain of its non-core US operations as well as continued weak demand in its key markets; exacerbated by the Company's lack of financial condition.

   Products and Services

   Sales to external customers by the three significant product and service line groupings for the nine months ended June 30, 2003 and 2002 (in thousands) are as follows:

                                      2003              2002
                                   ----------       ----------
  Point Solutions                    $     0           $14,827
  Enterprise Solutions                   889             6,430
  Service, Maintenance And Other       2,576            13,205
                                    --------          --------
                                     $ 3,465          $ 34,462
                                    ========          ========

There were no Point Solutions products and services revenues as a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Enterprise solutions revenues decreased to $889,000 in 2003 from $6,430,000 in 2002. The decrease was a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Service, maintenance and other revenues have decreased approximately $10,629,000 from 2002. The decrease was a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Gross Profit:

Gross profit decreased by approximately $10,095,000 (or 85.8%) to $1,672,000 in 2003. As a percent of operating revenues, gross profit was 48.3% in 2003 as compared to 34.1% in 2002. The gross profit percentage was favorably impacted by a larger percentage of higher margin service and maintenance revenues.

Operating Expenses:

Selling and administrative expenses decreased approximately $16,656,000 (or 82.6%) to $3,514,000 in 2003. During 2002 we
continued various cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses.

Research  and  development expenses decreased approximately
$3,808,000 (or 100%) from 2002. As a result of the slow economy and our cost cutting efforts, we suspended R&D, focusing our technical resources on maintenance services.

The decrease in the amortization of intangibles to $206,000 in 2003, as compared to approximately $1,170,000 in 2002, is the direct result of two factors: (i) the write-off of intangible assets in the fourth quarter of fiscal 2001, based on an assessment of the fair market value of these assets as of September 30, 2001; and (ii) the adoption of SFAS 142 as of October 1, 2001, which substantially reduced the intangibles that are to be amortized in the future. These intangibles were being amortized over their estimated lives ranging from 2 to 25 years.

Interest expense decreased by approximately $1,853,000 to $616,000 in 2003. This decrease is due to decreased working capital borrowings at the end of fiscal 2001, carrying through in fiscal 2002.

During 2002, other expenses also includes approximately $12,900,000 as a result of (i) a $3,800,000 loss on the sale of certain assets (ii) an impairment charge of approximately $5,300,000 for the non-core assets being liquidated in Europe (iii) an increase in our litigation accrual of $3,100,000 and (iv) approximately $1,000,000 of acquisition costs being written off relating to an abandoned acquisition.

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

In addition, as of January 5, 2003, Vertex and XeQute have borrowed a further $1,113,000 from Midmark pursuant to a series of demand notes, of which $425,000 was restricted for usage on XeQute obligations. These notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under an aggreement related to its convertible notes payable.

(ii) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France-previously ICS France) and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Upon legal resolution of the $8,400,000 of net liabilities of these remaining European entities, we expect to recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

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

(iv) We have continued to reduce headcount (to approximately 30 employees in our continuing North American business at January 5, 2004, of whom 5 are currently furloughed until additional funds are raised), consolidate facilities, and generally reduce costs.

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


January 12, 2004