Form 10-K
period 2003-09-30
VERTEX INTERACTIVE INC
filed 2004-03-03
CIK 779681

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


             For the Year Ended: September 30, 2003

                             0-15066
                     Commission file number
                    Vertex Interactive, Inc.
       (Exact name of Company as specified in its charter)

               New Jersey                       22-2050350
     (State of incorporation)   (I.R.S. Employer Identification No.)

 3619 Kennedy Road, South Plainfield, NJ           07080
(Address of principal executive offices)         (Zip Code)

Company's telephone number, including area code: (908) 756-2000

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

                           Yes ___  No X

As of March 31, 2003 the aggregate market value of the voting common stock held by non-affiliates of the Company was $744,040 based upon the closing price of the common stock as reported on the "Pink Sheets" on that date. For purposes of this calculation only, Directors, Executive Officers and the principal controlling stockholder of the Registrant are deemed to be affiliates of the Registrant.

As  of  December 31, 2003 the Company had 48,201,978  shares  of
Common Stock outstanding.

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

We   have  achieved  our  current  focused  product  and  service portfolio as a result of various acquisitions over the past four years, with the more recent ones being described in the "Acquisitions" section of Note 2 to the Consolidated Financial Statements and through the sale and/or disposal of certain businesses no longer core to the Company's strategy over the past two years as described in the "Disposals" Section of Note 2 to the Consolidated Financial Statements. Our customers are able to maximize the efficiency of the flow of inventory through their supply chains, by implementing our integrated systems. Our customers use our software to reduce procurement and distribution costs, and manage and control inventory along the supply chain, thereby increasing sales and improving customer satisfaction and loyalty. We also resell third party software and hardware as part of our integrated solutions. We provide service and support for all of our software and systems from established facilities in North America.

We have sold our products and services worldwide, but now operate primarily in North America, through a direct sales force and through strategic reseller alliances with complementary software vendors and consulting organizations. We target customers with a need to manage high volumes of activity along their supply chains from order intake and fulfillment, through inventory, warehouse and distribution center management to the ultimate delivery of goods to end users.

Our total revenues for the fiscal year ended September 30, 2003 were $4,226,000, approximately 100% of which were generated by our North American operations. For the comparable period ended September 30, 2002 we reported $36,135,000 in revenues, approximately 43% of which were generated by our North American operations.

Our  principal  executive offices are located at 3619 Kennedy
Road, South Plainfield, New Jersey and its telephone number is
(908) 756-2000.  The  Company was organized in the State of New
Jersey in November 1974.

Outlook

The successful implementation of our business plan has required, and will require on an ongoing basis, substantial funds to finance (i) continuing operations, (ii) the further development of our enterprise software technologies, (iii) expected future operating losses, (iv) the settlement of existing liabilities, including past due payroll obligations to our employees, officers and directors, and (v) from time to time, selective acquisitions. Assuming we receive the required funding mentioned above, we do not anticipate reaching the point at which we generate cash in excess of our operating expenses until June 2004 at the earliest, about which there can be no assurance. In order to meet future cash flow needs, we are aggressively pursuing additional equity and debt financings including through our enterprise software subsidiary XeQute Solutions, Inc., and continued cost cutting measures. Historically, we have financed these activities through both equity and debt offerings. There can be no assurance that we will continue to be successful in these efforts. As a result there is substantial doubt as to our ability to continue as a going concern. (See Management's Discussion and Analysis, Liquidity and Capital Resources.)

Throughout 2003, the Company experienced continued weakness in its core markets, continued operating losses and a consistent shortfall in working capital. In order to survive in these circumstances, the Company continued its strategy to focus on its core enterprise level products, while continuing to reduce costs.

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

In August 2002, the Company formed a wholly owned subsidiary, XeQute Solutions, Inc., ("XeQute") into which, effective October 1, 2002, the Company transferred all of theassets and certain of the liabilities of its Enterprise Software Division. This action was intended to consolidate all of the enterprise level products and services in one entity, under a single brand, namely XeQute Solutions, to streamline operations, reduce costs, provide a more effective route to market, and also to provide a new platform for hiring. Then in October 2002 the Company entered into an agreement with underwriter Charles Street Securities ("CSS")to raise approximately $3,800,000 of equity into XeQute, on a best efforts basis, in a United Kingdom offering of XeQute Solutions Plc, the parent company of XeQute, under the terms of which the Company would retain control of XeQute. Pending completion of this offering, CSS procured on our behalf a bridge loan in an amount of $500,000; $250,000 equally from the Aryeh Trust and MidMark Capital. MidMark Capital is a shareholder of the Company and certain MidMark Managing Directors have served as directors of the Company. The offering is no longer going forward.
We have conducted extensive negotiations with various sources as a result of which we have a tentative agreement that is subject to certain conditions, for the provision of up to approximately $8,000,000 of new financing by David Sassoon Holdings, Inc. which may be in the form of debt or equity or a combination of both to XeQute.

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

SCM spending falls within the Information Technology industry. Because SCM technologies and services enable enterprises to manage
a  critical  aspect  of   their operations,  namely  the  chain
of supply of components into products to be manufactured, sold and delivered to end customers, the Company believes that, despite some cyclicality that may always characterize investment in software, over the long-term, SCM solutions are likely to remain significant factors in corporate IT budgeting. Management believes that applications and value-added services such as implementation and consulting will play a more significant role in the overall IT investment of companies in our target market, as enterprises increasingly focus on generating the highest return possible on their asset base-the primary focus of SCM technology.

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

AMR Research had forecasted the worldwide SCM industry to reach $21 billion by 2005, a five year compound annual growth rate of approximately 32%. Application software license revenues, which in 2001 comprised an estimated 41% of total SCM industry sales, according to AMR, are forecast to continue to grow at a 29% compound annual growth rate and to reach nearly $8 billion by 2005. Software maintenance, which AMR estimated to generate nearly $1 billion in industry revenues in 2001, is expected to grow at a 36% compound annual growth rate and to reach $3 billion by 2005.

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

An Industry Evolving

Despite billions of dollars of capital investment in new software systems in the decade of the nineties, the benefits of this investment have been achieved more slowly than corporate buyers had expected. As corporate buyers began to return to their technology needs during 2002 and into 2003, after a slowdown in 2001 and early 2002, their approach is a more modest one, seeking affordable solutions targeted at specific problems and whose projected return on investment can be more rigorously assessed.

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

The Business and Products of the Company

The Company is a provider of products designed to meet the emerging opportunity described above. These products principally involve the provision of services and enterprise level software for order fulfillment comprising order management, warehouse and inventory management and distribution management. This market is sometimes referred to as supply chain "execution management" software. The business benefits from an established, revenue-producing suite of proven products which have been sold to a client base consisting principally of Fortune 500 clients in the United States, in the Company's target vertical markets. These vertical markets are pharmaceuticals; consumer packaged goods, third party logistics providers; and bulk food distributors.

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

     eOMS represents one of the largest, new market opportunities for the Company. Every business has a requirement to manage its customers' orders properly. Ideally, the order management system should ensure accurate order entry and timely fulfillment while providing readily available information to customers on progress in meeting their respective orders. Very few existing order management systems provide all of this functionality, or all of this functionality in an easily accessible form. In contrast, eOMS addresses these needs in a single complete package. First, the system allows customers to enter their orders directly through a browser-based solution. This permits customers to not only self enter their orders, but also to track the progress of, and if required change, such orders during the fulfillment process in real time over the internet. Again, being internet based allows for access to, and collaborative trading among, all of the participants in the chain of supply, namely customers, employees and vendors.

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

iSeries WMS

The  original  product developed by  Renaissance  was a
warehouse    management    system,    iWMS,    developed
exclusively  for  use  in  an AS/400  environment.  iWMS
provides    the   stability,   security   and   ease-of-
implementation that AS/400 users have learned to  expect
and   mandate.  iWMS  is  a  well  established,   highly
functional,   warehouse  management  system,   that   is
currently   installed  worldwide   in   a   variety   of
industries including, third part logistics (3PL), pharmaceutical, cosmetic and fragrance, food, office supplies, furniture, fast moving consumer goods among others.

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

The Company's light-directed family of software picking systems was originally developed by our subsidiary, Data
Control Systems. The products offer a design and implementation of state-of-the-art, IT-based solutions that dramatically improve productivity for the order fulfillment and warehouse management functions in manufacturing and distribution companies.

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

The  industry  has recognized the Company's  products  and
services  and  they  were awarded the   "Modern  Materials
Handling" Productivity Achievement Award in 1999  and  the
Vendor of the Year for Merck Pharmaceuticals in 1998.

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

Hundreds of the Company's installations of its  WareRite
Warehouse    Management   Systems    ("WMS"),    PicRite,
TurnRite,   and   PutRite   light-prompt   systems   are
providing   results  in  a  wide  range   of   industries,
including:  pharmaceuticals, cosmetics,  publishing,  mail
order  industries, automotive, electronics, direct selling
associations,  retail  and wholesale  distribution.    The
above  product lines along with the  CartRite  system
have  the  potential  to enhance its  clients'  E-commerce
related     processes.     Customers     include     Merck
Pharmaceutical,  Pfizer, Wyeth, Estee  Lauder,  OfficeMax,
Rite Aid, Braun Electronics ( a wholly owned subsidiary of Gillette) and Dr. Mann Pharma in Germany.

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

For the year ended September 30, 2003, there was no R&D spending as the company suspended R&D to focus its resources on customer support. For the years ended September 30, 2002 and 2001, R&D expense was $4,180,000 (representing 11.6% of revenues), and $7,039,000 (representing 11.9% of revenues), respectively.

The high level of R&D expenditures in 2001 arose out of the need to complete the Java-architected, enterprise level SCM suite.

The  Company's research and development timetable, over the  next
24 months for the eWMS product includes a number of features and enhancements which are budgeted to begin development in mid-2004. However the extent and timing of this development is dependent upon the Company's ability to raise the required funds.

Employees

At September 30, 2003, we had approximately 35 employees, which has been reduced to 30 as of January 15, 2004. With the sale or liquidation of our European operations in 2002, 100% of the remaining employees are in North America. In our North
American operations, approximately 70% are in Installation and Implementation, 10% in Sales and Marketing (including sales support) and the balance in Executive/Administrative.

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

ITEM 2. PROPERTIES

Vertex and its subsidiaries occupy approximately 15,000 square feet of office & warehouse space in a building in South
Plainfield, New Jersey under a lease expiring in April 2008.
In addition, the Company leases approximately 2,000 square feet of office space in Paramus, New Jersey which has been subleased. The Company believes that its current office space and facilities are sufficient to meet its present needs and does not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

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

The following table sets forth, for the periods shown, the high and low sale prices concerning such shares of Common Stock:

                               High      Low
  2002
  First Quarter               $ 1.27     $0.71
  Second Quarter                1.23      0.27
  Third Quarter                 0.40      0.08
  Fourth Quarter                0.14      0.05

  2003
  First Quarter                $0.10      0.04
  Second Quarter                0.06      0.02
  Third Quarter                 0.07      0.01
  Fourth Quarter                0.15      0.04

  2004
  First Quarter                 0.09      0.04


The approximate number of holders of record of the Company's shares of Common Stock as of December 31, 2003 was 440. This number includes numerous brokerage firms that hold such shares in street name. The Company estimates that there are more than 3,000 beneficial shareholders as of December 31, 2003. The Company's shares of Series A Preferred Stock par value $.01 per share are held by one holder of record. The Company's shares of Series B Preferred Stock par value $.01 per share are held by one holder of record. The Company's shares of Series C Preferred Stock par value $.01 per share are held by six holders of record.

The Company has not paid any cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

                    Number of securities to be
                     issued upon exercise of       Weighted average exercise      Number of securities
                       outstanding options,       price of outstanding options,  remaining available for
Plan category          warrants and rights             warrants and rights           future issuance
--------------        ------------------------    -----------------------------   -----------------------
                              (a)                              (b)                          (c)
                      ------------------------    -----------------------------   -----------------------

 Equity compensation
 plans approved by
 security holders              1,828,000                      $3.37                      3,835,032

 Equity compensation
 plans not approved
 by security holders                   0                         0                               0
                              ----------                    --------                    ----------
 Total                         1,828,000                      $3.37                      3,835,032
                              ----------                    --------                    ----------

Recent Sales of Unregistered Securities

We have issued unregistered securities to (a) employees and (b) other individuals and institutional investors. Each such issuance was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, contained in Section 4(2) and/or Regulation D promulgated there under, or Rule 701 promulgated there under on the basis that such transactions did not involve a public offering. When appropriate, we determined
that   the   purchasers  of  securities  described   below   were
sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. At the time of issuance, the certificates evidencing the securities contained legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933 or an exemption from such registration requirements. The following is a summary of transactions were made during the quarter ended September 30, 2003 involving sales and issuances of securities that were not registered under the Securities Act of 1933 at the time of such issuance or transfer:

     Pursuant to a stock agreement, the Company issued 10,000,000 shares of Common Stock pursuant to an agreement with American Marketing Complex. The shares were issued within the meaning of Rule 501 and pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Company should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing on pages beginning on F-1. Also, as discussed in Item 7 and Note 2 to the Consolidated Financial Statements, the Company has completed various acquisitions and disposals in the past four years so the amounts shown in selected financial data are not directly comparable.

                              SUMMARY OF SELECTED FINANCIAL DATA

                                     2003           2002         2001           2000         1999
OPERATIONS FOR THE
YEAR:
Revenues                          $4,226,187   $36,135,217   $59,087,470    $47,769,311  $10,106,332

Income (loss) before
amortization,
impairment of goodwill and
other intangible assets
and in-process
research and
development write-off             (3,534,596)  (25,383,385)  (21,568,546)      (198,157)     333,542

Amortization of intangible assets    115,757       417,162    14,571,510      1,063,775           -
Impairment of goodwill and
other intangible assets(2)               -      18,973,832    78,364,560             -            -
In-process research and
development write-off(1)                 -               -     3,600,000      7,500,000           -
Net loss                          (3,650,353)  (44,774,379) (122,952,102)    (9,412,424)    (160,413)
Basic Net Loss Per Share                (.09)        (1.26)        (3.95)         (0.46)       (0.02)

FINANCIAL POSITION
AT END OF YEAR:
Total Assets                      $1,519,191    $2,800,431   $53,439,283   $110,219,476  $30,348,130
Long-Term Debt                             -             -     7,129,260      1,927,943    1,495,337
Stockholders' Equity
(Deficiency)                     (31,661,190)  (26,835,525)   11,950,527     84,407,725   13,725,628

(1) For fiscal years 2001 and 2000, the in-process research and development write-off is associated with the acquisitions of Transcape assets from Pitney Bowes in February 2001 and the enterprise software applications of Renaissance Software, Inc., effective September 30, 2000, respectively.

(2) In fiscal years 2002 and 2001, the Company wrote down intangible assets (primarily goodwill) to their estimated fair value (See Note 4 to the Consolidated Financial Statements).

ITEM 7.MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  CONSOLIDATED
       FINANCIAL CONDITION AND RESULTS OF OPERATION

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

This discussion and analysis should be read in conjunction with the Selected Financial Data and the audited consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2003", "2002" and "2001" refer to fiscal years ended September 30, 2003, 2002, and 2001, respectively.

Overview

Purchase Acquisitions:

As discussed in Note 2 to the Consolidated Financial Statements, we had completed a number of acquisitions through October 2001, which had substantially expanded our portfolio of products and services, as well as our geographic reach throughout North America and into Europe. The following summary of the more significant purchase acquisitions closed during the last three years is segregated by those first impacting operations in fiscal 2001 ("Fiscal 2001 Acquisitions"), and fiscal 2002 ("Fiscal
2002  Acquisitions"). There were no acquisitions in fiscal 2003.

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

Vertex has accounted for each of these acquisitions using the purchase method of accounting in accordance with APB No. 16 (and SFAS 141 for DynaSys and Euronet). Accordingly, the financial statements include the results of operations from November 1, 2000 for ESSC, from January 1, 2001 for ATS, from February 7, 2001 for Transcape, from February 13, 2001 for Binas, and from October 1, 2001 for DynaSys and Euronet (collectively, the "Purchase Acquisitions").


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

b) We establish reserves for estimated excess or obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. Inventory reserves have increased as a result of the decision to discontinue or significantly reduce certain non-core product lines. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

c) During 2002 and 2001 we have recorded significant impairment charges related to the carrying value of goodwill and other intangibles. In assessing the recoverability of our goodwill and other intangibles, we have made assumptions regarding estimated future cash flows and considered various other factors impacting the fair value of these assets, as more fully described below in the discussions of the results of operations - provision for impairment of goodwill. However, as of September 30, 2003, our only remaining intangible asset, software development costs, will become fully amortized in fiscal 2004.

d) We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future income and the potential changes in the ownership of the Company, which could subject our net operating loss carry forwards to substantial annual limitations, we offset our net deferred tax assets by an equivalent valuation allowance as of September 30, 2003.

e) As described in the Sales or Divestitures of Non-Core Businesses section of Note 2 to the Consolidated Financial Statements we have sought the protection of the respective courts in three European countries, which have agreed to orderly liquidations of five of our European subsidiaries. We have used a liquidation accounting model in the establishment of the net liabilities associated with these entities at September 30, 2003 and 2002. This accounting model required the estimation of the fair value of the assets of these entities. A considerable amount of judgment was used in determining the amount of cash to be recovered through the collection of receivables or the sale of inventory and equipment in a liquidation environment, that will then be available for the respective creditors. If actual market conditions are less favorable than those projected by management, the net assets available for creditors may be less than estimated. However, since the liabilities of these entities remain on our balance sheet at historical values (and exceed the fair value of their net assets by approximately $8,500,000 at September 30, 2003), we expect to recognize a gain upon legal resolution of the liquidations. The amount and timing of such gain is totally dependent upon the decisions to be issued by the respective court appointed liquidators. We received notice that the liquidation of the UK companies, which were under liquidation as of September 30, 2003 and 2002, has been approved and finalized by the UK creditors as of January 5, 2004. Based on such notice, management estimates the Company will reduce net liabilities associated with subsidiaries in liquidation by approximately $1,400,000 and recognize a gain of approximately $1,200,000 in fiscal 2004.

f) Revenue related to software license sales is recorded at the time of shipment provided that (i) no significant vendor obligations remain outstanding at the time of sale; (ii) the collection of the related receivable is deemed probable by management; and (iii) vendor specific objective evidence ("V.S.O.E.") of fair value exists for all significant elements, including post-contract customer support ("PCS") in multiple element arrangements.

g) Where the services relate to arrangements requiring significant production, modification or customization of software, and the service element does not meet the criteria for separate accounting, the entire arrangement, including the software element, revenue is accounted for in conformity with either the percentage-of-completion or completed contract accounting method. Percentage-of-completion generally uses input measures, primarily labor costs, where such measures indicate progress to date and provide a basis to estimate completion.

Results Of Operations

Year  ended  September 30, 2003 ("2003") compared to  year  ended
September 30, 2002 ("2002").

Operating Revenues:

Operating  revenues decreased by approximately  $31,909,000  (or
88.3%) to approximately $4,226,000 in 2003.

Revenues were negatively impacted by the asset sales or disposals of all of the Company's European businesses and certain of its non-core US operations, as well as continued weak demand in its key markets and exacerbated by the Company's lack of financial condition.

   Products and Services

   Sales to external customers by the three significant product and service line groupings for the years ended September 30, 2003 and 2002 (in thousands) are as follows:

                                         September 30
                                   ---------------------------
                                      2003              2002
                                   ----------       ----------
  Point Solutions                    $     0           $15,022
  Enterprise Solutions                   889             6,926
  Service, Maintenance And Other       3,337            14,187
                                    --------          --------
                                     $ 4,226          $ 36,135
                                    ========          ========

There were no Point Solutions products and services revenues as a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, and our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11, in North America.

Enterprise solutions revenues decreased to $889,000 in 2003 from $6,926,000 in 2002. The decrease was a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11, in North America.

Service, maintenance and other revenues have decreased approximately $10,850,000 from 2002. The decrease was a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11, in North America.

Gross Profit:

Gross profit decreased by approximately $10,153,000 (or 82.9%) to $2,087,000 in 2003. As a percent of operating revenues, gross profit was 49.4% in 2003 as compared to 33.9% in 2002. The gross profit percentage was favorably impacted by our emphasis on higher margin service and maintenance revenues.

Operating Expenses:

Selling and administrative expenses decreased approximately $17,861,000 (or 79.4%) to $4,642,000 in 2003. During 2003 we
continued various cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses.

Research and development ("R&D") expenses decreased approximately $4,180,000 (or 100%) from 2002. As a result of the slow economy and our cost cutting efforts, we suspended R&D, focusing our technical resources on maintenance services, until which time additional financing is received.

The decrease in the depreciation and amortization of intangibles to $235,000 in 2003, as compared to approximately $1,237,000 in 2002, is the direct result of the disposal of these assets in 2002.
These intangibles were being amortized over their estimated lives ranging from 2 to 25 years. In 2002, we recorded an impairment charge of approximately $18,974,000.

In 2002, we also made a provision of approximately $1,103,000 relating to various leases we terminated.

As a result of the aforementioned, our operating loss decreased by approximately $32,966,000 to approximately $2,790,000 for fiscal
2003 as compared to approximately $35,756,000 for fiscal 2002.

Interest expense decreased by approximately $2,023,000 to $852,000 in 2003. This decrease is due to decreased working capital borrowings at the end of fiscal 2001, carrying through in fiscal 2002 and liquidating our foreign operations in fiscal 2002. In fiscal 2002, we also recorded a loss on sale or liquidation of our non-core assets of approximately $3,081,000 and an increase in our litigation reserve of approximately $2,654,000 relating to our ongoing litigation (Refer to Item 3 - Legal Proceedings).

The income tax provision (credit) is negligible in both years due primarily to operating losses.


Year  ended  September 30, 2002 ("2002") compared to  year  ended
September 30, 2001 ("2001").

Revenues:
Revenues decreased by approximately $22,952,000 (or 38.8%) to $36,135,000 in 2002.

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
                               =========   ==========

Point   solutions   products  and  services  revenues   decreased
approximately  $13,827,000 to $15,022,000  in  2002  from
$28,849,000  in  2001, primarily as a result of  our  strategy of de-emphasizing lower margin product sales (including the sale or shutdown of various businesses, both in North America and
Europe no longer core to our focus on enterprise level solutions), together with the impact of the downturn in the economy, especially post-September 11, 2001 in both North America and Europe. Sales of our mobile computing products, principally in the U.K., decreased approximately $1,800,000, as revenues in 2001
included two   large  contracts. In addition, our decision to sell
and/or liquidate all of our European operations effective June 30, 2002 (See Note 2 - Disposals) resulted in a decrease of point solutions revenue of approximately $4,400,000 from the same period last year.

Enterprise solutions revenues decreased to $6,926,000  in  2002 from $9,921,000 in 2001. Our light  directed  order fulfillment systems revenues  decreased $5,400,000  in  2002. Sales  of
these  products  have been severely  impacted  by  the general economic slowdown  and the  hesitancy  of  customers  to commit to  large system purchases. We  expect this slowdown to have  a negative  impact  on  the  fiscal  2003  light  directed revenues.
The revenues generated by our eSuite of Java (TM) architected products and services and transportation management systems
acquired   in  2001 were $200,000  lower  than the revenues
generated   last  year.  License revenues continue to be
below expectations, both as a  result  of  delays  in  the
development (now  substantially complete) and roll out of the
eSuite of products and the downturn in the economy. Recognition of license revenues had improved in the fourth quarter of 2001 and the first half of 2002, but were substantially lower in the second half of
2002.   Offsetting  these  decreases,  revenues   increased    by
approximately  $2,600,000  as  a  result  of   the  acquisition
of   advanced   planning and  scheduling  software  in  September
2001,  which,  in turn, was sold in August 2002  (See  Note  2  -
Disposals).

Service  and  maintenance  revenues have decreased  approximately
$6,130,000  from  2001.   European  service  and  maintenance
revenues decreased $2,500,000 in 2002, primarily as a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002 (See Note 2 - Disposals). In addition, our North American service and maintenance revenues decreased approximately $3,600,000 in 2002, resulting primarily from a large $2,200,000 cable installation project in 2001, the reduction in the broadband cabling market due in part to the downturn in the general economy last year and our resulting decision in July 2002 to close down the wireless and cable installation division.

Gross Profit:

Gross profit decreased by approximately $9,261,000 (or 43.1%) to $12,241,000 in 2002. As a percent of operating revenues, gross profit was 33.9% in 2002 as compared to 36.4% in 2001. The gross profit percentage has been unfavorably impacted by the decreased revenue from higher margin software and light directed order fulfillment systems. These decreases, together with our planned reduction of point solution sales have substantially impacted the ability of the Company to cover non variable costs and therefore reduced the gross profit percentage in 2002. In addition, inventory reserves increased approximately $300,000 to provide for discontinued products. Offsetting these decreases, the gross profit percentage was favorably impacted by a higher percentage of professional services revenues and higher product margins generated by the entities acquired during 2002.

Operating Expenses:

Selling and administrative expenses decreased $12,007,000 (or 34.8%) to $22,503,000 in 2002. At the end of 2001 we initiated various cost reduction measures which continued throughout 2002, including a 67% reduction in the number of our North American employees, facilities consolidations, as well as reductions in other expenses such as marketing and advertising, non essential travel and other headcount-related expenses. As a result, we reduced our selling and administrative expenses by approximately $7,000,000 in North America. In addition, prior to the sale and/or liquidation of all of our European operations effective June 30, 2002, we had also reduced headcount by approximately 25% and curtailed non-essential travel and marketing expenses in Europe. These reductions, together with the elimination of all European selling and administration expenses in the fourth quarter, resulted in a reduction of approximately $5,000,000 in 2002. Offsetting these decreases, the 2002 acquisitions accounted for approximately $900,000 of additional selling and administrative expenses.

Research and development expenses have decreased approximately $2,859,000 (or 40.6%) to $4,180,000 in 2002 from $7,039,000 in 2001. In 2001, following our acquisition of the core eSuite functionality in September 2000, we invested substantially in the completion of the eSuite of Java (TM) architected products in order to achieve commercial stability. While on-going research and development continued in 2002, the R&D expenditures related to these products have decreased approximately $1,700,000 from the prior year. Other factors impacting R&D were reductions of approximately $1,500,000 of expenditures incurred in the development of warehouse management products and transportation management systems, with the latter decrease resulting primarily from the disposal of the transportation management system product line in April 2002. Offsetting these decreases, the R&D expenditures on the products acquired with our purchase of
DynaSys increased  R&D   by  approximately $500,000 in 2002.

Toward the end of 2001 and throughout 2002, the Company sought to consolidate its facilities. As a result of this process, we either terminated or negotiated a settlement for the remainder of numerous office leases, resulting in additional operating expenses of $1,100,000 and $300,000 in 2002 and 2001, respectively.

The decreases in depreciation of $400,000 and amortization of $14,154,000 was primarily due to a corresponding decrease in the related asset levels. This was the direct result of two factors:
(i) the write-off of intangible assets in the fourth quarter of fiscal 2001, based on an assessment of the fair value of these assets as of September 30, 2001; and (ii) the adoption of SFAS 142 as of October 1, 2001, which substantially reduced the amount of intangibles that were subject to amortization (See Note 4). These intangibles were being amortized over their estimated lives ranging from 2 to 25 years.

The provision for the impairment of goodwill and other intangibles was $18,974,000 in 2002 and $78,365,000 in 2001.
At September 30, 2002, we assessed the carrying value of our remaining goodwill using the criteria established in SFAS 142.
As a result of the continuing weak market conditions in our industry, our significant operating losses and stockholders' deficit, we determined that the remaining goodwill of approximately $19 million was impaired and it was written off.
At September 30, 2001 we wrote off approximately $78,365,000, as the result of an assessment of the carrying values of our intangible assets recorded in connection with all of our acquisitions. Management undertook this assessment because of the significant negative economic trends impacting our current operations, lower expected future growth rates, a decline in our stock price, and significantly lower valuations for companies within our industry. At the time of our analysis, the net book value of our assets exceeded our market capitalization. Based on our evaluation of these factors, our belief that the decline in market conditions within our industry was significant and permanent, the consideration of all other available evidence, we determined that the fair value of our long-lived assets was less than their carrying value.

In   2001,  as  a  result  of the February  2001  acquisition  of
Transcape,   $3,600,000  of  the purchase  price  was  charged
directly to expense as a write-off of in-process research and development costs, based on a valuation made by an independent valuation firm.

As a result of the aforementioned and primarily due to the impairment charge in 2001, our operating loss decreased by approximately $82,349,000 to approximately $35,756,000 for fiscal 2002 as compared to approximately $118,105,000 for fiscal 2001.

Interest expense increased by approximately $1,840,000 to $2,875,000 in 2002. This increase is due to increased working capital borrowings at the end of fiscal 2001 and early in fiscal 2002, including approximately $9,000,000 of convertible notes payable, $2,500,000 of demand notes payable, and a $2,400,000 senior credit facility. As a result of an imbedded beneficial conversion feature in a convertible note payable, the Company incurred a non-cash interest charge of approximately $1,200,000 in 2002. These increases were offset by the effects of debt conversions, paydowns or settlements of debt.

The provision for litigation amounted to $2,654,000 and $3,100,000 in 2002 and 2001, respectively. These amounts relate to several matters, which arose in 2001 and were settled in 2002, and are described in Note 16 to the Consolidated Financial
Statements.

In 2002, the Company incurred a net loss on sale or liquidation of non-core assets. As more fully described in Note 2 to the Consolidated Financial Statements, this loss is comprised of (1) a $1,200,000 aggregate net gain on the sale of certain non-core product lines and business units and (2) a $4,400,000 loss on companies placed into liquidation during 2002. The net loss on companies in liquidation includes a provision to reduce the net assets to their estimated net realizable values.

The income tax provision is negligible in both years due primarily to operating losses. The income tax provision is comprised primarily of foreign taxes provided on the profit of certain subsidiaries for which no net operating losses are available or where the utilization of the pre-acquisition net operating losses are an adjustment of goodwill.


Liquidity and Capital Resources

Based upon our substantial working capital deficiency ($31,958,000) and stockholders' deficiency ($31,661,000), at
September 30, 2003 our current rate of cash consumption, the uncertainty of liquidity- related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

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

Fiscal 2003:

In fiscal 2003, the continued softness in the enterprise applications software and telecommunications industries continued to have a substantial negative impact on our results of operations. These factors, in combination with our continuing negative operating cash flows, placed significant pressures on our financial condition and liquidity and negatively impacted our operations. Operating activities resulted in cash consumption of $2,154,000 in 2003. During fiscal
2003 we raised approximately $2,254,000 (net of cash transaction costs) through notes payable, and notes and convertible notes payable with related parties and used $146,000 to repay other notes. At
September 30, 2003, the above activities resulted in a net cash balance of $25,000 (a decrease of $49,000).

Outlook

In light of current improving economic conditions and the upswing in the economy we may now anticipate reaching the point at which we generate cash in excess of our operating expenses in the quarter ending June 2004, about which there can be no assurance. However, the Company has accrued significant obligations during the past several years and to the extent we cannot settle existing obligations in stock or defer our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, working capital to fund operating losses, if required, short-term debt and related interest, capital expenditures, expenses related to cost-reduction initiatives, and potential liabilities that could arise from litigation claims and judgments.

Our sources of ongoing liquidity include the cash flows of our operations, potential new credit facilities, and potential additional equity investments. Consequently,
Vertex continues to aggressively pursue additional debt and equity financing, the restructuring of certain existing debt obligations and the reduction of its operating expenses. In addition, Vertex has structured its overall operations and resources around high margin enterprise products and services. However, in order to remain in business, the Company must raise additional cash in a timely fashion.

The following initiatives have been completed or are in process to raise the required funds, settle liabilities and/or reduce expenses:

(i) In December 2002, Vertex, through XeQute Solutions PLC, ("XeQute PLC"), a wholly owned subsidiary of Vertex, closed a $500,000 Bridge Loan arranged by Charles Street Securities, Inc. ("CSS") from Midmark Capital L.P. and
Aryeh Trust. The Bridge Loan was originally for a term of 180 days, ending on June 9, 2003, but it was not repaid as of February 5, 2004. The Bridge Loan is secured by a first security interest in all of the assets of XeQute (which is a wholly owned subsidiary of XeQute PLC) and carries an interest rate of 3% per month. The Company has agreed to continue paying interest at the existing rate of 3% per month, with the principal to be repaid when funds became available. Midmark Capital L.P. is a shareholder of the Company. Midmark Capital L.P. and its affiliate, Midmark Capital II, L.P., and certain individuals related to these two entities, are referred to collectively as "Midmark".

During December 2002, XeQute received an additional $480,000 from Midmark under a Convertible Loan Note. The Convertible
Loan Note would have automatically converted into Non-Voting
Shares of XeQute when a minimum subscription of $480,000 of the proposed but now aborted Private Placement had been reached. As of February 5, 2004, the Company was in discussions to renegotiate the terms of this loan. (See Note 9 to our Financial
Statements).

In addition, Vertex and XeQute borrowed $1,113,000 from Midmark from October 1, 2002 to February 5, 2004, pursuant to a series of demand notes. These notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under an agreement related to its convertible notes payable
(see Note 11 to our Financial Statements).

During October, 2002, Vertex also executed a Grid Note which provides for up to $1,000,000 of availability from Midmark, This note will be funded by the proceeds, if any, from the sale of any shares of Vertex Common Stock held by Midmark.
This note is payable on demand, carries interest at the rate of 10% per annum and is secured by the same collateral in which the Company previously granted a security interest to Midmark under an agreement related to its convertible notes payable. In consideration of Midmark providing this facility, the Company agreed to issue warrants to purchase a number of unregistered shares equal to 120% of the number of tradeable shares sold by Midmark to fund such note, at a purchase price per share equal to 80% of the price per share realized in the sale of shares to fund the Grid Note. As of February 5, 2004, the Company had borrowed $272,000 under this arrangement, of which $144,000 had been borrowed as of September 30, 2003.

(ii) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Upon legal resolution of approximately $8,500,000 of net liabilities of these remaining European entities recorded as of September 30, 2003, we expect to recognize a non-cash gain (and no significant cash outlay); however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators. We received notice that the liquidation of the UK companies, which were under liquidation as of September 30, 2003 and 2002, has been approved and finalized by the UK creditors as of January 5, 2004. Based on such notice, management estimates the Company will reduce net liabilities associated with subsidiaries in liquidation by approximately $1,400,000 and recognize a gain of approximately $1,200,000 in fiscal 2004.

(iii) We are aggressively pursuing additional capital raising initiatives in particular through the formation of XeQute
PLC, which had an agreement with CSS to raise, in conjunction with Midmark, approximately $3,800,000 of new equity. This effort is no longer going forward. We have conducted extensive negotiations with various sources as a result of which we have a tentative agreement that is subject to certain conditions for the provision of up to approximately $8,000,000 of new financing for XeQute by David Sassoon Holdings, Inc. which may be in the form of debt or equity or a combination of both.

(iv) We have continued to reduce headcount (to approximately 34 employees in our continuing North American business at February 5, 2004 of whom 5 are currently furloughed until additional funds are raised), consolidate facilities, and generally reduce costs.

(v) Effective July 31, 2003, the Company completed the sale of 10,000,000 shares of its common stock, which had a fair market value at that time of approximately $400,000, to American Marketing Complex, Inc. ("AMC"). Payment for this purchase was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can utilize for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the cash equivalent trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year.

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

Basis of Presentation:

The financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments, with the exception of the provision to reduce the carrying values of the assets of the subsidiaries in liquidation to their estimated net realizable value, relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If we fail to raise capital when needed, the lack of capital will have a material adverse effect on our business, operating results and financial condition.

Contractual Obligations

The table below summarizes our known contractual obligations, consisting of our debt agreements, our operating lease commitments and our employment agreements, as of September 30, 2003:

                                        Payments due by period
                                  ----------------------------------
                                      Less than    1-3       3-5
                         Total        one year    Years     Years
                         -------------------------------------------
Debt(A)                  $8,259,408  $8,259,408

Operating lease            $843,581    $193,248  $367,875  $282,458

Employment agreements      $665,000    $665,000
                         -------------------------------------------

Total                    $9,767,989  $9,117,656  $367,875  $282,458
                         ===========================================

(A) currently in default or due on demand

New Accounting Pronouncements

For information as to the effects of new accounting pronouncements, see Note 3 to the financial statements below.

ITEM 7A.      QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES   ABOUT
              MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates.

The Company is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S.
dollar   and   currencies  of  the  Company's  subsidiaries in
Europe which are currently in liquidation. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flow of the Company, especially now that all of the European operations have been either sold or placed into liquidation. However, there can be no assurance that a sudden and significant change in the value of European currencies would not have a material adverse effect on the Company's financial condition and results of operations.

The Company's short-term debt bears interest at variable rates; therefore, the Company's results of operations would only be affected by interest rate changes to the short-term debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

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

The reports of Ernst & Young on the Company's consolidated financial statements for the two fiscal years prior to their resignation did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for their report dated January 25, 2002 on the Company's consolidated financial statements as of September 30, 2001, and 2000 and for each of the three years in the period ended September 30, 2001, which contained an explanatory paragraph indicating substantial doubt about the Company's ability to continue as a going concern.

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

b) On May 13, 2002 by unanimous written consent, the Board of Directors of the Company engaged WithumSmith+Brown P.C. as the
Company's  independent  auditors  for  the  fiscal  year   ending
September 30, 2002.  The Company's Audit Committee, approved  and
recommended   to  the  Board  of  Directors,  approval   of   the
appointment of WithumSmith+Brown P.C. based on a recommendation by management and a Proposal to Serve presented to the Company by WithumSmith+Brown P.C. dated May 7, 2002. On September 23, 2003, WithumSmith+Brown P.C. resigned as the Company's independent auditor.

The report of WithumSmith+Brown P.C. on the Company's consolidated financial statements for the fiscal year prior to their resignation contained an explanatory paragraph indicating substantial doubt about the Company's ability to continue as a going concern.

In connection with the audit of the Company's consolidated financial statements for the fiscal year ended
September 30, 2002, there were no disagreements with WithumSmith+Brown P.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of WithumSmith+Brown P.C. would have caused WithumSmith+Brown P.C. to make reference to the matter in their report.

In connection with the audit of the Company's 2002 consolidated financial statements, WithumSmith+Brown P.C. advised the Company and the Audit Committee that material weaknesses existed with regard
to the Company's  financial  accounting  systems,  including   the
financial  reporting and closing process, impacting the Company's
ability  to  timely prepare accurate financial  statements.   The
Company   authorized  WithumSmith+Brown P.C. to  respond fully to the inquiries of any successor auditor concerning this matter.

The Company requested WithumSmith+Brown P.C. to furnish it with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated November 5, 2003 was filed as Exhibit 16 to our Form 8-K filed on November 5, 2003.

c) On October 2, 2003, the registrant engaged J.H. Cohn LLP as its independent public accountants for the Company's fiscal year ending September 30, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

As indicated in Item 9, for the fiscal years 2001 and 2002 the Company and the Audit Committee were advised by our former auditors that material weaknesses existed with regard to the Company's financial accounting systems, including the financial reporting and closing process, impacting the Company's ability to timely prepare accurate financial statements.
As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures with respect to the information generated for use in our reporting system. Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the Commissions' rules and forms.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

                            PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Certain information about directors and officers of the Company is contained in the following table as of September 30, 2003.

                                                            Director
Name of Director       Age      Principal Occupation          Since
-----------------     ----     ----------------------       --------
Hugo H. Biermann       54      Executive Chairman             1999
                               Vertex Interactive, Inc

Nicholas R. H. Toms    55      Chief Executive Officer;       1999
                               Chief Financial Officer,
                               Vertex Interactive, Inc

Otto Leistner          59      Managing & Senior Partner      2000
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

Operation of Board of Directors and Committees

The Board of Directors met 39 times during the fiscal year ended September 30, 2003. Standing committees of the Board include an Audit Committee and a Stock Option/Compensation Committee. The Company does not have a Nominating Committee. During the time in which they were members, all directors attended in excess of 75% of the meetings.

During the year 2003 the Audit Committee was solely comprised of Messr. Leistner, a non-employee director. Pursuant to the Audit Committee Charter, the Committee's primary duties and responsibilities are to 1) serve as an independent and objective party to monitor the Corporation's financial reporting process and internal control system; 2) review and appraise the audit efforts of the Corporation's independent accountants; and
3) provide an open avenue of communication among the independent accountants, financial and senior management and the Board of Directors. Audit Committee Meetings primarily were combined with regular Board Meetings and included full Board participation. There were 4 meetings during the 2003 fiscal year during which Audit Committee agenda items were addressed. All members attended in excess of 75% of the meetings which were held while they were members.

As of September 30, 2003 the Stock Option/Compensation Committee was comprised solely of Messr. Leistner. The Committee's primary functions are to determine remuneration policies applicable to the Company's executive officers and to determine the bases of the compensation of the Chief Executive Officer, including the factors and criteria on which such compensation is to be based. The Committee also administers the Company's
Stock Option Plan.   Stock Option/Compensation  Committee Meetings
primarily  were  combined with   regular   Board   Meetings   and
included   full Board participation. All members attended 100% of
the meetings  which were held while they were members.

Compensation of Directors

During fiscal year 2003, no compensation was received by its non-employee Director, Otto Leistner for services provided due to the financial condition of the Company. With the exception of Messrs. Clevenger (3) and Robinson(3) who are partners in Midmark Associates, which firm was paid a management fee by Vertex (this management fee was discontinued in August 2002), non-employee directors had in fiscal year 2001 received compensation of 15,000 stock options per year for their services as directors. No options were granted to directors in fiscal year 2002 and 2003. The Company reimburses directors for their reasonable out-of-pocket expenses with respect to board meetings and other Company business. Stephen Duff(2), Otto Leistner and George Powch(2) each received 30,000 in-plan non-qualified options on February 6, 2001 at an exercise price of $8.50. Of these options, 15,000 vested immediately for services provided in the year 2000 and 15,000 vested on December 31, 2001 for services provided during 2001. In August, 2001 L. G. Schafran(2) received 15,000 in-plan, non-qualified options at an exercise price of $1.51 which vested on December 31, 2001 for services provided during 2001. Options received by Directors for services provided terminate one year from the date of resignation.

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

EXECUTIVE OFFICERS

In addition to Messrs. Biermann and Toms the following persons were executive officers of Vertex Interactive, Inc. as of September 30, 2003:

        Name            Age              Position

  Mark A. Flint         56         Chief Financial Officer

  Barbara H. Martorano  46         Corporate Secretary


Mark A. Flint joined Vertex in June 2001. From December 2000 to May 2001, he was Chief Financial Officer of Industria Solutions, a Silicon Valley B2B supply chain software company. From October, 1998 to December, 2000 he was an independent management consultant. From September, 1996 to September, 1998 he served as the CFO of Dart Group, as the COO of Crown Books, and CEO of Shoppers Food Warehouse. He has held additional positions in several other distribution, retail and professional service companies as a Board member, Chairman of the Executive Committee, CFO, and CIO. Mr. Flint is currently furloughed from the Company and Mr. Toms has taken over the role of Chief Financial Officer.

Barbara H. Martorano joined the Company in June 1990 and has served in a variety of positions, including Sales Order
Processing Coordinator, Office Administrator, Executive Assistant to the President, CEO and Chairman of the Board, as well as, Corporate Secretary as of January 17, 1996.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2003, 2002, and 2001 of the five highest compensation persons who were, at September 30, 2003, executive officers of the Company and earned $100,000 or more in any of the respective fiscal years:

                                                               Long Term
                                                   Annual     Compensation
                                               Compensation    Securities
  Name and Principal                           Bonus & Other   Underlying
  Position                     Year   Salary    Cash Items     Options(#)
  ------------------          -----  --------  -------------  -------------
  Hugo H. Biermann             2003  $      0          -                -
  Executive Chairman           2002   300,000          -                -
  of the Board of Directors    2001   300,000          -                -

  Nicholas R. H. Toms          2003    91,667          -                -
  Chief Executive Officer      2002   300,000          -                -
  And Director                 2001   300,000          -                -

  Mark A. Flint                2003   218,589 (2)      -                -
  Chief Financial Officer      2002   275,000    $100,000(1)            -
                               2001    40,104          -           400,000

  Donald W. Rowley             2003   101,667 (3)      -                -
  Executive Vice President -   2002   225,000          -                -
  Strategic Development        2001   206,731          -           200,000

  Robert Schilt                2003   217,475          -                -
  Chief Operating Officer      2002   235,828   $105,000                -
  Xequte Solutions, Inc.       2001   210,050   $ 85,000                -

  Timothy Callahan             2003   198,750          -                -
  Vice President               2002   170,625          -                -
  Sales and Marketing          2001   175,125   $155,000                -

   (1) Such amount is accrued however unpaid as of December 31, 2003.
   (2) Mr. Flint was furloughed from the Company in August, 2003.
   (3) Mr. Rowley resigned as an officer in February, 2003, and was furloughed from the Company in June, 2003.
   (4) All  officers  and U.S. based  employees  of   Vertex  are
   eligible  to  participate in the 401k Savings  and  Retirement
   plan   that  is  funded  by  voluntary  employee  and  Company
   contributions. See "401(k) Savings and Retirement Plan".
   (5)In  accordance  with  the  rules  of   the  Securities  and
   Exchange  Commission, other compensation received in the  form of  perquisites and other personal benefits has  been  omitted
   because   such   perquisites  and  other   personal   benefits
   constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.

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

On May 30, 2001, the Company entered into an agreement with employee, Mr. Donald W. Rowley, commencing on December 4, 2000. The employment agreement provides for an annual base salary of $250,000, and a bonus of up to 100% of base salary based on performance goals established. The agreement further provides Mr. Rowley with the option to purchase up to 200,000 shares of the Company's common stock. These options vest ratably over 5 years. In the event Mr. Rowley is discharged without cause, he will be entitled to receive his base salary and bonus for 12 months.
Mr. Rowley was furloughed by the Company as of June, 2003.

Stock Option Grants in Last Fiscal Year

The following table describes certain information regarding stock options granted to each of the named executive officers in the fiscal year ended September 30, 2003, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent Vertex's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the timing of such exercises and the future performance of Vertex's common stock.


                                                   Potential
               Percent                             realizable
               of total                            value at assumed
                options                            annual rates of
  Number of   granted to                           stock price
  Securities   employees                           appreciation for
  Underlying      in       Exercise                options terms
   Options      fiscal       Price    Expiration  ---------------
   Granted       year      ($/share)     Date      5%       10%
  ----------  ----------  ----------  ----------  -----    ------
   None in 2003


Aggregate  Option Exercises in Last Fiscal Year and Fiscal  Year-
End Option Values

The following table describes for the named executive officers, the exercisable and unexercised options held by them as of September 30, 2003. No options were exercised by the named executive officers in fiscal 2003. The "Value of Unexercised In-the-Money Options at Fiscal Year End" is based on a value of $.09 per share, the closing price of Vertex's common stock on The Nasdaq Stock Market's National Market, on September 30, 2003, less the per share exercise price, multiplied by the number of shares to be issued upon exercise of the options.


                Number of Securities          Value of unexercised
                Underlying unexercised         in-the-money options
               Options at fiscal year end       at fiscal year end
               ---------------------------   --------------------------
Name            Exercisable  Unexercisable   Exercisable  Unexercisable
----            -----------  -------------   -----------  -------------
Hugo Biermann     475,000            -            n/a        n/a
Nicholas Toms     475,000            -            n/a        n/a
Mark Flint        220,000      180,000            n/a        n/a

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

The Company contributions for the years ended September 30 were $80,000 for 2003, $202,000 for 2002, and $290,000 for 2001.

Compensation Committee Interlocks and Insider Participation

The  following  non-employee  directors  were  members
of the Stock Option/Compensation Committee of the Board of Directors during the time periods listed: In 2003 Otto Leistner was the sole member of the Stock Option/Compensation Committee; and during 2002 Wayne Clevenger (until his resignation in August
2002), George Powch (until his resignation in December 2001) and Otto Leistner composed the Committee. During 2002 the Company paid $218,000 to  MidMark Associates  for  consulting services
pursuant  to  a  five  year management   agreement  entered  into
in  September   1999   and terminated  on  August 1, 2002.
Mr. Clevenger is a managing director of MidMark Associates. On February 6, 2001 the Board awarded Messrs. Leistner and Powch each 30,000 options to purchase the Company's stock at an exercise price of $8.50 per share. No stock option awards were granted in 2002.

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

Based on its review of such forms that it received, or written representations from reporting persons that no Forms 5 were required for such persons, the Company believes that, during fiscal 2003, all Section 16(a) filing requirements have not been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

   COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

General

Notwithstanding any statement to the contrary in any of the Company's previous or future filings with the Securities and Exchange Commission, this Report shall not be incorporated by reference into any such filings.

The Stock Option/Compensation Committee of the Company's Board of Directors (the "Committee") has furnished the following report on Executive Compensation in accordance with the rules and regulations of the Securities and Exchange Commission. This report outlines the duties of the Committee with respect to executive compensation, the various components of the Company's compensation program for executive officers and other key employees, and the basis on which the 2003 compensation was determined for the executive officers of the Company, with particular detail given to the compensation for the Company's Chief Executive Officer.

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

Incentive Bonuses. The Committee recommends the payment of bonuses to provide an incentive to executive officers to be productive over the course of each fiscal year. These bonuses are awarded only if the Company achieves or exceeds certain corporate performance objectives. The incentive bonus to each executive officer is based on the individual executive's performance as it relates to the Company's performance. With the exception of the Chief Financial Officer and the Chief Operating Officer - Europe (which bonuses were guaranteed bonuses), there were no incentive bonuses granted to any of the executive officers of the Company in 2003 or 2002, reflective of the operating losses and the desire to preserve cash.

Equity Incentives. Stock options are used by the Company for payment of long-term compensation to provide a stock-based incentive to improve the Company's financial performance and to assist in the recruitment, retention and motivation of professional, managerial and other personnel. Generally, stock options are granted to executive officers upon commencement of employment with the Company and from time to time thereafter, based primarily upon the individual's actual and/or potential contributions to the Company and the Company's financial performance. Stock options are designed to align the interests of the Company's executive officers with those of its shareholders by encouraging executive officers to enhance the value of the Company, the price of the Common Stock, and hence, the shareholder's return. In addition, the vesting of stock options over a period of time is designed to create an incentive for the individual to remain with the Company. The Company has granted options to the executives on an ongoing basis to provide continuing incentives to the executives to meet future performance goals and to remain with the Company. During the fiscal year ended September 30, 2001, options to purchase an aggregate of 715,000 shares of Common Stock were granted to the Company's executive officers based on the Committee's assessment of the individual contributions of the executive officers receiving options. None of the options granted to the Company's executive officers were granted to Messrs. Biermann or Toms. No options were granted in 2002 or 2003.

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

Compensation of the Chief Executive Officer

The Committee annually reviews the performance and compensation of the Chief Executive Officer based on the assessment of
his   past   performance and   its   expectation  of  his  future
contributions to the Company's  performance.   Messrs. Biermann
and Toms served as Joint CEOs from September 27, 1999 through June 2001, at which time Mr. Biermann became Executive Chairman
and  Mr.  Toms  became  the  Chief  Executive  Officer.    Both
Mr. Biermann and Mr. Toms serve under a five year agreement with compensation at $300,000 each per annum, which compensation has remained unchanged since September 1999. The Committee believes the compensation paid to Messrs. Biermann and Toms was reasonable given the competitive nature of the market place for executive talent, given the implementation of cost and expense reductions to align the company's business with its core competencies and the lack of base pay increases and bonuses to reflect the results achieved. Mr. Toms agreed to reduce his annual compensation to $50,000 per year effective December 1, 2002. Mr. Biermann received no compensation beginning October 1, 2002 as a result of the termination of the agreement with Edwardstone effective September 30, 2002.

Policy with Respect to Qualifying Compensation for Deductibility

Section 162(m) of the Internal Revenue Code imposes a limit on tax deductions for annual compensation (other than performance-based compensation) in excess of one million dollars paid by a corporation to its Chief Executive Officer and the other four most highly compensated executive officers of a corporation. The Company has not established a policy with regard to Section 162(m) of the Code, since the Company has not and does not currently anticipate paying cash compensation in excess of one
million  dollars  per  annum  to  any  employee.  None   of   the
compensation  paid  by the Company in 2003  was  subject  to  the
limitations  on  deductibility.  The  Board  of  Directors   will
continue  to  assess  the  impact  of  Section  162(m)   on   its
compensation practices and determine what further action, if any, is appropriate.

                       Stock Option/Compensation Committee
                       Otto Leistner


                     STOCK PERFORMANCE GRAPH

The   following  line-graph   provides   a   comparison  of   the
cumulative total shareholder return on our Common Stock for the period September 30, 1998 through September 30, 2003, against the cumulative shareholder return during such period achieved by The Nasdaq Stock Market (U.S. Companies) ("Nasdaq US") and the "RDG Software Composite Index"). The graph assumes that $100 was invested on September 30, 1998 in our Common Stock and in each of the comparison indices, and assumes reinvestment of dividends.


                                       NASDAQ Stock     RDG Software
  Measurement Period    Vertex         Market (U.S.     Composite
 (Fiscal Year Covered)  Interactive    Companies)       Index
----------------------  -----------   ---------------   ------------
 September 30, 1998       100.00        100.00           100.00
 September 30, 1999       278.80        163.12           167.48
 September 30, 2000     1,775.89        217.03           220.61
 September 30, 2001        99.88         88.74            96.90
 September 30, 2002         6.79         69.90            73.82
 September 30, 2003         6.89        106.49            99.10

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

          COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                  AMONG VERTEX INTERACTIVE, INC.,
               THE NASDAQ STOCK MARKET (U.S.) INDEX,
               AND THE RDG SOFTWARE COMPOSITE INDEX

               PERFORMANCE GRAPH AVAILABLE UPON REQUEST

* $100 invested on 9/30/98 in stock or index-including reinvestment of dividends.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
             MANAGEMENT

The following table sets forth the amount and percent of shares of each class of stock that, as of December 31, 2003 are deemed under the rules of the Securities and Exchange Commission (the "Commission") to be "beneficially owned" by each member of the Board of Directors of the Company, by each Named Executive Officer of the Company, by all Directors and Executive Officers of the Company as a group, and by any person or "group" (as that term is used in the Securities Act of 1934, as amended) known to the Company as of that date to be a "beneficial owner" of more than 5% of the outstanding shares of the respective class of stock.


                                         Shares Beneficially Owned
                                          Number (1)   Percent(2)

PREFERRED "A":
   5% Beneficial Owners:
    Pitney Bowes, Inc.                     1,356,852         100%
    One Elmcroft Road
    Stamford CT 06926

PREFERRED "B":
   5% Beneficial Owners:
    Pitney Bowes, Inc.                        1,000          100%
    One Elmcroft Road
    Stamford CT 06926

PREFERRED "C"
   5% Beneficial Owners:
    MidMark Capital II L.P.                     805         80.74%
    177 Madison Avenue
    Morristown, NJ 07960

    Paine Webber Custodian                       50          5.02%
      F/B/O Wayne Clevenger
    177 Madison Avenue
    Morristown, NJ 07960

    Joseph Robinson                              50          5.02%
    177 Madison Avenue
    Morristown, NJ 07960

    O'Brien Ltd Partnership                      50          5.02%
    177 Madison Avenue
    Morristown, NJ 07960

    Total as a Group                            955         95.79%

COMMON STOCK:
  5% Beneficial Owners:
    American Marketing Complex           10,000,000         20.75%
    330 East 33rd Street, Suite 15M
    New York, NY 10016

    MidMark Capital L.P.(3)               6,201,930         11.50%
    177 Madison Avenue
    Morristown, NJ 07960

   Non-Employee Directors:
    Otto Leistner (4)                       572,875         1.19%

   Named Executive Officers:
    Hugo H. Biermann (5)                    863,010         1.79%
    Nicholas R. H. Toms (6)               1,314,014         2.73%

    All directors and executive officers
    as a group (3 persons)(7)             2,766,899         5.62%

   *    Less than 1%

   (1)   Represents shares held directly and with sole voting and
   investment  power,  except  as  noted,  or  with  voting   and
   investment power shared with a spouse.

   (2)   For  purposes of calculating the percentage beneficially
   owned, the number  of  shares of   each  class of stock deemed
   outstanding  include  (i)  48,201,978 common shares, 1,356,852
   Preferred "A"  Shares;  1000  Preferred  "B"  Shares  and  997
   Preferred "C" shares outstanding  as of December 31, 2003  and
   (ii) shares issuable by us  pursuant to  options  held by  the respective person or group which may be  exercised  within  60
   days  following  December  31,  2003 ("Presently   Exercisable
   Options").  Presently   Exercisable  Options   are  considered
   to  be  outstanding   and   to be beneficially  owned  by  the
   person  or  group  holding  such options  for  the  purpose of computing the percentage  ownership of  such  person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

   (3) Includes 300,000 shares issuable pursuant to presently exercisable options and warrants to purchase 5,411,580 shares.

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

   (7)  Includes 1,017,000 shares issuable pursuant to presently exercisable  options and 388,010 shares  held  by  a
   company   for  which  by  Mr.  Biermann  disclaims  beneficial
   ownership.

                                       47

PAGE>

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Wayne  L.  Clevenger and Joseph  R. Robinson, directors  of  the
Company   until  August  1,  2002,  are  partners in Midmark
Associates,  which  firm  provided  consulting  services  to  the
Company.   During fiscal 2001 and 2002, the Company paid $250,000
and $218,000 respectively, to Midmark Associates for consulting services pursuant to a five-year management agreement entered into in September 1999 that was terminated in August 2002 when Mr. Clevenger and Mr. Robinson resigned as directors. In addition, during the year ended September 30, 2001, the Company issued in the aggregate $5,500,000 of convertible notes payable to Midmark. During the year ended September 30, 2002, Midmark elected to convert approximately $782,000 of principal and  $218,000  of  accrued interest  into  997  shares of Series
"C" Preferred  Stock.   The remaining  convertible notes payable of
$4,718,717  with  accrued interest  at  prime  were convertible into Series  "C"  Preferred Shares  at a conversion price of
$1,000 per share, and the Series "C"  Preferred Shares in turn
were convertible into Common Shares at  $0.84  per  share.   In
addition, during the year ended September 30, 2002, the Company issued $3,000,000 of notes payable convertible into 3,000 shares of Series "C" Preferred Stock and in turn convertible into 3,570,026 shares of Common Stock at $0.84 per share, and borrowed $2,588,900 under a demand note payable and and additional $1,113,000 (including $425,000 restricted for usage on XeQute obligations) during 2003. The Company had an additional $250,000 payable to Midmark at June 30, 2003 under the Bridge Loan described in Note 11. In December 2002, XeQute received an additional $480,000 from Midmark under a Convertible Loan Note with terms similar to the 10% convertible note payable described above. The Convertible Loan Note would have automatically converted into Non-Voting shares of XeQute at $0.672 per share when a minimum subscription of $480,000 of a proposed but now aborted Private Placement had been reached. (See Note 9 to the Consolidated Financial Statements). On
August 9, 2002, the remaining balance of the $4,718,717 convertible notes and $1,185,176 of the $3.0 million convertible notes were fully settled with the sale of the French based advanced planning software business to MidMark (See Note 2 to the Consolidated Financial Statements). The remaining $1,814,324 or 10% convertible notes payable at September 30, 2002 are collateralized by all tangible and intangible property of the Company, except that the holders have executed in favor of certain senior lenders a subordination of their right of payment under the Notes and the priority of any liens on certain assets, primarily accounts receivable.

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

ITEM 14. Principal Accounting Fees and Services

Selection of the independent public accountants for the Company is made by the Audit Committee. J.H. Cohn LLP has been selected as the Company's independent public accountants for the current fiscal year. All audit and non-audit services provided by J.H. Cohn LLP are pre-approved by the Audit Committee which gives due consideration to the potential impact of non-audit services on auditor independence.

In accordance with Independent Standard Board Standards No. 1 (Independence Discussion with Audit Committees), the Company received a letter and verbal communication from J.H. Cohn LLP that it knows of no state of facts which would impair its status as the Company's independent public accountants. The Audit Committee has considered whether the non-audit services provided by J.H. Cohn LLP are compatible with maintaining its independence and has determined that the nature and substance of the limited non-audit services have not impaired J.H. Cohn LLP's status as the Company's independent public accountants.

Audit Fees

J.H. Cohn LLP did not bill the Company during fiscal 2003 for professional services rendered in connection with audit services rendered to the Company during fiscal 2003.

Audit-Related Fees

J.H. Cohn LLP did not bill the Company for any audit related services during fiscal 2003.

Tax Fees

J.H. Cohn LLP did not bill the Company for tax related work during fiscal 2003.

All Other Fees

J.H. Cohn LLP did not bill the Company for any other services during fiscal 2003.

Presence at Annual Meeting

Representatives of J.H. Cohn LLP will be present at the Annual
Meeting and will have an opportunity to make a statement if the representatives desire to do so and will be available to respond to appropriate questions.

                             PART IV

ITEM 15.      EXHIBITS,   FINANCIAL  STATEMENTS,  SCHEDULES   AND
              REPORTS ON FORM 8-K

(a)  The following documents are filed at the end of this report:

1. and 2. Financial Statements:

1. Financial Statements and Supplementary Data:

      Index to Financial Statements

	Report of Independent Public Accountants			     F-1

	Reports of Independent Auditors                            F-2, F-3

	Consolidated Balance Sheets
	September 30, 2003 and 2002                                F-4, F-5

	Consolidated Statements of Operations
	Years ended September 30, 2003, 2002 and 2001              F-6

	Consolidated Statements of Changes in
      Stockholders' Equity (Deficiency)
      Years ended September 30, 2003, 2002 and 2001              F-7, F-8

	Consolidated Statements of Cash Flows
	Years ended September 30, 2003, 2002 and 2001              F-9


	Notes to Consolidated Financial Statements                 F-10

2. Financial Statement Schedules:

Schedules for the three years ended September 30, 2003, 2002, and 2001.

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

10.71    Form of Conversion Agreement between Vertex
         Interactive, Inc. and MidMark dated March 7, 2002 and the Amended and Restated Convertible Promissory Note dated March 7, 2002 (incorporated by reference to the Form 10-Q filed May 20,2002).

10.72 Asset Purchase Agreement between Vertex, Renaissance and Pitney Bowes dated April 19, 2002 (incorporated by reference to the Form 10-Q filed May 20,2002).

10.73    ICS  Sale Agreement between Vertex Interactive, Partas
         Aktiengesellschaft  and  ICS  AG  dated  July  12,  2002.

10.74    Stock   and  Debt  Purchase  Agreement  between  MidMark
         Capital  II, L.P., MidMark Capital, L.P., DynaSys,  S.A.
         and  Vertex  Interactive,  Inc.  dated  August  9,  2002.

21.0     Subsidiaries of Vertex Interactive, Inc.(filed herewith).

23.1     Consent of J.H. Cohn LLP (filed herewith).

23.2     Consent of WithumSmith+Brown P.C. (filed herewith).

23.3     Consent of Ernst & Young LLP (filed herewith).

31.1     Certification of Chief Executive Officer
	   Pursuant to Section 302 of the Sarbanes-Oxley
	   Act of 2002 (filed herewith).

32.1     Certification Pursuant to 18 U.S.C. Section 1350,
	   As Adopted Pursuant to Section 906 of the
	   Sarbanes-Oxley Act of 2002 (filed herewith).

(b)  The following Reports on Form 8-K were filed
           during the period:

           None.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VERTEX INTERACTIVE, INC.

Date: March 2, 2004              /s/ Nicholas R. Toms
                                  Nicholas R. Toms
                                  Chief Executive Officer and
                                  Chief Financial Officer

Pursuant to the requirements by the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


March 2, 2004                  /s/ Hugo H. Biermann
                                Hugo H. Biermann
                                Executive Chairman and
                                Director

March 2, 2004                  /s/ Nicholas R. Toms
                                Nicholas R. Toms
                                Chief Executive Officer,
					  Chief Financial Officer and
                                Director

March 2, 2004                  /s/ Otto Leistner
                                Otto Leistner
                                Director

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Public Accountants					  F-1

Reports of Independent Auditors                                     F-2, F-3

Consolidated Balance Sheets
September 30, 2003 and 2002                                         F-4, F-5

Consolidated Statements of Operations
Years ended September 30, 2003, 2002 and 2001                       F-6

Consolidated Statements of Changes in
Stockholders' Equity (Deficiency)
Years ended September 30, 2003, 2002 and 2001                       F-7, F-8

Consolidated Statements of Cash Flows
Years ended September 30, 2003, 2002 and 2001                       F-9

Notes to Consolidated Financial Statements                          F-10

FINANCIAL STATEMENT SCHEDULE:

II - Valuation and Qualifying Accounts
Years ended September 30, 2003, 2002 and 2001                       F-44

Schedules other than the one listed above have been omitted
(See page 49 above)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Vertex Interactive, Inc.:

We have audited the accompanying consolidated balance sheet of Vertex Interactive, Inc. and Subsidiaries as of September 30, 2003, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertex Interactive, Inc. and Subsidiaries as of September 30, 2003, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the consolidated financial statements, among other things, the Company's operations have generated recurring losses and it had working capital and stockholders' deficiencies as of September 30, 2003.
Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements as of and for the year ended September 30, 2003 do not include any adjustments that might result from the outcome of this uncertainty.

Our audit referred to above also included the information in Schedule II as of and for the year ended September 30, 2003, which presents fairly, in all material respects, when read in conjunction with the consolidated financial statements, the information required to be set forth therein.


/s/ J.H.Cohn LLP
Roseland, New Jersey
January 15, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Vertex Interactive, Inc.:

We have audited the accompanying consolidated balance sheet of Vertex Interactive, Inc. and Subsidiaries as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity (deficiency)
and cash flows for the year then ended. Our audit also included the financial
statement schedule listed in the index at Item 15(a).   These financial
statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and, at September 30, 2002 has a working capital deficiency of $27.4 million and a Stockholders' Deficiency of $26.8 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial
statements   do  not  include  any   adjustments   relating  to  the
recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Notes 3 and 4 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" effective October 1, 2001.

/s/ WithumSmith+Brown P.C.
Livingston, New Jersey
April 30, 2003 (July 31, 2003 as to Notes 1 and 19 of the September 30, 2002 financial statements)

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Vertex Interactive, Inc.

We   have  audited  the  accompanying  consolidated  statements of operations, cash flows and changes in stockholders' equity <deficit> of Vertex Interactive, Inc. and subsidiaries for the year ended September 30, 2001. Our audit also included the financial statement schedule for the year ended September 30, 2001 listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Vertex Interactive, Inc. and subsidiaries for the year ended September 30, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended September 30, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP
MetroPark, New Jersey
January 25, 2002
                                         F-3

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2003 and 2002





                                     ASSETS                     2003          2002
                                     ------                 ------------- -------------
CURRENT ASSETS:
Cash and cash equivalents                                   $   25,265   $    74,016
Accounts receivable, less allowance for
doubtful accounts of $456,358 and $929,030                     639,208       936,246
Inventories, net of valuation allowances                       537,337       941,357
Prepaid expenses and other current assets                       20,103       263,260
                                                           ------------ -------------
Total current assets                                         1,221,913     2,214,879

Equipment and improvements, net of accumulated
depreciation and amortization of $1,320,152
and $1,200,546                                                  70,249       187,074

Capitalized software costs, net of accumulated
amortization of $231,513 and $115,756                          115,756       231,513
Other assets                                                   111,273       166,965
                                                           ------------ -------------
Total assets                                               $ 1,519,191   $ 2,800,431
                                                           ============ =============

See notes to consolidated financial statements.



          VERTEX  INTERACTIVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                 September 30, 2003 and 2002

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY                2003         2002
           ----------------------------------------          ------------- -------------
CURRENT LIABILITIES:
Senior credit facility                                           $      -      $  145,736
Notes payable - unrelated parties                                 1,869,236     1,602,500
Notes payable - related parties                                   4,095,848     2,588,900
Convertible notes payable - related parties                       2,294,324     1,814,324
Accounts payable                                                  4,533,875     4,429,065
Net liabilities associated with subsidiaries in
liquidation									      8,511,077     7,263,694
Payroll and related benefits accrual                              2,622,354     2,074,902
Litigation related accruals                                       4,077,665     4,122,123
Other accrued expenses and liabilities                            4,870,759     3,933,725
Advances from customers                                                 -         343,547
Deferred revenue                                                    305,243     1,317,440
                                                                ------------ ------------
Total liabilities                                                33,180,381    29,635,956
                                                                ------------ ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Series A preferred stock, par value $0.01 per share; 2,000,000 shares authorized, 1,356,852 issued and outstanding
 ($10,000,000 aggregate liquidation preference)                      13,569        13,569
Series B preferred stock, par value $0.01 per share;
 1,000 shares authorized, 1,000 issued and outstanding
 ($1,000,000 aggregate liquidation preference)                           10            10
Series C preferred stock, par value $0.01 per share;
 10,000 shares authorized, 997 issued and outstanding
 ($997,000 aggregate liquidation preference)                             10            10
Common stock, par value $0.005 per share; 75,000,000 shares
 authorized; 48,201,978 and 37,201,978 shares issued at
 September 30, 2003 and 2002,                                       241,011       186,011
Additional paid-in capital                                      155,364,295   154,979,295
Unearned income                                                    (400,000)          -
Accumulated deficit                                            (184,332,055) (180,681,702)
Accumulated other comprehensive loss                             (2,480,790)   (1,265,478)
Less: Treasury stock, 87,712 shares (at cost)                       (67,240)      (67,240)
                                                               -------------  -------------
Total stockholders' deficiency                                  (31,661,190)  (26,835,525)
                                                               -------------  -------------
Total liabilities and stockholders' deficiency                 $  1,519,191   $ 2,800,431
                                                               =============  =============

See notes to consolidated financial statements.

                                        F-5


                                   VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                             For the Years Ended September 30, 2003, 2002 and 2001



                                        2003          2002          2001
                                     ------------  ------------  -----------

REVENUES                             $ 4,226,187   $36,135,217   $59,087,470

COST OF SALES                          2,138,883    23,894,594    37,586,253
                                     ------------  ------------  -----------

GROSS PROFIT                           2,087,304    12,240,623    21,501,217
                                     ------------  ------------  -----------

OPERATING EXPENSES:

Selling and administrative             4,642,123    22,503,288    34,510,749
Research and development                     -       4,179,553     7,039,014
Depreciation of equipment
  and improvements                       119,606       820,000     1,220,000
Amortization of intangible assets        115,757       417,162    14,571,510
Provision for termination of leases          -       1,102,984       300,000
In-process research and development
  write-off                                  -             -       3,600,000
Impairment of goodwill and
  other intangible assets                    -      18,973,832    78,364,560
                                     -----------   ------------  ------------
Total operating expenses               4,877,486    47,996,819   139,605,833
                                     -----------   ------------  ------------

OPERATING LOSS                        (2,790,182)  (35,756,196) (118,104,616)
                                     -----------   ------------- ------------
OTHER INCOME (EXPENSES):
Interest income                            2,703        93,967       141,358
Interest expense                        (851,933)   (2,875,396)   (1,035,140)
Provision for litigation claims              -      (2,653,891)   (3,100,000)
Loss on sale or liquidation of
  non-core assets                            -      (3,080,656)          -
Other                                    (10,941)     (367,364)     (703,228)
                                      -----------  ------------   ------------
Net other income (expense)              (860,171)   (8,883,340)   (4,697,010)
                                      -----------  ------------   ------------

LOSS BEFORE PROVISION FOR
INCOME TAXES                          (3,650,353)  (44,639,536) (122,801,626)

Provision for income taxes                   -         134,843       150,476
                                      -----------  ------------   ------------

NET LOSS                             ($3,650,353) ($44,774,379)($122,952,102)
                                     ============ ============= ==============
Net loss per share of
common stock:

Basic and diluted                         ($0.09)       ($1.26)       ($3.95)

Weighted average number of
shares outstanding:

Basic and diluted                     39,671,923    35,649,274    31,128,185

See notes to consolidated financial statements.



                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
              For the Years ended September 30, 2003, 2002 and 2001

                                          Preferred Stock     Common Stock
                                       ------------------   ----------------   Additional    Deferred
                                                                                 Paid-In    Compensation/
                                        Shares     Amount   Shares    Amount     Capital    Unearned Income
                                        ------     ------   ------    ------   ----------   ---------------
Balance September  30, 2000                 -    $    -   26,267,947 $131,340   $99,563,198 ($461,012)

Exercise of stock options                                    437,481    2,187       908,297
Issuance of stock in connection with
  new investors, net of expenses                           4,186,754   20,933     7,830,033
Stock options issued to
  non-employees                                                                   1,465,756
Issuance of stock in connection
  with retirement of debt and other
  obligations                                                576,501    2,883     2,496,009
Issuance of stock and stock options
  in connection with acquisitions   1,356,852     13,569   3,440,823   17,205    37,014,273
Deferred compensation                                                                44,200   (44,200)
Amortization of deferred
  compensation                                                                                324,655
Other comprehensive income (loss),
 net of tax:
    Net loss
    Change in unrealized foreign
      exchange translation
      gains/losses
Comprehensive income (loss)
                                   ----------   -------  ----------  --------   -----------  ----------
Balance September 30, 2001          1,356,852    13,569  34,909,506   174,548   149,321,766  (180,557)

Issuance of common stock                                     34,404       172        68,844
Issuance of Series B
  preferred stock, net of expenses     1,000         10                             960,990
Issuance of stock in connection
  with acquisitions                                       1,676,168     8,381       930,667
Issuance of stock and stock
  options in connection with
  retirement of debt and other
  obligations                                               581,900     2,910     2,031,153
Purchase of treasury
  stock (47,657 shares)
Conversion of notes payable
 into Series C preferred stock           997         10                             996,990
Amortization of deferred
  compensation                                                                                180,557
Cancellation of common stock                             (1,676,168)   (8,381)     (930,667)
Exercise of stock options                                 1,676,168     8,381       930,667
Settlement of acquisition
  related escrow                                                                   (500,000)
Non cash interest expense                                                         1,168,885
Other comprehensive income
(loss), net of tax:
    Net loss
    Change in unrealized foreign
      exchange translation
      gains/losses
Comprehensive income (loss)
                                   ---------  --------  -----------  --------  ------------  ---------
Balance September 30, 2002         1,358,849    13,589   37,201,978   186,011   154,979,295         -

Common stock issued in exchange
for services                                              1,000,000     5,000        35,000
Common stock issued for trade credits                    10,000,000    50,000       350,000   (400,000)
Net loss
Change in unrealized foreign
  exchange translation gains/losses

Comprehensive income (loss)
                                   ---------  --------  -----------  --------  ------------  ---------
Balance September 30, 2003         1,358,849  $ 13,589  48,201,978   $241,011  $155,364,295 $(400,000)
                                   =========  ========  ===========  ========  ============  =========



                                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                              For the Years Ended September 30, 2003, 2002 and 2001
                                                      (continued)
                                                                         Accumulated
                                                                            Other
                                            Accumulated   Comprehensive Comprehensive Treasury
                                              Deficit         Loss      Income/(Loss)  Stock     Total
                                            -----------   ------------- ------------- --------  -------

Balance September 30, 2000                 ($12,955,221)                ($1,825,411) ($45,169)$84,407,725

Exercise of stock options                                                                         910,484
Issuance of stock in connection with
  new investors, net of expenses                                                                7,850,966
Stock options issued to
  non-employees                                                                                 1,465,756
Issuance of stock in connection
  with retirement of debt and other
  obligations                                                                                   2,498,892
Issuance of stock and stock options
  in connection with acquisitions                                                              37,045,047
Deferred compensation                                                                                   -
Amortization of deferred
  compensation                                                                                    324,655
Other comprehensive income (loss),
net of tax:
    Net loss                              (122,952,102) $(122,952,102)                       (122,952,102)
    Change in unrealized foreign
      exchange translation
      gains/losses                                            399,104        399,104              399,104
                                                        --------------
Comprehensive income (loss)                             $(122,552,998)
                                          ------------  ==============   ---------   -------  ------------
Balance September 30, 2001                (135,907,323)                 (1,426,307)  (45,169)  11,950,527

Issuance of common stock                                                                           69,016
Issuance of Series B
  preferred stock, net of expenses                                                                961,000
Issuance of stock in connection
  with acquisitions                                                                               939,048
Issuance of stock and stock options
  in connection with
  retirement of debt and other
  obligations                                                                                   2,034,063
Purchase of treasury stock
(47,657 shares)                                                                       (22,071)    (22,071)
Conversion of notes payable
  into Series C preferred stock                                                                   997,000
Amortization of deferred
  compensation                                                                                    180,557
Cancellation of common stock                                                                     (939,048)
Exercise of stock options                                                                         939,048
Settlement of acquisition
  related escrow                                                                                 (500,000)
Non cash interest expense                                                                       1,168,885
Other comprehensive income (loss),
 net of tax:
    Net loss                             (44,774,379) $(44,774,379)                           (44,774,379)
    Change in unrealized foreign
      exchange translation
      gains/losses                                         160,829        160,829                 160,829
                                                      ------------
Comprehensive income (loss)                           $(44,613,550)
                                       -------------  ============     ----------    -------  ------------
Balance September 30, 2002              (180,681,702)                  (1,265,478)   (67,240) (26,835,525)

Common stock issued in exchange
for services                                                                                       40,000
Common stock issued for trade credits
Net loss                                  (3,650,353) $ (3,650,353)                            (3,650,353)
Change in unrealized foreign
  exchange translation gains/losses                     (1,215,312)    (1,215,312)             (1,215,312)
                                                      -------------
Comprehensive income (loss)                            $(4,865,665)
                                       -------------  =============    ----------   --------  ------------
Balance September 30, 2003             $(184,332,055)                 $(2,480,790)  $(67,240)$(31,661,190)
                                       =============                   ==========   ======== =============


See notes to consolidated financial statements.

                                              F-8

                            VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Years Ended September 30, 2003, 2002 and 2001

                                                       2003          2002          2001
                                                   ------------  ------------  ------------
Cash Flows from Operating Activities:
------------------------------------
Net Loss                                            (3,650,353)  ($44,774,379)($122,952,102)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
      Depreciation and amortization                    235,363      1,237,162    15,791,510
      Loss on sale or liquidation of
      non-core businesses and assets                       -        3,080,656         6,951
      Impairment of goodwill and other
          intangible assets                                -       18,973,832    78,364,560
      Stock and stock options issued in
          consideration for services and other
          obligations                                   40,000            -       2,325,850
      Non cash interest expense                             -       1,168,885          -
      Amortization of deferred
          compensation costs                                -         180,557       324,655
      In-process research and development write-off         -             -       3,600,000
  Changes in assets and liabilities, net of
  effects of acquisitions and disposals:
      Accounts receivable, net                          297,038     4,948,464       781,789
      Inventories, net                                  404,020       933,072       530,699
      Prepaid expenses and other current assets         243,157       261,629      (750,052)
      Other assets                                       55,692     1,010,556       252,945
      Accounts payable                                  104,810       184,707     2,548,730
      Accrued expenses and other liabilities          1,472,099     5,580,371     3,577,123
      Advances from customers                          (343,547)      (39,400)      184,663
      Deferred revenue                               (1,012,197)   (1,075,747)     (406,502)
                                                     ------------   ----------   -----------
Net cash used in operating activities                (2,153,918)   (8,329,635)  (15,819,181)
                                                     ------------  -----------   -----------

Cash Flows from Investing Activities:
---------------------------------------
  Additions to equipment and improvements                (2,781)     (172,458)  (1,070,668)
  Proceeds from sale of assets, net of cash sold            -       1,184,231       18,378
  Acquisition of businesses, net of cash acquired           -             -     (4,626,222)
                                                     ------------  -----------  -----------
Net cash provided by (used in) investing
activities                                               (2,781)    1,011,773   (5,678,512)
                                                     ------------  -----------  -----------
Cash Flows from Financing Activities:
-------------------------------------
  Loans payable bank, net                                   -        (683,386)    (183,158)
  Proceeds from senior credit facility and
     notes payable                                      250,000     3,186,000
  Payment of senior credit facility and
     notes payable                                     (145,736)   (2,933,645)    (272,500)
  Payment of mortgages                                      -         (49,564)     (69,205)
  Payment of capitalized lease obligations                  -        (127,656)    (625,422)
  Proceeds from other long-term borrowings                  -             -        437,816
  Proceeds from notes and convertible notes
  payable - related parties                           1,986,948     5,588,900    5,859,375
  Net proceeds from issuance of stock                       -       1,030,168    8,773,373
  Proceeds from exercise of stock options                   -             -        910,484
  Purchase of treasury stock                                -         (22,071)         -

                                                     ------------  -----------  -----------
Net cash provided by financing activities             2,091,212     5,988,746   14,830,763
                                                     ------------  -----------  -----------

Effect of exchange rate changes on cash                  16,736        (8,090)     185,378
                                                      -----------  -----------  -----------
Net Decrease in cash and cash equivalents               (48,751)   (1,337,206)  (6,481,552)

Cash and Cash Equivalents at Beginning of year           74,016      1,411,222   7,892,774
                                                      -----------  -----------  -----------
Cash and Cash Equivalents at End of year                $25,265    $    74,016  $1,411,222
                                                      ===========  ===========  ===========
Cash paid for:
Interest                                             $   72,000    $  930,000    $ 671,000
Income taxes                                         $      -      $  237,000    $ 134,000

See notes to consolidated financial statements.


                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. RECENT DEVELOPMENTS AND NATURE OF PRESENTATION

Background and Description of Business

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

In  August 2002, Vertex formed XeQute Solutions, Inc. ("XeQute"), a Delaware
corporation, which is an indirect, wholly-owned subsidiary.   XeQute
purchased most of the operating assets and assumed certain liabilities of both Vertex and its principal North American subsidiaries and became the principal operating entity of the group effective October 1, 2002. These assets comprise substantially all of the enterprise software businesses of Vertex. XeQute is a wholly-owned subsidiary of XeQute Solutions PLC ("XeQute PLC") which is a holding company that is a direct, wholly-owned subsidiary of Vertex.

In  August  2002,  the  Company  was  notified  that   the  NASDAQ  Listing
Qualifications Panel had determined that the Company had failed to comply with the $1.00 minimum closing bid price and the minimum stockholders' equity or the market value of publicly held shares requirements for continued listing and determined to delist the Company's securities from the NASDAQ National Stock Market effective with the open of business on August 21, 2002 and listed on
the   NASDAQ  Bulletin  Board.  Effective  February  17,  2003, the Company's
securities currently trade on the Pink Sheets under the symbol "VETXE".

Recent Developments

As previously reported on Form 8-K which was filed with the Securities and Exchange Commission on August 12, 2003, the Company entered into an asset purchase agreement with Jag Media Holdings, Inc., ("JAG Media") pursuant to which it would sell all of the assets and certain liabilities of XeQute, the Company's wholly-owned subsidiary, to JAG Media, in exchange for approximately 54% of JAG Media's common stock. The agreement was subject to certain terms and conditions, one of which was closing on or before October 31, 2003 and the Company's ability to arrange $8,000,000 of financing upon terms and conditions satisfactory to JAG Media, XeQute and Vertex. On October 31, 2003, the agreement expired by its terms.

There is no assurance (i) that an amendment extending the closing date
(or a waiver thereof) will be entered into by the parties to permit consummation of the agreement, or (ii) if such amendment or waiver is provided, that the conditions to the proposed transaction with JAG Media will be met, or (iii) if such conditions are met, that the transaction will be consummated.


Going Concern Matters

Based upon our substantial working capital deficiency and stockholders' deficiency, of approximately $31,958,000 and $31,661,000 at September 30, 2003, respectively, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our defaults on substantially all of our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

The successful implementation of our business plan has required, and our ability to continue as a going concern will require on a going forward basis, the Company to raise substantial funds to finance (i) continuing operations,
(ii) the further development of our enterprise software technologies,
(iii) the settlement of existing liabilities including past due payroll obligations to our employees, officers and directors, and (iv) possible selective acquisitions to achieve the scale we believe will be necessary to enable us to remain competitive in the global SCM industry. There can be no assurance that we will be successful in raising the necessary funds.

Fiscal 2003:

In fiscal 2003, the continued decline in the enterprise applications software and telecommunications industries continued to have a substantial negative impact on our results of operations. These factors, in combination with our continuing negative operating cash flows, placed significant pressures on our financial condition and liquidity and negatively impacted our operations. Operating activities resulted in cash consumption of approximately $2,154,000 in 2003.

During fiscal 2003 we raised approximately $2,254,000 (net of cash transaction costs) through the issuance of notes payable and notes and convertible notes payable from related parties and used $146,000 to repay other notes. At September 30, 2003, we had a net cash balance of approximately $25,000 (a decrease of $49,000).

Outlook:

In light of current improving economic conditions and the upswing in the economy we now anticipate, but cannot assure, reaching the point at which we will generate cash in excess of our operating expenses in the quarter ending June 30, 2004. However, we had current obligations at September 30, 2003 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, if required, short-term debt and related interest, capital expenditures and expenses related to cost-reduction initiatives, and to pay liabilities that could arise from litigation claims and judgments.

Our   sources  of ongoing liquidity include the cash flows from our operations, potential new credit facilities  and potential additional equity investments.
Consequently, Vertex   continues to   aggressively   pursue  obtaining
additional debt and equity financing, the restructuring of certain existing debt obligations, and the reduction of its operating expenses. In addition, it has structured its overall operations and resources around high margin enterprise products and services. However, in order to remain in business, the Company must raise additional cash in a timely fashion.

Initiative Completed or in Process:

The following initiatives related to raising the required funds, settling liabilities and/or reducing expenses have been completed or are in process:

(i) In December 2002, Vertex, through XeQute PLC, closed a $500,000 Bridge Loan whereby it borrowed $250,000 from both Midmark Capital L.P., a company that owns shares of Vertex's preferred and common stock, and Aryeh Trust, an unrelated party. The Bridge Loan was to have been repaid with proceeds from a proposed Private Placement funding (see iii below). The Bridge Loan was originally for a term of 180 days, through June 9, 2003, but it was not repaid. The Bridge Loan is secured by a first security interest in all of the assets of XeQute and carries an interest rate of 3% per month. The Company has agreed to continue paying interest at the existing rate of 3% per month, with the principal to be repaid when funds became available (See Note 11). Midmark Capital L.P. is a shareholder of the Company. Midmark Capital L.P. and its affiliate, Midmark Capital II, L.P., and certain individuals related to these two entities, are referred to collectively as "Midmark".

During December 2002, XeQute received an additional $480,000 from Midmark under a Convertible Loan Note. The Convertible
Loan Note would have automatically converted into Non-Voting Shares of XeQute when a minimum subscription of $480,000 from a proposed but now aborted private placement of nonvoting common stock had been reached.

In addition, during the year ended September 30, 2003, Vertex and XeQute borrowed a further $1,113,000 from Midmark pursuant to a series of demand notes, of which $425,000 was restricted for usage on XeQute obligations. These notes are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under an agreement related to previously issued convertible notes payable (See Note 11).

During October, 2002, Vertex also executed a Grid Note which provides for up to $1,000,000 of availability from Midmark.
This note will be funded by the proceeds, if any, from the sale of any shares of Vertex Common Stock held by Midmark.
This note is payable on demand, carries interest at the rate of 10% per annum and is secured by the same collateral in which the Company previously granted a security interest to Midmark under an agreement related to its convertible notes payable. In consideration of Midmark providing this facility, the Company agreed to issue warrants to purchase a number of unregistered shares equal to 120% of the number of tradeable shares sold by Midmark to fund such note, at a purchase price per share equal to 80% of the price per share realized in the sale of shares to fund the Grid Note. As of January 15, 2004, the Company had borrowed $272,000 under this arrangement, of which $143,900 had been borrowed as of September 30, 2003.

(ii) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Upon legal resolution of the approximately $8,511,000 of net liabilities of these remaining European entities as of September 30, 2003, we expect to recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators (See Note 2 as to the approval of the liquidation of the U.K. subsidiaries in January 2004).

(iii) We are aggressively pursuing additional capital raising initiatives primarily through XeQute PLC. XeQute PLC had an agreement with Charles Street Securities, Inc. ("CSS") to raise, in conjunction with MidMark, approximately $3,800,000 of new equity. This effort is no longer going forward. We have conducted extensive negotiations with various sources as a result of which we have a tentative agreement, that is subject to certain conditions, for the provision of up to approximately $8,000,000 of new financing for XeQute by David Sassoon Holdings, Inc. which may be in the form of debt or equity or a combination of both.

(iv) We have continued to reduce headcount (to approximately 40 employees in our continuing North American business at September 30, 2003, and to 28 employees as of January 15, 2004, of whom 7 were furloughed until additional funds are raised), consolidate facilities and generally reduce costs.

(v) Effective July 31, 2003, the Company completed the sale of 10,000,000 shares of its common stock, which had an estimated fair market value at that time of approximately $400,000, to American Marketing Complex, Inc. ("AMC")(see Note 13). Payment for this purchase was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can utilize for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the cash equivalent trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year.

In addition, the Company agreed to loan AMC $150,000 of which $10,000 was delivered at closing; $40,000 was delivered in August 2003; $50,000 was to be delivered by September 10, 2003 and $50,000 was to be delivered by October 10, 2003. The
Company did not make the September or October payments. This loan will be repaid exclusively from funds received by AMC from the sale of the 10,000,000 shares. The Company is required to register these shares within six months of the closing.

(vi) We are seeking to settle certain of our current liabilities through non-cash transactions. Vertex is negotiating with vendors to settle balances at substantial discounts, including through the use of the cash equivalent trade credits set forth in (v) above. In addition, we are negotiating to settle certain notes payable and approximately $4,100,000 of litigation related accruals at a discount or with the issuance of shares of either Vertex or XeQute.

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

Basis of Presentation:

The financial statements have been prepared on a basis that contemplates Vertex's continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. The accompanying consolidated financial statements do not include any adjustments, with the exception of the provision to reduce the carrying values of the assets of the subsidiaries in liquidation to their estimated net realizable value, relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If Vertex fails to raise capital when needed, the lack of capital will have a material adverse effect on Vertex's business, operating results, financial condition and ability to continue as a going concern.

2. ACQUISITIONS AND DISPOSALS

Acquisitions

Purchase Method

In October 2000, the Company purchased the assets and business of three former
European   service and  maintenance  divisions  of  Genicom   International
(collectively referred to as "ESSC") for approximately $2,000,000 in cash at closing and a deferred cash payment of $500,000 due on September 1, 2001. The Company paid $125,000 in December 2001, however the $375,000 balance has not been paid and is included in Notes Payable. At September 30, 2003, 4,166,667 shares of Vertex common stock collateralize the remaining $375,000 obligation.

In December 2000, the Company completed a merger with Applied Tactical Systems, Inc. ("ATS"), a provider of connectivity software for SAP installations worldwide, by exchanging 3,000,000 shares of its common stock for all of the common stock of ATS. Such shares had a fair market value of approximately $8.30 per share at the date of the transaction. In addition, Vertex reserved 153,600 shares for issuance upon exercise of ATS stock options. The vested portion of these options (included in the total consideration paid for ATS) was estimated to have a fair market value of approximately $620,000 (See Note 16 - Settled Litigation).

In February 2001, the Company purchased from Pitney Bowes its Transportation Management Software and certain engineering assets (the Transcape Division, or "Transcape"). Consideration for Transcape was 1,356,852 shares of the Company's Series A preferred stock, which on the date of acquisition, was estimated to have a fair market value of approximately $10,400,000. A portion of the Transcape purchase price was identified, using proven valuation procedures and techniques, as in-process research and development ("R&D") projects. The revenue projections used to value the in-process R&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. At the date of the acquisition, the product under development had not reached technological feasibility and had no alternative future use. Accordingly, $3,600,000 was expensed as in-process R&D in fiscal 2001. The value assigned to in-process R&D was comprised of one research and development project that would introduce new web-enabling technologies, and was expected to begin generating net cash inflows in fiscal 2002. There was risk associated with the completion of the project, and there was no assurance that it would attain either technological feasibility or commercial success.

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

The accompanying consolidated financial statements assume the ESSC acquisition closed effective October 31, 2000, the ATS acquisition closed effective December 30, 2000, the Transcape acquisition closed effective February 7, 2001, the Binas acquisition closed effective February 1, 2001, the DynaSys acquisition closed effective September 30, 2001 and the Euronet acquisition closed effective October 1, 2001. The Company has accounted for these acquisitions using the purchase method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" for DynaSys and Euronet and, accordingly, the financial statements include the results of operations from November 1, 2000 for ESSC, January 1, 2001 for ATS, February 8, 2001 for Transcape, February 1, 2001
for Binas, and October 1, 2001 for DynaSys and Euronet. An allocation of the purchase price for ESSC, ATS, Transcape, Binas, DynaSys and Euronet has been made to the assets and liabilities acquired as of October 31, 2000, December 31, 2000, February 7, 2001, September 30, 2001, and October 1, 2001, respectively, based on their estimated fair market values.

The table below represents the allocation of the purchase price for acquisitions completed in each of the respective years:

                                                          September 30,
                                                  ----------------------------
                                                       2002           2001
                                                   ------------    ----------
                                                                  C>
  Accounts receivable                             $    294,148    $ 1,928,403
  Inventories                                                       1,135,853
  Other assets                                          61,771      1,381,507
  Intangible assets (including in-process
   research and development of $3,600,000 in 2001)   1,078,007     41,474,337
  Short-term debt                                                    (468,308)
  Deferred revenue and customer deposits                           (1,911,491)
  Other liabilities                                   (494,878)    (3,123,080)
                                                  -------------   -----------
  Total consideration paid, less cash acquired         939,048     40,417,221
  Less stock issued to sellers                         939,048     36,923,444
                                                  -------------   -----------
  Net cash paid                                   $          0    $ 3,493,777
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

The pro forma amounts reflect the following:
- The estimated amortization of the excess of the purchase price over the fair value of net assets acquired for the year ended September 30, 2001 for
acquisitions  closed   prior  to  September   30,  2001  and accounted  for in
accordance with  APB  16, which amounted to approximately $15,500,000.
- The approximate number of shares issued to complete the acquisitions.

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

Sales or Divestitures of Non-Core Businesses

The Company developed and initiated a plan in the quarter ended June 30, 2002 that would result in the sale or divestiture of assets or closings of businesses that are not part of the Company's current strategic plan or have not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets (see "Disposals"). After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS,
Vertex Italy, Euronet and Vertex France - previously ICS France) and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Accordingly, the net assets and liabilities of these businesses are classified as net liabilities associated with subsidiaries in liquidation in the accompanying September 30, 2003 and 2002 consolidated balance sheets. While the Company expects the liquidation process to take through at least June 30, 2004, significant variations may occur based on the complexity of the entity and requirements of the respective country. In addition, following the termination of an agreement in principle to sell our North American wireless and cable installation division, we closed down this operation in July 2002. The revenues for all of these non-core businesses (sold and liquidated) were approximately $24,000,000 in 2002.

A net loss of approximately $4,400,000 was a component of the "Loss on Sale or Liquidation of Non-core Assets" in 2002. Such amount included a provision to reduce the carrying values of the net assets, including any remaining goodwill, to their estimated net realizable values and to record estimated transaction and closing costs of this plan. Retained liabilities are generally carried at their contractual or historical amounts. The ultimate amounts required to settle these retained liabilities will differ from estimates, based on contractual negotiations, and the outcome of certain legal actions and liquidation proceedings.

The following is a summary of net assets and retained liabilities as of September 30, 2003 and 2002:

                                                          2003          2002
                                                      -----------   ------------
     Cash                                             $   654,068    $  307,398
     Receivables, net                                     990,468     1,124,228
     Inventories, net                                     608,993       515,258
     Accounts payable                                  (2,959,933)   (2,604,276)
     Accrued liabilities                               (5,207,546)   (4,376,327)
     Deferred revenue                                  (1,186,486)   (1,006,001)
     Loans payable - banks                             (1,074,142)     (908,810)
     Other liabilities                                   (336,499)     (315,164)
                                                       -----------   -----------
     Net liabilities associated with
       subsidiaries in liquidation                    $(8,511,077)   $(7,263,694)
                                                       ===========   ============

At September 30, 2001, the Company's Irish subsidiary had approximately $130,000 of non-interest bearing loans payable to the Irish government that were repayable at rates linked to future revenues earned. Under the terms of the agreement, the loans were to be repaid at a rate of 4.2% of project sales made in the United States by PSS in the period from July 1998 to June 2001 and were due for repayment in the period commencing in July 1999 and ending in July 2002. If the repayments calculated as a percentage of sales are not sufficient to repay the loans in full, the Irish government may write-off the balance. PSS had not made any sales in the United States through September 30, 2003 and, thus, no repayments had been made against these borrowings nor has the Irish government agreed to write off the balance. Since the Irish subsidiary has been placed in liquidation, the remaining balance is included in other liabilities in the table above.

The results of these businesses' operations for the years ended September 30, 2003 and 2002 are not segregated from other businesses in the accompanying statements of operations as they are not considered distinct segments or discontinued operations.

The Company received notice that the liquidation of the UK companies, which were under liquidation as of September 30, 2003 and 2002, has been approved and finalized by the UK creditors as of January 5, 2004. Based on such notice, management estimates the Company will reduce net liabilities associated with subsidiaries in liquidation by approximately $1,400,000 and recognize a gain of approximately $1,200,000 in fiscal 2004.

DISPOSALS

During the year ended September 30, 2002, the Company completed the sale of the following product lines and business units:

     1) In April 2002 the Company sold the source code, documentation and all related rights to the TMS product line to Pitney Bowes in exchange for $1,650,000, which included the cancellation of the $1,000,000 Pitney Bowes promissory note and related accrued interest (See Note 10).
     In connection with this sale, Vertex eliminated 34 positions.

     2) In May 2002 the Company sold a portion of its mobile computing solutions business in Ireland in exchange for approximately $200,000 of cash and the assumption of approximately $200,000 of liabilities.

     3) In June 2002 the Company sold the source code, documentation and all related rights to the NetWeave software product line to a company established by former employees of the Company. The proceeds included approximately $500,000 in cash and the assumption of approximately $400,000 of deferred revenue liabilities.

     4) In July 2002, the Company sold the German point solutions business to AG, which is owned by one of the Company's Directors, and a related entity, in consideration for approximately $400,000, including the cancellation of the AG note payable (See Note 11) and related accrued interest.

     5) In August 2002, the Company sold DynaSys S.A., its French based advanced planning software business to MidMark Capital in consideration for $6,000,000, including the cancellation of $5,900,000 of convertible notes payable and $100,000 of related accrued interest (See Note 11). As part of this transaction, Vertex retained the right to repurchase, on February 9, 2003, 20% of the shares of DynaSys held by MidMark at the original purchase price of $120,000 paid by MidMark. The purchase price for such shares could be paid for in newly issued 10% senior secured notes or cash, at Vertex's option. This right of repurchase was subject to among other things, an initial public offering of DynaSys common stock
     in the six months following the closing  and  that  the  total   market
     capitalization of DynaSys shall be not less than $9,000,000 at the time of repurchase. Such offering did not occur and the right to repurchase has expired.

     6) During July and August, 2002, the Company also completed the sale of three additional components ofits European business: (a) the UK hardware maintenance business; (b) the Benelux point solutions and hardware maintenance businesses; and (c) the French hardware maintenance business for a total consideration of approximately $300,000.

     The aggregate net gain of approximately $1,200,000 on these transactions is included in the Loss on Sale or Liquidation of Non-core Assets component of other income (expense)in 2002.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates are those used by management to measure net liabilities associated with subsidiaries in liquidation, litigation accruals, the recoverability of intangible assets, the allowances for doubtful accounts and inventory reserves and the value of shares, options or warrants issued for services or in connection with financing transactions. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform with the 2003 presentation.

Revenue Recognition

Equipment Sales:

Revenue related to sales of equipment is recognized when the products are delivered, title has passed, the collection of the related receivable is deemed probable by management and no obligations to the customer remain outstanding.

Software License Sales:

Revenue related to software license sales is recorded at the time of shipment provided that (i) no significant vendor obligations remain outstanding at the time of sale; (ii) the collection of the related receivable is deemed probable by management; and (iii) vendor specific objective evidence
("V.S.O.E.") of fair value exists for all significant elements, including post contract customer support ("PCS") in multiple element arrangements.

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

Support and Service:

The Company accounts for revenue related to service contracts and post contract customer support over the life of the arrangements, usually twelve months, pursuant to the service and/or licensing agreement between the customers and the Company.

Deferred Revenue

Deferred revenue represents the unearned portion of revenue related to PCS and other service arrangements not yet completed and revenue related to multiple element arrangements that could not be unbundled pursuant to Statement of Position ("SOP") 97-2 "Software Revenue Recognition" or, in the case of projects accounted for using percentage of completion or completed contract accounting in accordance with SOP 81-1 "Accounting for Performance of Construction - Type and Certain Production -Type Contracts".

Inventories

Inventories are valued at the lower of cost (first-in, first-out basis) or market.

Equipment and Improvements

Equipment and improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line basis over the estimated useful lives of individual assets or classes of assets. Improvements to leased properties or fixtures are amortized over the shorter of their estimated useful lives or the related lease terms.

The estimated useful lives of depreciable assets are as follows

   Category                                Years
  ----------                              ------
  Office furniture and equipment            3-10
  Computer equipment                         3-7
  Other                                     3-10

Software Development Costs and Other Intangible Assets

Pursuant to SFAS 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, " the Company is required to charge the costs of creating a computer software product to research and development expense as incurred until the technological feasibility of the product has been established; thereafter, all related software development and production costs are required to be capitalized.

Commencing upon the intital release of a product, capitalized software costs and any costs of related purchased software are generally required to be amortized over the estimated economic life of the product or based on current and estimated future revenues. Thereafter, capitalized software costs and costs of purchased software are reported at the lower of amortized cost or estimated net realizable value. Due to the inherent technological changes in the software development industry, estimated net realizable values or economic lives may decline and, accordingly, the amortization period may have to be accelerated or impaired balances may have to be written off.

The Company had other intangible assets that were written off or that became fully amortized prior to the end of fiscal 2002 which consisted primarily of the excess of cost over the fair value of identifiable net assets of businesses acquired ("goodwill"). Until September 30, 2001, goodwill was amortized on a straight-line basis over estimated useful lives which ranged from 5 to 25 years. Effective October 1, 2001, the Company was required to adopt the provisions of SFAS 142, "Goodwill and Other Intangible Assets". Pursuant to SFAS 142, goodwill and other intangible assets with indefinite lives are no longer amortized and are subject to reduction only when their carrying amounts exceed their estimated fair values based on impairment tests that are required to be made annually or more frequently under certain circumstances. Fair values are determined based on models that incorporate estimates of future profitability and cash flows.

Impairment of long-lived assets

Under the provisions of SFAS 144, "Accounting for the Impairment of Long-Lived Assets," which became effective for the Company as of October 31, 2002, and SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was effective prior to that date, impairment losses on long-lived tangible and intangible assets that do not have indefinite lives, such as equipment and software licenses, are generally recognized when events or changes in circumstances, such as the occurrence of significant adverse changes in the environment in which the Company's business operates, indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. However, impairment losses for capitalized software costs are determined pursuant to SFAS 86 and impairment losses for goodwill and other intangible assets with indefinite useful lives are now determined pursuant to SFAS 142 as described above.

As a result of its evaluations pursuant to SFAS 86, SFAS 121 and SFAS 142, the Company wrote off approximately $19,000,000 and $78,000,000 of intangible assets in 2002 and 2001, respectively (See Note 4).

Net Earnings (Loss) Per Share

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of SFAS 128, "Earnings per Share". Basic earnings (loss) per shares is calculated by dividing net income or loss (there are no dividend requirements on the Company's outstanding preferred stock) by the weighted average number of common shares outstanding during each period.

The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of convertible securities, were issued during the period and appropriate adjustments were made for the application of the treasury stock method and the elimination of interest and other charges related to convertible securities.

As of September 30, 2003, there were 13,490,298 shares of common stock potentially issuable upon the exercise of stock options (7,597,106 shares) and the conversion of convertible securities (5,893,192 shares). However, diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had a net loss in fiscal 2003, 2002 and 2001 and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity period within three months to be cash equivalents.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by stockholders and distributions to stockholders and is reported in the Statement of Changes in Stockholders' Deficiency. Included in the Company's comprehensive income
(loss) are net income (loss), unrealized gains (losses) on investments and foreign exchange translation adjustments.

Stock-Based Compensation

SFAS 123, "Accounting for Stock-Based Compensation" provides for the use of a fair value based method of accounting for employee stock compensation. However SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by APB 25, "Accounting for Stock Issued to Employees" which requires charges to compensation expense based on the excess, if any, of the fair value of the underlying stock at the date a stock option is granted over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for employee stock options under APB 25. Accordingly, it is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" to make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting under had been applied. Such pro forma net loss was $5,152,358 ($0.13 per share); $44,850,980 ($1.26 per share) and
$125,682,128 ($4.04 per share) in 2003, 2002 and 2001, respectively (See
Note 13).

In accordance with the provisions of SFAS 123 and related interpretations of the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board (the "FASB"), all other issuances of common stock, stock options or other equity instruments to employees and non employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the Emerging Issues Task Force ("EITF") for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performances by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts that, at times, have balances that exceed the federally insured limit of $100,000, although there was no such excess at September 30, 2003. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, their dispersion across different geographic areas, and generally short payment terms. In addition, the Company closely monitors the extension of credit to its customers while maintaining allowances for potential credit losses. On a periodic basis, the Company evaluates its trade accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations.

Accordingly, management does not believe that the Company was exposed to significant credit risk at September 30, 2003.

Fair Value of Financial Instruments

The Company's material financial instruments for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, notes payable, accounts payable and net liabilities associated with subsidiaries in liquidation. In the opinion of management, cash and cash equivalents and accounts receivable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities. Due to the financial condition of the Company, management believes that the Company's notes payable, accounts payable, and net liabilities associated with companies in liquidation could be settled at less than their carrying values. However, such fair values cannot be reasonably estimated.

Foreign Currency Translation

Assets and liabilities of the Company's foreign affiliates are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the respective period. Translation adjustments are reported as a component of comprehensive income (loss).

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $26,000, $400,000 and $1,868,000 in fiscal 2003, 2002 and 2001, respectively.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

New Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this consensus in the quarter beginning July 1, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The adoption of this consensus did not have a material effect on the Company's results of operations.

In December 2002, the FASB issued SFAS 148 which amends SFAS 123 and to provide alternative methods of transition for entities that elect to switch to the fair value method of accounting for stock options in fiscal years ending after December 15, 2002. The Company has not made such an election. SFAS 148 also requires more prominent and detailed disclosures in annual and interim financial statements for stock-based compensation regardless of which method of accounting is selected. The Company has included the additional disclosures required by SFAS 148 in Note 13 to the consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Company does not hold any material derivative instruments and does not conduct any significant hedging activities.

In May 2003, the FASB issued SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provision of SFAS 150 did not have any impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements Nos. 5, 57 and 107 and a Rescission of FASB interpretation No. 34." FIN 45 among other things, clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of the initial recognition and measurement provisions of FIN 45 was required for guarantees issued or modified after December 31, 2002. Such adoption did not have a material impact on the Company's consolidated financial statements.

4. INTANGIBLE ASSETS

As of September 30, 2003, the only intangible asset of the Company that had a remaining carrying value was capitalized software costs. Information related to changes in the Company's intangible assets during the years ended September 30, 2003, 2002 and 2001 is presented separately below for intangible assets that are or were subject to amortization and intangible assets that were not subject to amortization.

Intangible assets subject to amortization as of September 30, 2003 and related changes during fiscal 2003 were as follows:

                              Estimated        September 30,    Amortization      September 30,
                                Life               2002            Expense             2003
                                               -------------    ------------     --------------
Gross Cost                      3 Years          $347,269       $      -             $347,269
Accumulated amortization                          115,756          115,757            231,513
                                                 --------        ----------         ----------
Net book value                                   $231,513        $ 115,757           $115,756
                                                 ========        ==========         ==========

Total aggregate amortization expense for 2004 is estimated to be $116,000. The Company is not anticipating any amortization expense beyond 2004.


Intangible assets subject to amortization as of September 30, 2002 and related changes during fiscal 2002 were as follows:

                                                            Additions/
                            Estimated   September 30,    Amortization                   September 30,
                              Life          2001           Expense          Disposals        2002
                            ---------    -----------      ------------      ---------   ------------
Gross Cost
   Covenant Not To Compete     2 yrs      $   300,000          -           ($300,000)(1) $         -
   Technology                  5 yrs        2,800,000          -          (2,800,000)(2)           -
   Capitalized  Software       3 yrs          444,980          -             (97,711)(3)     347,269
   Software License            5 yrs        1,028,890          -          (1,028,890)(3)           -
                                          -------------   ----------     ------------     ----------
                                          $ 4,573,870          -         $(4,226,601)     $  347,269
                                          =============   ==========     ============     ==========
Accumulated Amortization
   Covenant Not To Compete                $   237,500      $ 62,500      $  (300,000)(1)           -
   Technology                                 466,664       349,998         (816,662)(2)           -
   Capitalized Software                        24,426       132,040          (40,710)(3)  $  115,756
   Software License                           222,924       154,332         (377,256)(3)           -
                                            ---------    ----------       -----------    ------------
                                          $   951,514      $698,870(4)   $(1,534,628)     $  115,756
                                          =============  ==========      ============    ============
Net Book Value
   Covenant Not To Compete                $    62,500     $ (62,500)     $      -                  -
   Technology                               2,333,336      (349,998)      (1,983,338)(2)           -
   Capitalized  Software                      420,554      (132,040)         (57,001)(3)  $  231,513
   Software License                           805,966      (154,332)        (651,634)(3)           -
                                            ---------     ---------      ------------        -------
                                          $ 3,622,356    ($ 698,870)(4)  ($2,691,973)      $ 231,513
                                          ===========   ===========     =============      ========

(1)   The  covenant  not to compete became fully  amortized in February of 2002.
(2)   The technology intangible asset was sold in April 2002.
(3)   The software license and certain capitalized software were sold in June
      2002.
(4)   Includes $281,708 of impairment charges.

Intangible assets not subject to amortization as of September 30, 2002 and the related changes during 2002 were are follows:
                              September 30,     Additions/                               September 30,
                                   2001      Foreign  Exchange         Reductions            2002
                             --------------  -----------------       -------------      ---------------
   Cost
     Goodwill                $  27,487,656      $1,571,266(6)    $(29,058,922)(5)(7)(8)        -
     Acquired Workforce            600,000               -           (600,000)(5)              -
                             -------------    -------------       ------------        -------------
                             $  28,087,656      $1,571,266       $(29,658,922)                 -
                             =============    =============       ============

   Accumulated Amortization
     Goodwill                $   2,859,871                       $ (2,859,871)(5)(8)           -
     Acquired Workforce             80,000                            (80,000)(5)              -
                             -------------                        -------------        -------------
                             $   2,939,871                       $ (2,939,871)                 -
                             =============                       ==============
   Carrying Value
     Goodwill                $  24,627,785      $1,571,266(6)    $(26,199,051)(5)(7)(8)        -
     Acquired Workforce            520,000              -            (520,000)(5)              -
                              ------------      ----------       -------------        -------------
                              $ 25,147,785      $1,571,266       $(26,719,051)       $         -
                              ============      ==========       =============        =============

(5) Goodwill of approximately $3,000,000 and acquired workforce related to the Transcape acquisition were written off in connection with its sale in April 2002 (See Note 2).

(6) The additions to goodwill during the year ended September 30, 2002 relate primarily to the acquisition of Euronet (See Note 2), as well as foreign exchange translation adjustments on European goodwill.

(7) Goodwill reductions of approximately $4,200,000 relate to European assets sold or written off in connection with subsidiaries placed into liquidation (See
Note 2).

(8) Goodwill of approximately $19,000,000 was written off as a result of the Company's annual SFAS 142 impairment analysis performed at September 30, 2002.


The following table reflects the pro forma results of operations of the Company, giving effect to the provisions of SFAS 142 for the year ended September 30, 2002 (the year in which the remaining balances of the Company's intangible assets not subject to amortization were written off) and for the year ended September 30, 2001:

                                            Year Ended
                                        September 30, 2001
                                     ------------------------
                                       Amount      Per Share
                                     ------------ -----------
Net loss, as reported               $(122,952,102)    $(3.95)

Add back amortization                  12,375,086        .40

Additional impairment
 of goodwill charge                   (12,055,512)      (.39)
                                   --------------    --------
                                    $(122,632,528)    $(3.94)
                                   ==============    ========

There were no pro forma adjustments necessary for the years ended
September 30, 2003 and 2002.

IMPAIRMENT CHARGES RELATED TO INTANGIBLE ASSETS

2002:

As discussed in Note 3, the Company adopted SFAS 142 on October 1, 2001. The Company had just completed its assessment of the carrying values of its intangible assets at September 30, 2001 (see below) and recorded a $78,400,000
write-down.   Therefore there was no indication of further  impairments on the
Company's goodwill intangible at the time of adoption. However the Company was required to assess the value of goodwill under the provisions of SFAS 142 at least annually.

During 2002, the sharp downturn in capital spending in the Company's major markets continued to negatively impact our core businesses, resulting in substantially lower than expected revenues, additional operating losses and a concomitant shortfall in working capital. Significantly lower valuations for companies within our industry were commonplace and our stock price declined precipitously. At September 30, 2002, our market capitalization had dropped to approximately $2,000,000, while our net book value (pre goodwill write off) was a deficit of $7,000,000.

Based upon these indications, the belief that the decline in market conditions within our industry was significant and permanent, and the consideration of all other available evidence, the Company determined that an impairment of goodwill existed at September 30, 2002 and we recorded a $19,000,000 write-down of the remaining goodwill.

2001:

As of September 30, 2001, the Company performed an assessment of the carrying values of its intangible assets recorded in connection with all of its acquisitions. This assessment was initiated because of the significant negative economic trends impacting our operations at that time, lower expected future growth rates, a decline in our stock price, and significantly lower valuations for companies within our industry. Additionally, at the time of our analysis, the net book value of the Company's assets significantly exceeded its market capitalization. Market capitalization is the product of (i) the number of shares of common stock issued and outstanding and (ii) the closing market price of the common stock. At September 30, 2001, with approximately 35,000,000 common shares issued and outstanding and a closing common stock price of $1.03 per share, our market capitalization approximated $36,000,000, as compared to our book value of approximately $92,000,000 (prior to a write down). Based upon these indications, the belief that the decline in market conditions within our industry was significant and permanent, the consideration of all other available evidence, and, in particular, the methodology described below, the Company determined that the fair market value of these assets was less than their carrying value.

The Company's intangible assets are associated with specific identifiable acquisitions and their respective product lines. However, as of September 30, 2001 we expected future cash flows from these acquisitions and products to be significantly less than our initial expectations. The fair value assessment of intangible assets was determined by discounting the Company's estimates of the expected future cash flows related to these assets when the non discounted cash flows indicated that the long-lived assets would not be recoverable. The rate used to discount our cash flow expectations was based on our risk adjusted estimated cost of capital. After considering all of the above, we recorded a $78,400,000 write-down of the intangible assets, which was equal to the amount in excess of the estimated fair market value of the respective assets as of September 30, 2001.

Also at September 30, 2001, the Company performed an assessment of the carrying values of its capitalized software costs. This assessment was initiated in light of new product developments and changes in marketing strategies that included the discontinuation of certain products. The total of the capitalized software costs written off in fiscal 2001 was approximately $621,000.


5. INVENTORIES

Inventories consist of the following:

                                              September 30,
                                          2003          2002
                                       ---------    -----------
  Raw materials                         $537,337       $713,295
  Work in process                              0         66,414
  Finished goods and parts                     0        161,648
                                        --------     ----------
  Totals                                $537,337       $941,357
                                        ========     ==========

Total inventories were net of valuation allowances of $50,504 and $271,267 at September 30, 2003 and 2002, respectively.

At September 30, 2003 and 2002 inventories of the European operations in liquidation amounted to approximately $609,000 and $515,000 at September 30, 2003 and 2002, respectively, and are presented on the balance sheet in net liabilities associated with subsidiaries in liquidation.

6. EQUIPMENT AND IMPROVEMENTS

                                                     September 30,
                                                    2003         2002
                                                 ---------   ----------
     Office furniture and equipment            $   728,568  $   728,568
     Computer equipment                            538,349      535,568
     Other equipment                               123,484      123,484

                                                 ---------    ---------
     Totals                                      1,390,401    1,387,620

     Accumulated depreciation and amortization  (1,320,152)  (1,200,546)
                                                -----------  ----------

     Net equipment and improvements            $    70,249  $   187,074
                                                ===========  ==========

7. OTHER ASSETS

Other assets consist of the following:

                                    September 30,
                                2003             2002
                              --------         --------
Security deposits             $111,273         $114,775
Other                               -            52,190
                              --------          -------
                      Totals  $111,273         $166,965
                              ========          =======

8. BANK LINES OF CREDIT

The Company had several foreign lines of credit, which allowed it to borrow in the applicable local currency. These lines of credit were concentrated in Germany, Italy and the United Kingdom. The Company's lines of credit generally were collateralized by the accounts receivable of the borrowing subsidiary. None of these lines of credit were available as of September 30, 2003 and 2002 as the subsidiaries have either been sold or placed in liquidation
(See Note 2). Amounts outstanding at September 30, 2003 and 2002 are classified in net liabilities associated with subsidiaries in liquidation.

9. SENIOR CREDIT FACILITY

In November 2001, the Company closed on a $2,000,000, 7% convertible note payable with Laurus Master Fund, Ltd ("Laurus"), collateralized by certain North American accounts receivable, with an original maturity date of
November  30, 2003.   The  Note was convertible into Vertex common shares,
which the Company was required to register, at the lower of (i) $0.85 per share (2,352,941 shares) or (ii) 88% of the eight lowest closing prices during
the thirty   days   prior  to  the  conversion  date.  These conversion rates
were subject to certain antidilution provisions.

In February 2002, the Company and Laurus amended and restated the convertible
note   payable  and  entered  into  a  Senior  Credit Facility with a maximum
borrowing  availability   of  $2,405,000 and a maturity date of November 30,
2003. The borrowings under this facility were collateralized by all of the North American accounts receivable of the Company and by all of the tangible and intangible assets of the Company and its North American subsidiaries and a subordinated lien on certain open assets. Interest accrued on the outstanding balance at 1.67% per month and the Company paid a management fee equal to 1.5% of all purchased invoices under the Accounts Receivable Purchase Agreement. As of September 30, 2002, there was an outstanding balance of $145,736 under the Laurus Senior Credit Facility.
In December 2002, the Company repaid the remaining balance and terminated the agreement.

In connection with the original agreement, the Company also issued options to purchase 180,000 of the Company's Common Stock at $1.284 per share to the lender valued at $162,000 (See Note 13). Due to an imbedded beneficial conversion feature, the Company incurred a non-cash interest charge of approximately $1,200,000 in November 2001, which included the value of the options. The cash transaction costs of $219,000 associated with the closing of these transactions were included in other assets as deferred financing costs, and were being amortized to interest expense over the original term of the facility. However as a result of the agreement to terminate the facility, the remaining balance of the deferred financing costs was charged to expense in the fourth quarter of fiscal 2002.

10. NOTES PAYABLE TO UNRELATED PARTIES


Notes payable to unrelated parties consist of past due notes payable to the following:

                                              September 30,
                                          2003          2002
                                       ---------    -----------
  Renaissance  Software, Inc.         $1,227,500     $1,227,500
  Divisions of Genicom International     375,000        375,000
  Aryeh Trust                            266,736
                                        --------     ----------
                                      $1,869,236     $1,602,500
                                       =========     ==========

The Company issued approximately $1,500,000 in promissory notes payable, bearing interest at 8%, in connection with the purchase of Renaissance Software, Inc. ("Renaissance") in fiscal 2000 which were originally due on June 30, 2001. On August 9, 2001, the Company renegotiated the terms of these notes and, in return for 147,000 shares of stock (with a fair market value of approximately $162,000) the notes became payable as follows:
$250,000 was due on August 15, 2001, and the remaining balance, plus accrued interest from June 30, 2001, was due on September 30, 2001. The Company paid the August 15, 2001 installment and, has not paid the remaining past due balance as of January 15, 2004.

In connection with the purchase of the assets and business of three former European service and maintenance divisions of Genicom International in October 2000, the Company paid approximately $2,000,000 in cash at closing and agreed to make a deferred cash payment of $500,000 that was due on September 1, 2001. The Company paid $125,000 in December 2001 and had not paid the remaining $375,000 balance as of January 15, 2004. At September 30, 2003, 4,166,667
shares of Vertex common stock collateralized the  unpaid balance.

In December 2002, Vertex, through XeQute PLC, closed a $500,000 Bridge Loan arranged by CSS whereby it borrowed $250,000 from both Aryeh Trust, an unrelated party, and Midmark, a related party. The terms of the Bridge Loan are described in Note 11.

In connection with an acquisition in September 2001, the Company assumed certain notes payable to banks and other entities. These notes payable had an aggregate balance of $435,000 at September 30, 2001. Approximately $90,000 of these notes were settled through the issuance of 68,933 shares of Vertex common stock and the balance was paid in cash in fiscal 2001.

On   February   1,   2002,  the Company closed  on  a  $1,000,000  promissory
note  with  Pitney  Bowes, which was payable on demand  after February
15,   2002, with   interest  at  12%.  This  note  was collateralized by first or subordinated liens on all of the tangible and intangible property of the Company. In April 2002, this note was cancelled in connection with the
Company's sale  of source code, documentation   and all  related rights to
the TMS product line to Pitney Bowes (See Note 2).

11. RELATED PARTY TRANSACTIONS

NOTES AND CONVERTIBLE NOTES PAYABLE

Notes and convertible notes payable to unrelated parties consist of past due or demand notes payable to Midmark as follows:


                                            September 30,

                                     2003                   2002
                                     ----                   ----
10% convertible notes            $ 1,814,324          $  1,814,324
Convertible loan note                480,000                    -
Demand notes                       3,701,900             2,588,900
Grid note                            143,948                    -
Bridge loan                          250,000                    -
                                 -----------          -------------
                                 $ 6,390,172          $  4,403,224
                                 ===========          =============


Midmark is a shareholder of the Company and certain
Midmark Managing Directors have served as directors of the Company. In June 2001, November 2001 and again in
January 2002, the Company issued in the aggregate $5,500,000 of convertible notes payable to Midmark. These notes were to automatically convert into shares of Vertex common stock on the day that the Company obtained the requisite shareholder approval for the issuance of shares upon conversion to Midmark.
In the event that shareholder approval was not obtained by September 30, 2003, the principal amount plus any accrued interest (at the prime rate) would become immediately due and payable. The notes were to convert, subject to future events, into (i) Vertex common stock at a future market price no higher than $1.31 per share or (ii) 5,500 shares of Series "C" Preferred Stock, which were convertible into 6,545,000 common shares at $0.84 per share. The Company was required to register the underlying common shares.
In the event of a shareholder rejection, or prepayment prior to shareholder approval, the interest rate on the notes would have increased retroactively to 14%.

In March 2002, the Company agreed to amend the agreement related to the $5,500,000 of convertible notes payable issued in June 2001.
The amendment removed both the requirement for shareholder approval and the automatic conversion feature, and set the maturity date for September 30, 2003. Concurrent with the amendment of these notes, Midmark elected to convert approximately $782,000 of principal and $218,000 of accrued interest into 997 shares of Series "C" preferred stock. The remaining principal balance of the convertible notes payable of $4,718,717 and accrued interest at prime were convertible into Series "C" preferred shares at a conversion price of $1,000 per share. The Series "C" preferred shares in turn were convertible into shares of common stock at $0.84 per share.

In November  2001, the Company issued $3,000,000 of
10% convertible notes payable, with an original maturity date of September 30, 2003, to Midmark that would have been convertible into 3,000 shares of Vertex Series "C" Preferred Stock at the option of Midmark on the day that the Company obtained the requisite shareholder approval for the issuance of Series "C" Preferred Stock upon conversion to Midmark. Midmark could have converted the Series "C" Preferred Shares into 3,570,026 shares of Vertex common stock at $0.84 per share. The Company was required to register the underlying common shares. In the event of a shareholder rejection, or prepayment prior to shareholder approval, the interest rate on the notes would have increased retroactively to 14%.

On August 9, 2002, the remaining principal balance of $4,718,717 of the convertible notes and $1,185,176 of the $3,000,000 of 10% convertible notes were fully settled in connection with the sale of the Company's French based advanced planning software business to Midmark. The remaining $1,814,324 of past due 10% convertible notes payable at September 30, 2003 and 2002 are collateralized by all tangible and intangible property of the Company, except that the holders have executed in favor of certain senior lenders a subordination of their right of payment under the convertible notes and the priority of any liens on certain assets, primarily accounts receivable.

In December 2002, XeQute received an additional $480,000 from Midmark under a Convertible Loan Note with terms similar to the 10% convertible note payable described above. The Convertible Loan Note would have automatically converted into Non-Voting Shares of XeQute PLC at $0.672 per share when a minimum subscription of $480,000 of a proposed but now aborted Private Placement had been reached.

The conversion rates of all of the above Midmark notes are subject to certain antidilution provisions.

The Company borrowed an additional $2,588,900 during the year ended September 30, 2002, and an additional $1,113,000 (including $425,000 restricted for usage on XeQute obligations) during the year ended September 30, 2003, from Midmark under nonconvertible notes that are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to Midmark under the agreement related to the convertible notes payable described above.

During October, 2002, Vertex also executed a Grid Note which provides for up to $1,000,000 of availability from Midmark, This note will be funded by the proceeds, if any, from the sale of any shares of Vertex common stock held by Midmark.
This note is payable on demand, carries interest at the rate of 10% per annum and is secured by the same collateral in which the Company previously granted a security interest to Midmark under an agreement related to the convertible notes payable described above. In consideration of Midmark providing this facility, the Company agreed to issue warrants to purchase a number of unregistered shares equal to 120% of the number of tradeable shares sold by Midmark to fund such note, at a purchase price per share equal to 80% of the price per share realized in the sale of shares to fund the Grid Note. As of January 15, 2004, the Company had borrowed $226,000 under this arrangement, of which $143,900 had been borrowed as of December 31, 2003. As a result of the borrowings through September 30, 2003, the Company was obligated to issue to Midmark warrants to purchase 2,470,140 shares of common stock.
The fair value of the warrants issuable to Midmark was not material.

In December 2002, Vertex, through XeQute PLC, closed a $500,000 Bridge Loan arranged by CSS whereby it borrowed $250,000 from both Midmark and Aryeh Trust, an unrelated party (See Note 10). The Bridge Loans are to be repaid with proceeds from a proposed private placement funding. The Bridge Loans matured on June 9, 2003. The Company has agreed to continue paying interest at the original rate of 3% per month, with the principal to be repaid when funds become available. The Bridge Loans are secured by a first security interest in all of the assets of XeQute. The lenders were each granted warrants to purchase shares of XeQute PLC as part of the consideration for this loan. The interest charge relating to the fair value of these warrants was not material and was recognized over the original term of the Loan.
Upon the receipt of the minimum subscription amount for a private placement by XeQute PLC, Midmark has agreed to relinquish its security interest in the assets of XeQute, in exchange for warrants to purchase 250,000 common shares of XeQute PLC which are presently owned by Vertex. Midmark has agreed that it will vote any shares which it may acquire through the exercise of the warrant in accordance with the directions of Vertex. However, it will retain its security interest in the shares of XeQute PLC owned by Vertex and in all of the assets of Vertex.

As of January 15, 2004, the Company was in discussions to renegotiate all of the terms of the outstanding obligations to Midmark.

In  July   2001, the Company issued a $359,375 convertible  note payable   to
PARTAS AG, which is owned by one of its Directors. This note was to automatically convert into 250,000 shares of Vertex common stock on the day that the Company obtained the requisite shareholder approval for the
issuance   of   shares   to  PARTAS   AG.  Since shareholder  approval  was not
obtained by February 22, 2002, the principal amount plus the accrued interest (at prime rate) became immediately due and payable. On July 31, 2002 this convertible note payable was fully settled with the sale of the German point solutions business to PARTAS AG (See Note 2).

OTHER RELATED PARTY TRANSACTIONS

In March 2003, the Company's subsidiary XeQute entered into an "Authorized Marketing Program Partnership Agreement" with Core eBusiness Solutions LLC ("Core"), a company that employs certain former employees of the Company. This agreement provided Core with the exclusive rights to market and sell certain of XeQute's warehouse management software in the United States and Canada.

However, in June 2003, XeQute and Core mutually agreed to rescind this agreement and renegotiate a non-exclusive marketing agreement, which had not been finalized as of January 15, 2004.


12.  OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities consist of the following:

                                                   September 30,
                                                  2003       2002
                                              ----------   ----------
  Professional fees                           $1,088,055   $1,198,343
  Remaining obligations on terminated leases   1,402,984    1,402,984
  Sales and other taxes, excluding income
   and payroll                                    57,379       55,005
  Income taxes                                   270,863      228,171
  Project costs                                      -         75,608
  Accrued interest                             1,238,936      474,468
  Other                                          812,542      499,146
                                              ----------   ----------
                                              $4,870,759   $3,933,725
                                              ==========   ==========

13.  STOCKHOLDERS' DEFICIENCY

On August 31, 2000, the Company purchased all rights to the NetWeave software product from Netweave Corporation. Consideration for the software was 80,386 shares of Vertex stock, which at the time of the transaction had an aggregate fair market value of approximately $1,000,000, and the cancellation of approximately $71,000 of debt. The total cost of this software was included in other assets and was being amortized over the five year estimated life of the product until the Netweave product line was sold in June 2002 (See Note 2). Prior to the acquisition, the Company sold the Netweave software under a licensing agreement with NetWeave Corporation. For the year ended September 30, 2001, the NetWeave software product generated revenues of approximately $776,000.

During December 2000, the Company closed on the sale of 1,124,461 unregistered common shares, together with 337,341 options to purchase common stock at $7.50, through a private placement offering, resulting in net proceeds (after deducting cash issuance costs of $562,000) of approximately $5,053,000. All of the common shares issued in this private placement offering were registered under the Securities Act of 1933 in February 2001.

In January 2001, the Company issued 398,000 shares of common stock, which had a fair market value of $2,274,000, in settlement of $1,500,000 of notes payable and other obligations to the sellers of the Portable Software Solutions ("PSS") Group, which was purchased by Vertex in September 1999.

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

In addition, the Company granted options to financial advisors to purchase an aggregate of 289,678 common shares at prices ranging from $1.44 to $5.00 per share, which were fully earned and exercisable on completion of the December 2000 and April 2001 private placement offerings discussed above. The fair value of these options was approximately $922,000 and was determined in accordance with SFAS 123 using the Black-Scholes formula. This amount was recorded as additional paid-in capital, as well as a direct charge against equity as a cost of the private placement offerings.

In   November  2001, the Company granted options to Laurus, the senior credit facility lender, to purchase an aggregate of 180,000 common shares at $1.284 per share. The fair value of these options was approximately $162,000, and was determined in accordance with the Black-Scholes option-pricing model. This amount was recorded as additional paid-in capital, as well as interest expense with the beneficial conversion feature (See Note 9).

In January 2002, the Company issued 102,663 shares with a fair market value of $122,000 to an employee to settle an obligation for deferred compensation.

Also in January 2002, the Company granted options to purchase an aggregate 1,800,000 shares of common stock at $0.80 per share in connection with the settlement of certain litigation. Such options had a fair value of approximately $1,440,000. The Company also placed an equivalent number of common shares into escrow to be available upon exercise of these options.
Of the 1,800,000 shares placed  into  escrow,  1,500,000   were  unregistered
shares.  The settlement  agreement also required  the  Company   to register
these shares by April 30, 2002, or an additional monthly cash payment would be required until the shares are registered. The Company has not registered these shares and has not made additional monthly cash payments and, as part of the settlement agreement, three consent judgments have been entered against Vertex (See Note 16 - Settled Litigation).

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

In July 2002, the Company issued 410,304 shares to its 401k Retirement Plan (See Note 14) in satisfaction of its calendar 2001 matching contribution obligation of approximately $380,000. In addition, to enable the Plan to fund certain withdrawal requests, the Company purchased 47,657 shares from the Plan at a cost of $22,071 and put them into treasury.

In May 2003 the Company issued 1,000,000 common shares, which had a fair market value of approximately $40,000, to an investment advisor to assist in the Company's fund raising efforts.

Effective July 31, 2003, the Company completed the sale of  10,000,000 shares of its common stock, which had a fair market value at that time of approximately $400,000, to AMC. Payment for this purchase by AMC was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can use or sell to others for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year. The trade credits were valued at the fair market value of the shares issued by the Company of $400,000 and classified as unearned income, which is a separate component of stockholders' deficiency in the accompanying consolidated balance sheet as of September 30, 2003. The unearned credits will be offset as the trade credits are used.

In addition, the Company agreed to loan AMC $150,000 of which $10,000 was delivered at closing; $40,000 was delivered in August 2003; $50,000 was to be delivered by September 10, 2003 and $50,000 was to be delivered by October 10, 2003. The
Company did not make the September or October payments. This loan will be repaid exclusively from funds received from the sale by AMC of its 10,000,000 shares of the Company's Common Stock. The Company is required to register these shares within six months of the closing.


Preferred Stock

Series "A"

In connection with the Transcape acquisition in February 2001 (See Note 2), the Company issued 1,356,852 shares of Series "A" Preferred Stock. Each outstanding share of Series "A" Preferred Stock is convertible at any time, at the option of the holder, into common stock on a one for one basis.
All of the common shares issuable on conversion of the Series "A" Preferred Stock must be registered by the Company.

Series "B"

In   October  2001, the Company raised $1,000,000 in cash  through the issuance and  sale of 1,000 shares of Series "B"  Convertible Preferred
Stock to  Pitney Bowes,  with each share of  Series  "B" Preferred being
convertible at any time into  1,190 shares  of  common  stock   at a  price
of $0.84 per  share.  The Company  must register  all  of the common shares
issuable on conversion of the  Series  "B" Preferred  Stock.   In
connection with this transaction Pitney Bowes had nominated Michael Monahan to Vertex's Board of Directors. He served as a Director from November 15, 2001 until his resignation on February 21, 2002.

Series "C"

In   March   2002,  the  Company issued 997 shares  of  Series  "C"
Convertible Preferred Stock to Midmark upon conversion of approximately $997,000 of convertible notes payable and accrued interest (See Note 11).
Each outstanding share of Series  "C"   Preferred  is convertible at any time
into 1,190 shares of common stock at a price of $0.84 per share. The Company must register all of the common shares issuable on conversion of the Series "C" Preferred Stock.

All of the preferred stockholders are entitled to vote their shares as though such conversion had taken place. In addition, preferred stockholders are not entitled to preferred dividends, but are entitled to their pro rata share of dividends, if any, declared on common stock under the assumption that a conversion to common stock had occurred.

Stock Option Plan

The Company has an Incentive Stock Option Plan (the "Plan") that provides for the granting of options to employees, directors, and consultants to purchase shares of the Company's common stock. During fiscal 2001, the Company's Board of Directors approved an increase in the number of shares available for issuance from 4,000,000 to 8,000,000. The Company is required to register the additional 4,000,000 shares issuable pursuant to options exercised. The Company intends to register the shares as soon as possible. Options granted under the Plan generally vest over five years and expire after ten years. The exercise price per share may not be less than the fair market value of the stock on the date the option is granted. Options granted to persons owning more than 10% of the voting shares of the Company may not have a term of more than five years and may not be granted at less than 110% of fair market value.

The following table summarizes the common stock options granted, cancelled or exercised under the Plan:

                              2003                 2002                   2001
                       ------------------   -------------------   ------------------
                       Common   Weighted    Common    Weighted    Common    Weighted
                       Stock     Average     Stock    Average      Stock    Average
                      Options   Exercise    Options   Exercise    Options   Exercise
                                  Price                Price                 Price
                      --------  --------    -------   --------    -------   --------
  Outstanding at
   beginning of year  3,269,000   $3.72    4,691,100   $4.81     3,257,600    $5.95
  Granted                     -            2,141,168     .66     2,094,000     3.28
  Exercised                   -           (1,676,168)   (.60)     (238,600)   (1.14)
  Cancelled          (1,441,000)   4.04   (1,887,100)  (5.73)     (421,900)   (8.07)
                     -----------           ---------             ---------
  Outstanding at
   end of year        1,828,000    3.37    3,269,000   $3.72     4,691,100    $4.81
                      =========            =========             =========

  Exercisable at
   end of year        1,359,500    3.14    1,645,200   $3.59     1,038,800    $4.57
                      =========            =========             =========
  Weighted average
   fair value of
   options granted
   during the year                $ -                  $ .58                  $2.14


The following table summarizes information on stock options outstanding under the Plan at September 30, 2003:

                           Options Outstanding                Options Exercisable
                     ---------------------------------       ----------------------
                       Options                Weighted
                     Outstanding  Weighted    Average       Options        Weighted
                         at       Average     Remaining     Exercisable    Average
  Range of Exercise  September    Exercise    Contractual  at September   Exercise
      Prices         30, 2003      Price      Life          30, 2003       Price
------------------   ---------    --------    ----------    -----------    -------
  $.27 to $1.50       870,000    $  .96         7.36        660,000        $ .91
  1.51 to 2.25        153,500      1.72         4.29        124,500         1.74
  2.26 to 3.40        177,500      2.42         7.61         71,000         2.42
  3.41 to 5.00        342,000      3.91         5.78        318,000         3.90
  5.01 to 7.65            -          -            -             -             -
  7.66 to 11.50        80,000      8.63         7.31         51,000         8.62
  11.51 to 15.88      205,000     12.74         6.56        123,000        12.74
                      -------                              --------
                    1,828,000      3.37                   1,347,500         3.14
                    =========                             =========


Other Stock Options

In addition to the stock options granted under the "Plan" discussed above, the Company periodically grants stock options to non-employees in consideration for services rendered, as well as for services to be rendered. Options issued for services rendered were accounted for under SFAS 123 and EITF Issue 96-18, using the Black-Scholes option pricing model to determine their fair value. In fiscal 2001, options for 467,561 shares were granted to non-employees, which resulted in an increase in additional paid-in capital of approximately $665,000 and non-cash expenses of approximately $474,000 and non cash acquisition costs of $191,000. In certain instances, options issued for services to be rendered are contingent upon specific performance by the grantee, and will be valued when performance is completed.

In connection with the purchase of Renaissance in fiscal 2000, the Company assumed 535,644 outstanding stock options of Renaissance employees. The fair value of the vested portion of these options amounted to $6,217,472 and was included as part of the consideration paid for Renaissance. The unvested portion of these options was $461,000 and was included as deferred compensation in stockholders' equity and was amortized as compensation expense over the remaining vesting period.

In connection with the purchase of ATS in December 2000, the Company assumed 153,600 outstanding stock options of ATS employees. The fair market value of the vested portion of these options amounted to $620,000 and was included as part of the consideration paid for ATS. The unvested portion of these options was $44,000 and was included as deferred compensation in stockholders' equity and was amortized as compensation expense over the remaining vesting period.

During fiscal 2001, the Company granted non-qualified options to purchase 595,200 shares to various employees in connection with their employment by the Company.

The following table summarizes common stock options granted, cancelled and exercised in addition to those in the Plan:

                                2003                 2002                  2001
                         -------------------  --------------------  -------------------
                                  Weighted              Weighted             Weighted
                        Common    Average     Common    Average     Common   Average
                        Stock     Exercise    Stock     Exercise    Stock    Exercise
                        Options   Price       Options   Price       Options  Price
                        -------   --------    -------   --------    -------  ---------
  Outstanding at
   beginning of year   6,130,673    $3.37     4,572,392    $4.31   3,390,236    $3.88
  Granted                    -                1,680,000      .85   1,764,877     5.50
  Exercised                  -                      -        -       (198,881)  (3.22)
  Cancelled             (240,117)    1.32      (148,719)   (3.63)   (383,840)   (6.55)
                       ----------             ----------            ---------
  Outstanding at
   end of year         5,890,556     3.45     6,103,673    $3.37   4,572,392    $4.31
                       ==========             ==========           ==========

  Options exercisable  5,769,106    $3.33     5,937,673    $3.21   4,203,892    $4.10
                       ==========             ==========           ==========

Pro-forma SFAS 123 Disclosure

As permitted by SFAS 123, the Company accounts for its stock option plans using the intrinsic value method under APB 25 and, accordingly, does not recognize compensation cost for options with exercise prices at or above fair market value on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date using a fair value pursuant to SFAS 123, net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below:

                                    2003           2002            2001
                               -------------  --------------   --------------
  Net loss-as reported          $(3,650,353)   $(44,774,379)  $(122,952,102)
  Deduct total stock -
      based employee
      compensation expense
      determined under a
      fair value based
      method for all
      awards net of related
      tax effects                 1,502,005          76,601       2,730,026
                                 -------------  ------------   --------------
  Net loss--pro-forma           $(5,152,358)   $(44,850,980)  $(125,682,128)
                                 =============  ============   ==============

  Loss per share--as reported        $(0.09)         $(1.26)         $(3.95)
  Loss per share--pro-forma           (0.13)          (1.26)          (4.04)

The fair value of each option granted is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used in fiscal 2002 and 2001 (no options were issued in fiscal 2003):


                                          2002      2001
                                       ----------- ----------
  Expected dividend yield                 0.00%     0.00%
  Expected stock price volatility       134.88    106.35
  Risk-free interest rate                 4.00      4.50
  Expected life of options             3 years   3 years

The effects of applying SFAS 123 and the results obtained through the use of the Black-Scholes option-pricing model used are not necessarily indicative of future values.

Registration Requirements

The Company is obligated to register under the Securities Act of 1933 certain common shares issued or issuable in connection with acquisition agreements, private placements, the exercise of options and warrants and the conversion of notes payable and preferred stock. At September 30, 2003, the Company was obligated to but had been unable to register approximately 16,500,000 common shares then outstanding. The Company intends to register the shares as soon as possible.

Warrants Issued by XeQute PLC

As of December 31, 2003, XeQute PLC had issued warrants for the purchase of shares of its common stock to Midmark, Aryeh Trust and CSS in connection with certain financing agreements. The total of the fair value of the warrants at the respective dates of issuance was not material. If all of the warrants had been exercised as of September 30, 2003, the Company's ownership interest in XeQute PLC would have decreased from 100% to approximately 90%.

14. RETIREMENT PLANS

The Company and certain of its subsidiaries maintain a 401(k) retirement plan, which is a defined contribution plan covering substantially all employees in the United States. During fiscal 2001, all subsidiary plans were merged into the Company's plan. Eligible employees can contribute up to 17% of their compensation not to exceed Internal Revenue Code limits. In fiscal 2001, the Company amended its plan to require matching contributions of 50% of the employees' contribution up to 3% of gross pay. The Company's contribution will be funded after each calendar year end in either cash or in Vertex stock, at the Company's option. Prior to fiscal 2001, the various plans provided for matching contributions based on management's discretion. The Company accrued contributions for the years ended September 30, 2003, 2002 and 2001 of approximately $80,000, $202,000 and $290,000, respectively. As explained in Note 13, the Company funded its required matching contribution for the calendar year ended December 31, 2001 through the issuance of 410,304 common shares.

15.  INCOME TAXES

The components of the income tax provision included in the accompanying consolidated statements of operations for the years ended September 30, 2003, 2002 and 2001 consist of the following:

                                   2003          2002         2001
                               -----------  ------------  ----------
 Current:
  Federal                      $     -       $      -    $       -
  Foreign                            -         134,473      131,007
  State                              -             370       19,469
                               -----------   ----------  -----------
  Total Current                      -         134,843      150,476
                               -----------   ----------  -----------
Deferred:
  Federal                            -              -            -
  Foreign                            -              -            -
  State                              -              -            -
                               ----------    ----------  -----------
  Total Deferred                     -              -            -
                               ----------    ----------  -----------
  Total income tax provision         -       $ 134,843     $150,476
                               ==========    ==========  ===========

The net deferred tax assets in the accompanying consolidated balance sheets as of September 30, 2003 and 2002 consist of temporary deficiencies related to the following:

                                            September 30,
                                    -----------------------------
                                        2003              2002
                                    -------------   -------------
  Deferred tax assets:
   Allowance for doubtful accounts   $   196,234    $    406,315
   Inventory                             179,155         271,620
   Net operating loss carryforwards   21,695,108      19,514,641
   Capital loss carryforwards          1,850,296       1,850,296
   Accrued expenses                    1,055,638       1,791,904
                                     ------------    ------------
  Total deferred tax assets           24,976,431      23,834,776
                                     ------------    ------------
  Deferred tax liabilities:
   Depreciation                          (18,633)        (18,633)
   Capitalized software costs            (49,775)        (91,413)
   Deferred revenue                           -         (23,664)
                                     ------------    ------------
  Total deferred tax liabilities         (68,408)       (133,710)
                                     ------------    ------------
  Valuation allowance                (24,908,023)    (23,701,066)
                                     ------------    ------------
  Net deferred tax assets            $        -      $        -
                                     ============    ============

Deferred tax assets arise from the tax benefit of net operating and capital loss carryforwards which are expected to be utilized to offset taxable income and from temporary differences between the recognition in financial statements and tax returns of certain inventory costs, bad debt allowances on receivables, depreciation on fixed assets and amortization of certain intangible assets.

A valuation allowance on the net deferred tax assets has been provided based on the Company's assessment of its ability to realize such assets in the future. For the years ended September 30, 2003, 2002 and 2001 the valuation allowance for net deferred tax assets increased by $1,206,957, $10,359,502 and $11,105,765, respectively, as a result of net changes in temporary differences.

The Company believes that as of September 30, 1999, an ownership change under Section 382 of the Internal Revenue Code occurred. The effect of the ownership change would be the imposition of annual limitations on the use of the net operating loss carryforwards attributable to the periods before the change.

At September 30, 2003, the net operating loss carryforwards available to offset future taxable income consist of approximately $50,100,000 in Federal net operating losses, which will expire in various amounts through 2023, and state net operating losses of approximately $51,700,000 which will expire in various amounts through 2010. These net operating losses also may be limited due to ownership changes, the effect of which has not yet been determined by the Company. Total net operating losses available in foreign jurisdictions are approximately $3,800,000, none of which relate to periods prior to the acquisition of certain subsidiaries by Vertex. When the Company utilizes pre-acquisition net operating losses, the benefit will be reflected as a reduction of goodwill related to the respective subsidiary. No pre-acquisition net operating losses were utilized during fiscal 2003, 2002 and 2001. Based on the fact that the remaining European subsidiaries are in liquidation, the Company does not anticipate utilizing the European net operating losses.
The capital loss carryforward at September 30, 2003 of $4,600,000 has no expiration date, but utilization is limited to the extent of capital gains generated by the Company.

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                     2003         2002        2001
                                    -------     --------    -------
  Statutory rate                     34.0%       34.0 %        34.0 %
  Effect of:
   Valuation allowances             (34.0)      (23.2)         (8.4)
   Permanent differences                -       (10.8)        (26.8)
   State income taxes, net              -        (0.3)          1.1
                                    -------     --------    -------
  Effective income tax rate           (0%)       (0.3%)        (0.1%)
                                    =======     ========    ========

For 2003, 2002 and 2001, the primary permanent differences relate to the impairment and amortization of goodwill and the in-process research and development write-off which are not deductible for tax purposes.

There are no undistributed earnings of the Company's foreign subsidiaries at September 30, 2003. In the event of a distribution of foreign earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

16.  COMMITMENTS AND CONTINGENT LIABILITIES

Leases

The Company and its subsidiaries lease office facilities and certain office equipment under operating leases that expire at various dates through 2008.

Rent expense for the years ended September 30, 2003, 2002 and 2001 was approximately $275,000, $2,300,000 and $2,645,000, respectively.

During the year ended September 30, 2002, the Company sold and closed down various businesses. In connection with these dispositions of non-core businesses, the Company abandoned certain facilities and terminated leases at a cost of approximately $1,100,000. As a result of these sales and the accrual of the remaining terminated lease obligations, the minimum lease payments (including common area maintenance charges) under non-cancellable operating leases as of September 30, 2003, that have initial or remaining terms in excess of one year are as follows:

2004   $193,248
2005    176,000
2006    191,875
2007    171,375
2008    111,083
       --------
       $843,581
       ========

In October 2003, the Company consolidated its offices into one building in South Plainfield, and subleased a portion of its office space in Paramus commencing December 1, 2003. The sublease, which requires rental payments of approximately $37,000 per year, expires in May 2008. The Company was able to cancel the remaining portion of the Paramus lease effective January 1, 2004.

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

c) As part of the settlement entered into between the Company and three former principals of a company acquired by Vertex in 2000, consent judgments in the amount of approximately
$1,000,000 each were entered against Vertex on July 19, 2002.
The incremental liability has been included in other expense (provision for litigation) for the year ended September 30, 2002. The Company is currently negotiating with the former owners to accept forms of payment other than cash. However, there can be no assurance that a non-cash settlement will be concluded.
In July 2002, the former owners obtained a court levy upon several of the Company's bank accounts, placing a hold on approximately $70,000 of the Company's funds. The Company, together with its secured lenders, objected to the turnover of these funds, however a turnover order was granted by the court in October 2002.

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

Employment Agreements and Other Commitments

The Company has employment agreements with certain key employees, which automatically renew on an annual basis, unless otherwise terminated by either party. Such agreements provide for minimum salary levels (approximately $665,000 as of September 30, 2003) as well as for incentive bonuses. As of September 30, 2003, two employees who have employment agreements, are on furlough from the Company.

On September 27, 1999 the Company entered into a five-year investment banking agreement with MidMark, which requires the Company to pay annual fees of $250,000 per annum. Effective August 13, 2002, concurrent with the resignation of the two Midmark directors from the Vertex Board of Directors, this agreement was terminated.

Effective October 1, 1999, Edwardstone & Company ("Edwardstone") entered into an agreement with the Company pursuant to which Edwardstone agreed to provide the services of Messrs. Biermann and Toms to act as the Executive Chairman and Chief Executive Officer of the Company. Such agreement provided for aggregate annual compensation of $600,000 and entitled them to participate in all employee benefit plans sponsored by Vertex in which all other executive officers of Vertex participate. The agreement had an initial five-year term. This agreement was terminated by mutual consent effective September 30, 2002.

On April 24, 2001 the Company entered into an investment banking agreement with Harris, Hoover and Lewis, LLC to provide financial advisory and consulting services with respect to the acquisition of Plus Integration. This agreement provided for a transaction fee of 2% of the value of the acquisition, together with related options, with a minimum transaction fee of $500,000. This agreement was terminated on November 25, 2002 in connection with the general release of all claims in the litigation settlement discussed above.

On September 23, 2002, the Company entered into a business advisory and consulting services agreement with Jeffrey Firestone to assist the Company in raising funds. The Company paid an initial retainer of $5,000. When Mr. Firestone raises $1,000,000 on behalf of Vertex, he will be entitled to a monthly retainer of $5,000 for an additional five months. If
Mr. Firestone is successful within a three year period in raising $1,000,000 of funds through a private equity offering for Vertex, he is entitled to a cash fee equal to 10% of the proceeds and five year warrants to purchase 10% of the shares and other equity instruments sold through the private equity offering with an exercise price equal to the per share price at which shares were sold in the private equity offering.
Mr. Firestone is also entitled to a 3% commission if he introduces Vertex to an entity that in turn raises money for Vertex on a commission basis.

On September 30, 2002, Vertex entered into an agreement with Tarshish Capital Markets ("TCM"), an Israel based corporation to provide financial advisory and fund raising services. An initial non-refundable retainer fee was accrued by the Company at September 30, 2002 and was paid in October 2002 in the form of 800,000 shares of Vertex registered common stock, which had
an aggregate fair market value of $56,000.   The  agreement provides for TCM
to use its best efforts to raise in excess of $5,000,000 in a private stock offering. If TCM is successful within a three year period, it is entitled to a cash fee equal to 10% of the amount invested in Vertex and five year warrants to purchase 10% of the shares and other equity instruments sold through the private placement with an exercise price equal to the per share price at which shares are sold in the private stock offering.

17.  SEGMENT INFORMATION AND INTERNATIONAL OPERATIONS

The Company operates in one business segment, which is the design, development, marketing and support of supply chain management solutions. Geographic Area Data

The following geographic information presents total revenues, gross profit and identifiable assets for the years ended September 30, 2003, 2002 and 2001 (in thousands):

                                    2003      2002      2001
                                  -------   -------   -------
  Revenues
     North America                 $4,226   $15,495   $30,378
     Europe(1)                         -     20,640    28,709
                                  -------   -------   -------
                                   $4,226   $36,135   $59,087
                                  =======   =======   =======
  Gross Profit
     North America                 $2,087   $ 6,813   $12,705
     Europe(1)                         -      5,428     8,796
                                 --------   -------   -------
                                   $2,087   $12,241   $21,501
                                 ========   =======   =======

  Identifiable assets
     North America                $17,171   $18,436   $60,174
     Europe(1)                         -          -    13,233
     Eliminations                 (15,652)  (15,636)  (19,968)
                                 ---------  -------- ---------
                                  $ 1,519   $ 2,800   $53,439
                                 =========  ======== =========

(1)   The Company had operated throughout Europe, but principally  in  the  United
Kingdom,  Germany and Italy. All European operations had either been sold or  placed into liquidation (See Note 2) by September 30, 2002.

Products and Services

Sales to external customers by the three significant product and service line groupings for the years ended September 30, 2003, 2002 and 2001 (in thousands) are as follows:

                                          2003      2002       2001
                                      ---------  ---------   --------
 Point Solutions                        $    0    $15,022    $28,849
 Enterprise Solutions                      889      6,926      9,921
 Service, Maintenance and Other          3,337     14,187     20,317
                                      ---------  ---------   --------
                                        $4,226    $36,135    $59,087
                                      =========  =========   ========

Major Customers


The Company had no customers that accounted for more than 10% of revenue for the fiscal years ended September 30, 2003, 2002 and 2001.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended September 30, 2003 and 2002:

                                Dec. 31       Mar. 31       June 30      Sept. 30
                             ------------  ------------  ------------  ------------
2003
Revenues                       $1,282,136    $1,174,553    $1,007,793    $ 761,705
Gross profit                      642,153       645,080       384,386      415,685

Net loss                         (960,090)     (863,755)     (840,071)    (986,437)
Weighted average shares
outstanding                    37,201,978    37,201,978    37,663,516   46,571,543

Net loss per share              $   (0.03)   $    (0.02)     $  (0.02)     $ (0.02)


2002

Revenues                     $ 13,036,644  $ 11,466,099    $ 9,959,263  $ 1,673,211
Gross profit                    4,298,777     4,161,127      3,307,117      473,602

Net loss(A)                    (6,091,210)  (10,276,235)   (12,468,033) (15,938,901)

Weighted average shares
outstanding                    34,844,686    35,086,676     35,754,249   36,542,025

Net loss per share            $     (0.17)  $     (0.29)   $     (0.35)  $    (0.44)

(A) In the fourth quarter of fiscal 2002, the Company recorded a change for the write-off of impairment of intangibles of approximately $19,000,000 (See Note 4)
    and a net gain on sale of non-core assets of approximately $6,000,000.


                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

                 SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                      Balance at  Additions   Deductions   Balance
                                      Beginning   Charged to     From     at End of
                                      of Year      Expense     Reserves      Year
                                      ----------  ----------   ---------- ----------

Year Ended September 30, 2003:
  Deducted from accounts receivable
    for doubtful accounts              $ 929,030   $       0   $ 472,672   $ 456,358
  Deducted from inventory as
    valuation allowance                $ 271,267   $       0   $ 220,763   $  50,504

Year Ended September 30, 2002:
  Deducted from accounts receivable
    for doubtful accounts              $ 380,568   $ 617,465   $  69,003   $ 929,030
  Deducted from inventory as
    valuation allowance                $  10,000   $ 261,267   $       0   $ 271,267


Year Ended September 30, 2001:
  Deducted from accounts receivable
    for doubtful accounts              $ 180,630   $ 439,764   $ 239,826   $ 380,568
  Deducted from inventory as
    valuation allowance                $  10,000   $       0   $       0   $  10,000

