Form 10-Q
period 2003-12-31
VERTEX INTERACTIVE INC
filed 2004-03-08
CIK 779681

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                         ______________

                            Form 10-Q
                         ______________

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For quarter ended December 31, 2003

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

                        December 31, 2003

                              INDEX

                                                               Page
PART I.    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets                3 - 4
          December 31, 2003 and September 30, 2003

          Condensed Consolidated Statements of Operations        5
          For the three months ended December 31, 2003 and 2002

          Condensed Consolidated Statement of Changes in       6 - 7
          Stockholders' Deficiency For the three months ended December 31, 2003

          Condensed Consolidated Statements of Cash Flows        8
          For the three months ended December 31, 2003 and 2002

          Notes to the Condensed Consolidated Financial
          Statements                                             9

Item 2.   Management's Discussion and Analysis Of               23
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About        28
          Market Risk

Item 4.   Controls and Procedures                               28

PART II.       OTHER INFORMATION

Item 1.    Legal Proceedings                                    30

Item 2.    Changes in Securities and Use of Proceeds            32

Item 4.    Submission of Matters to a Vote of Security          32
           Holders

Item 6.    Exhibits and Reports on Form 8-K                     32

          VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

                            ASSETS

                                                                December 31,  September 30,
                                                                    2003          2003
                                                                (Unaudited)
                                                               ------------  -------------
CURRENT ASSETS:
Cash and cash equivalents                                      $     45,125  $     25,265
Accounts receivable, less allowance for doubtful accounts
of $456,358 at December 31, 2003 and September 30, 2003             354,812       639,208
Inventories, net of valuation allowance                             499,837       537,337
Prepaid expenses and other current assets                            42,542        20,103
                                                               ------------   -----------

Total current assets                                                942,316     1,221,913


Equipment and improvements, net of accumulated depreciation
and amortization of $1,334,408 at December 31, 2003 and
$1,320,152 at September 30, 2003                                     55,993        70,249

Capitalized software costs, net of accumulated
amortization of $260,452 at December 31, 2003 and
$231,513 at September 30, 2003                                       86,817       115,756
Other assets                                                        111,273       111,273
                                                               ------------  ------------
Total assets                                                   $  1,196,399  $  1,519,191
                                                               ============  ============


See notes to condensed consolidated financial statements.

                                            3

          VERTEX  INTERACTIVE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS


           LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                               December 31,  September 30,
                                                                   2003          2003
                                                              -------------  -------------
                                                               (Unaudited)
CURRENT LIABILITIES:
Notes payable - unrelated parties                              $  1,887,972  $  1,869,236
Notes payable - related parties                                   4,223,989     4,095,848
Convertible notes payable - related parties                       2,294,324     2,294,324
Accounts payable                                                  4,456,055     4,533,875
Net liabilities associated with subsidiaries
in liquidation                                                    9,410,550     8,511,077
Payroll and related benefits accrual                              2,457,334     2,622,354
Litigation related accruals                                       4,086,885     4,077,665
Other accrued expenses and liabilities                            4,934,223     4,870,759
Deferred revenue                                                    413,146       305,243
                                                               -------------  -----------

Total current liabilities                                        34,164,478    33,180,381
                                                               -------------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Series A preferred stock, par value $.01 per share; 2,000,000 shares authorized, 1,356,852 shares issued and outstanding
 ($10,000,000 aggregate liquidation preference)                      13,569        13,569
Series B preferred stock, par value $0.01 per share;
 1,000 shares authorized, 1,000 shares issued and outstanding
 ($1,000,000 aggregate liquidation preference)                           10            10
Series C preferred stock, par value $0.01 per share;
 10,000 shares authorized, 997 shares issued and outstanding
 ($997,000 aggregate liquidation preference)                             10            10
Common stock, par value $.005 per share; 75,000,000 shares
 authorized; 48,201,978 shares issued and outstanding               241,011       241,011
Additional paid-in capital                                      155,418,295   155,364,295
Unearned income                                                    (400,000)     (400,000)
Accumulated deficit                                            (184,990,255) (184,332,055)
Accumulated other comprehensive loss                             (3,183,479)   (2,480,790)
Less: Treasury stock, 87,712 shares of common stock (at cost)       (67,240)      (67,240)
                                                               ------------- -------------
Total stockholders' deficiency                                  (32,968,079)  (31,661,190)
                                                               ------------- -------------

Total liabilities and stockholders' deficiency                 $  1,196,399  $  1,519,191
                                                               ============= =============


See notes to condensed consolidated financial statements.

                     VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      For the Three Months Ended December 31,
                       ----------------------------------
                                   2003          2002
                           -------------- --------------
REVENUES                       $  832,270   $ 1,282,136

COST OF SALES                     539,977       639,983
                            -------------- ------------

GROSS PROFIT                      292,293       642,153
                            -------------- ------------
OPERATING EXPENSES:

Selling and administrative        599,440     1,359,727
Depreciation and amortization      43,195        71,659

                            -------------- ------------
Total operating expenses          642,635     1,431,386
                            -------------- ------------
OPERATING LOSS                   (350,342)     (789,233)
                            -------------- ------------
OTHER INCOME (EXPENSES):
Interest income                         0         1,200
Interest expense                 (279,271)     (164,745)
Other                             (28,587)       (7,312)
                             --------------  -----------
Net other income (expense)       (307,858)     (170,857)
                             --------------  -----------
NET LOSS                       $ (658,200) $   (960,090)
                             ============== ============
Net loss per share of
 common stock:

        Basic and diluted          ($.01)        ($.03)
                             ============== ============
Weighted average number of
 shares outstanding:

        Basic and diluted       48,201,978   37,201,978
                             ============== ============


See notes to condensed consolidated financial statements.


                                            VERTEX INTERACTIVE INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
						      FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
                                                              (UNAUDITED)

                                                 Preferred Stock         Common Stock     Additional
                                                 ---------------       -----------------    Paid-In
                                                 Shares     Amount     Shares     Amount    Capital
                                                 ------     ------     ------     ------   -----------

Balance September 30, 2003                     1,358,849  $ 13,589  48,201,978  $241,011 $155,364,295
Effects of issuance of warrants
 with notes payable - related parties                                                          54,000
Net loss(A)
Change in unrealized foreign
     exchange translation gains/losses(A)                                   -         -

                                              ----------  --------  ----------  -------- ------------
Balance December 31, 2003                      1,358,849  $ 13,589  48,201,978  $241,011 $155,418,295
                                              ==========  ========  ==========  ======== ============


See notes to condensed consolidated financial statements.

                                               6

                                       VERTEX INTERACTIVE INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
						FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
                                                      (UNAUDITED)
                                                      (CONTINUED)

                                                                    Accumulated
                                                                       Other
                                          Unearned    Accumulated  Comprehensive   Treasury
                                           Income        Deficit        Loss          Stock       Total
                                          ---------   ------------ -------------- --------- -------------
Balance September 30, 2003                $(400,000) $(184,332,055) $(2,480,790) $ (67,240) $(31,661,190)
Effects of issuance of warrants
 with notes payable - related parties                                                             54,000
Net loss(A)                         		          (658,200)                             (658,200)
Change in unrealized foreign
     exchange translation
     gains/losses(A)                                                   (702,689)                (702,689)

                                          ---------- -------------- ------------  --------- -------------
Balance December 31, 2003                 $(400,000) $(184,990,255) $(3,183,479) $ (67,240) $(32,968,079)
                                          ========== ============== ============ ========== =============

(A) Comprehensive loss for the three months ended December 31, 2003 totaled $1,360,889.

See notes to condensed consolidated financial statements.

                         VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
						  (UNAUDITED)

                                                  For the Three Months Ended December 31,
                                                    -----------------------------------
                                                            2003              2002
                                                      ---------------    --------------
Cash Flows from Operating Activities:
------------------------------------
Net loss                                                   ($658,200)      ($960,090)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                                 43,195          71,659
Charges to interest expense for warrants
issued with note  payable - related parties                   54,000
Changes in assets and liabilities:
Accounts receivable, net                                     284,396         217,731
Inventories, net                                              37,500         137,129
Prepaid expenses and other current assets                    (22,439)        (17,321)
Other assets                                                                  36,692
Accounts payable                                             (77,820)        (25,825)
Accrued expenses and other liabilities                       104,448         123,265
Advances from customers                                          -          (343,547)
Deferred revenue                                             107,903        (308,955)
                                                          -----------     -----------
Net cash used in operating activities                       (127,017)     (1,069,262)
                                                          -----------     -----------
Cash Flows from Financing Activities:
-------------------------------------
Proceeds from notes payable                                      -           250,000
Payment of senior credit facility and
  notes payable                                                  -          (145,736)
Proceeds from notes and convertible notes payable -
  related parties                                            128,141       1,082,931
                                                          -----------     -----------
Net cash provided by financing activities                    128,141       1,187,195
                                                          -----------     -----------
Effect of exchange rate changes on cash                       18,736            -
                                                          -----------     -----------
Net increase in cash and cash equivalents                     19,860         117,933

Cash and cash equivalents at beginning of period              25,265          74,016
                                                          -----------     -----------
Cash and cash equivalents at end of period                  $ 45,125       $ 191,949
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

Since February 17, 2003, the Company's securities have been quoted on the Pink Sheets under the symbol "VETXE".

Going Concern Matters

Based upon our substantial working capital deficiency and stockholders' deficiency of approximately $33,222,000 and $32,968,000 at December 31, 2003, respectively, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our defaults on substantially all of our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

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

Outlook:

In light of current improving economic conditions and the upswing in the economy we now anticipate, but cannot assure, reaching the point at which we will generate cash in excess of our operating expenses in the quarter ending June 30, 2004. However, we had current obligations at December 31, 2003 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, if required, to pay short-term debt and related interest, capital expenditures and expenses related to cost-reduction initiatives, and to pay liabilities that could arise from litigation claims and judgments.

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

Initiatives Completed or in Process:

The following initiatives related to raising the required funds, settling liabilities and/or reducing expenses have been completed or are in process:

(i) As of December 31, 2003, the Company had borrowed approximately $6,518,000 from Midmark Capital L.P., a Company that owns shares of Vertex's preferred and common stock (See Note 5). Midmark Capital L.P. and its affiliate, Midmark Capital II, L.P., and certain individuals related to these two entities, are referred to collectively as "Midmark".

Included in the aforementioned amount payable to Midmark is $272,000 which has been borrowed under a Grid Note which provides for up to $1,000,000 of availability from Midmark. This note will be funded by the proceeds, if any, from the sale of any shares of Vertex common stock held by Midmark. This note is payable on demand, carries interest at the rate of 10% per annum and is secured by substantially all of the tangible and intangible property of the Company. In consideration of Midmark providing this facility, the Company agreed to issue warrants to purchase a number of unregistered shares equal to 120% of the number of tradeable shares sold by Midmark to fund such note, at a purchase price per share equal to 80% of the price per share realized in the sale of shares to fund the Grid Note. As of February 15, 2004, the Company had not borrowed any additional amount under this arrangement.

(ii) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Upon legal resolution of the approximately $9,411,000 of net liabilities of these remaining European entities as of December 31, 2003, we expect to recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators (See Note 2 as to the approval of the liquidation of the U.K. subsidiaries in January 2004).

(iii) We have conducted extensive negotiations with various sources as a result of which we have a tentative agreement, that is subject to certain conditions, for the provision of up to approximately $8,000,000 of new financing for XeQute by David Sassoon Holdings, Inc. which may be in the form of debt or equity or a combination of both.

(iv) We have continued to reduce headcount (to approximately 35 employees in our continuing North American business at December 31, 2003, and to 23 employees as of February 15, 2004, of whom 7 were furloughed until additional funds are raised), consolidate facilities and generally reduce costs.

(v) Effective July 31, 2003, the Company completed the sale of 10,000,000 shares of its common stock, which had an estimated fair market value at that time of approximately $400,000, to American Marketing Complex, Inc. ("AMC")(see Note 6). Payment for this purchase was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can utilize for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the cash equivalent trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year.

In addition, the Company agreed to loan AMC $150,000 of which $10,000 was delivered at closing; $40,000 was delivered in August 2003; and the remainder was required to be but was not delivered prior to December 31, 2003 (See Note 6 below).

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

Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending
September 30, 2004.

The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended September 30, 2003.

2. Sales or Divestitures of Non-Core Businesses

The Company developed and initiated a plan in the quarter ended June 30, 2002 that would result in the sale or divestiture of assets or closings of businesses that are not part of the Company's current strategic plan or have not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets (see Note 3 in the 2003 Form 10-K). After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France - previously ICS France) and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Accordingly, the net assets and retained liabilities of these businesses are classified as net liabilities associated with subsidiaries in liquidation in the accompanying December 31, 2003 and September 30, 2003 condensed consolidated balance sheets. While the Company expects the liquidation process to take through at least June 30, 2004, significant variations may occur based on the complexity of the entity and requirements of the respective country.

Retained liabilities are generally carried at their contractual or historical amounts. The ultimate amounts required to settle these retained liabilities will differ from estimates, based on contractual negotiations, and the outcome of certain legal actions and liquidation proceedings.

The following is a summary of net assets and retained liabilities as of December 31, 2003 and September 30, 2003:

                                     December 31,     September 30,
                                        2003              2003
                                     ------------     -----------
     Cash                             $   482,544     $   654,068
     Receivables, net                   1,099,912         990,468
     Inventories, net                     661,506         608,993
     Accounts payable                  (3,197,515)     (2,959,933)
     Accrued liabilities               (5,641,680)     (5,207,546)
     Deferred revenue                  (1,288,418)     (1,186,486)
     Loans payable - banks             (1,166,763)     (1,074,142)
     Other liabilities                   (360,136)       (336,499)
                                     -------------     -----------
     Net liabilities associated with
       subsidiaries in liquidation    $(9,410,550)    $(8,511,077)
                                     =============     ===========

The results of these businesses' operations for the three months ended December 31, 2003 and 2002, which were not significant, are not segregated from other businesses in the accompanying condensed consolidated statements of operations as they are not considered distinct segments or discontinued operations.

The Company received notice that the liquidation of the UK companies, which were under liquidation as of December 31, 2003, has been approved and finalized by the UK creditors as of January 5, 2004. Based on such notice, management estimates the Company will reduce net liabilities associated with subsidiaries in liquidation by approximately $1,600,000 and recognize a gain of approximately $1,400,000 in the second quarter of fiscal 2004.

3. INVENTORIES

Inventories consist of raw materials of $499,837 and $537,337 at December 31, 2003 and September 30, 2003, respectively, and were net of a valuation allowance of $50,504 at those dates.

At December 31, 2003 and September 30, 2003, inventories of the European operations in liquidation amounted to approximately $662,000 and $609,000, respectively, and are presented on the balance sheets in net liabilities associated with subsidiaries in liquidation.

4. NOTES PAYABLE TO UNRELATED PARTIES

Notes payable to unrelated parties consist of past due notes payable to the following:

                                     December 31, September 30,
                                          2003        2003
                                       ---------   -----------
  Renaissance  Software, Inc.         $1,227,500    $1,227,500
  Divisions of Genicom International     375,000       375,000
  Aryeh Trust                            285,472       266,736
                                       ---------    ----------
                                      $1,887,972    $1,869,236
                                       =========    ==========

These notes remained unpaid as of February 15, 2004. For additional information, see Note 5 below and Note 10 in the 2003 Form 10-K.


5. NOTES AND CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Notes and convertible notes payable to related parties consist of past due or demand notes payable to Midmark as follows:


                                 December 31,         September 30,
                                     2003                  2002
                                 -----------          ------------
10% convertible notes            $ 1,814,324          $  1,814,324
Convertible loan note                480,000               480,000
Demand notes                       3,701,900             3,701,900
Grid note                            272,089               143,948
Bridge loan                          250,000               250,000
                                 -----------          -------------
                                 $ 6,518,313          $  6,390,172
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

On August 9, 2002, the remaining principal balance of $4,718,717 of the convertible notes and $1,185,176 of the $3,000,000 of 10% convertible notes were fully settled in connection with the sale of the Company's French based advanced planning software business to Midmark. The remaining $1,814,324 of past due 10% convertible notes payable at December 31, 2003 and September 30, 2003 are convertible at $0.84 per share and collateralized by all tangible and intangible property of the Company.

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

During October 2002, Vertex also executed a Grid Note which provides for up to $1,000,000 of availability from Midmark.
This note will be funded by the proceeds, if any, from the sale of any shares of Vertex common stock held by Midmark.
This note is payable on demand, carries interest at the rate of 10% per annum and is secured by the same collateral in which the Company previously granted a security interest to Midmark under the agreement related to the convertible notes payable described above.
In consideration of Midmark providing this facility, the Company agreed to issue warrants to purchase a number of unregistered shares equal to 120% of the number of tradeable shares sold by Midmark to fund such note, at a purchase price per share equal to 80% of the price per share realized in the sale of shares to fund the Grid Note. As of February 15, 2004, the Company had borrowed
$272,089 under this arrangement. As a result of the borrowings through December 31, 2003, the Company was obligated to issue to Midmark warrants to purchase 5,411,580 shares of common stock at an exercise price of $0.05 per share. The aggregate estimated fair value of the warrants at the respective dates of issuance was $54,000 which was determined using the Black-Scholes option pricing model and recorded as a charge to interest expense, with an offsetting increase in additional paid-in capital, during the three months ended December 31, 2003. In applying the Black-Scholes option pricing model, the Company used the following assumptions: expected dividend yield - 0%; expected stock price volatility - 142%; risk-free interest rate - 3.50%; and expected life of the warrants - three months.

In December 2002, Vertex, through XeQute PLC, closed a $500,000 Bridge Loan arranged by CSS whereby it borrowed $250,000 from both Midmark and Aryeh Trust, an unrelated party. The Bridge Loans are to be repaid with proceeds from a proposed private placement funding. The Bridge Loans matured on June 9, 2003. The Company has agreed to continue paying interest at the original rate of 3% per month, with the principal to be repaid when funds become available. The Bridge Loans are secured by a first security interest in all of the assets of XeQute. The lenders were each granted warrants to purchase shares of XeQute PLC as part of the consideration for this loan. The interest charge relating to the fair value of these warrants was not material and was recognized over the original term of the Loan.
Upon the receipt of the minimum subscription amount for a private placement by XeQute PLC, Midmark has agreed to relinquish its security interest in the assets of XeQute, in exchange for warrants to purchase 250,000 common shares of XeQute PLC which are presently owned by Vertex. Midmark has agreed that it will vote any shares which it may acquire through the exercise of the warrant in accordance with the directions of Vertex. However, it will retain its security interest in the shares of XeQute PLC owned by Vertex and in all of the assets of Vertex.

As of February 15, 2004, the Company was in discussions to renegotiate all of the terms of the outstanding obligations to Midmark.

6.  STOCKHOLDERS' DEFICIENCY

Effective July 31, 2003, the Company completed the sale of  10,000,000 shares of its common stock, which had a fair market value at that time of approximately $400,000, to AMC. Payment for this purchase by AMC was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can use or sell to others for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year. The trade credits were valued at the fair market value of the shares issued by the Company of $400,000 and classified as unearned income, which is a separate component of stockholders' deficiency in the accompanying condensed consolidated balance sheets as of December 31, 2003 and September 30, 2003. The unearned credits will be offset as the trade credits are used.

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

Preferred Stock

Series "A"

The Company has issued 1,356,852 shares of Series "A" Preferred Stock. Each outstanding share of Series "A" Preferred Stock is convertible at any time, at the option of the holder, into common stock on a one for one basis.
All of the common shares issuable on conversion of the Series "A" Preferred Stock must be registered by the Company.

Series "B"

The Company raised $1,000,000 in cash through the issuance and sale of 1,000 shares of Series "B" Convertible Preferred Stock, with each share of Series "B" Preferred being convertible at any time into 1,190 shares
of  common  stock   at a  price of $0.84 per  share.  The Company  must
register all of the common shares issuable on conversion of the Series "B" Preferred Stock.

Series "C"

In   March   2002,  the  Company issued 997 shares  of  Series  "C"
Convertible Preferred Stock to Midmark upon conversion of approximately $997,000 of convertible notes payable and accrued interest.
Each outstanding share of Series  "C"   Preferred  is convertible at any time
into 1,190 shares of common stock at a price of $0.84 per share. The Company must register all of the common shares issuable on conversion of the Series "C" Preferred Stock.

All of the preferred stockholders are entitled to vote their shares as though such conversion had taken place. In addition, preferred stockholders are not entitled to preferred dividends, but are entitled to their pro rata share of dividends, if any, declared on common stock under the assumption that a conversion to common stock had occurred.

Pro Forma and Other Disclosures Related to Stock Options

As of September 30, 2003, the Company had granted options to purchase a total of 7,597,106 shares of common stock. No options were granted and options to purchase 175,000 shares were cancelled during the three months ended
December 31, 2003.

As further explained in Note 13 in the 2003 Form 10-K, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" the Company accounts for its stock option plans using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, it does not recognize compensation cost for options with exercise prices at or above fair market value on the date of grant and, instead, it is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to make pro forma disclosures of net income (loss) and earnings
(loss) per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company did not grant any stock options to employees during the three months ended December 31, 2003 and 2002; however, it did grant options to employees in prior periods. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date and had amortized the cost over the vesting period pursuant to SFAS 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below:


                                Three Months Ended December 31,
                               --------------------------------
                                    2003           2002
                               -------------  --------------

  Net loss-as reported            $(658,200)      $(960,090)
  Deduct total stock -
   based employee compensation
   expense determined under a
   fair value based method for
   all awards, net of related
   tax effects                     (247,686)       (248,082)
                                 -------------  ------------
  Net loss - pro-forma            $(905,886)    $(1,208,172)
                                 =============  ============

  Loss per share - as reported       $(0.01)         $(0.03)
  Loss per share - pro-forma          (0.02)          (0.03)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model (see Note 13 in the 2003 Form 10-K as tothe assumptions used in prior periods).

7.  EARNINGS (LOSS) PER SHARE

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

As of December 31, 2003, there were 18,726,878 shares of common stock potentially issuable upon the exercise of stock options (7,422,106 shares), warrants (5,411,580 shares) and the conversion of convertible securities (5,893,192 shares). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss for the three months ended December 31, 2003 and 2002, and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

8.  COMMITMENTS AND CONTINGENCIES

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

b) On June 25, 2003, an action was commenced in the United States District Court, District of New Jersey, entitled CPG International, N.V. vs. Vertex Interactive, Inc. The action, which demands $406,342, alleges the Company's breach of an Asset Sale and Purchase Agreement pursuant to which the Company acquired various assets related to CPG International's Service business. On March 3, 2004, the action was settled for the sum of $125,000 to be paid by March 31, 2004. If the amount is not paid by that date, the Company agreed to have a consent judgement entered in the amount of $413,332 less any amounts already paid by the Company.

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

c) As part of the settlement entered into between the Company and three former principals of a company acquired by Vertex in 2000, consent judgments in the amount of approximately
$1,000,000 each were entered against Vertex on July 19, 2002.
The incremental liability has been included in other expense (provision for litigation) for the three months ended December 31, 2002. The Company is currently negotiating with the former owners to accept forms of payment other than cash. However, there can be no assurance that a non-cash settlement will be concluded.
In July 2002, the former owners obtained a court levy upon several of the Company's bank accounts, placing a hold on approximately $70,000 of the Company's funds. The Company, together with its secured lenders, objected to the turnover of these funds, however a turnover order was granted by the court in October 2002.

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

PAYROLL OBLIGATIONS

As a result of its severe cash constraints (see Note 1 -
Going Concern section), the Company had fallen as much as two to three months behind in meeting its payroll obligations to its employees subsequent to September 30, 2002. The Company has been meeting its current payroll obligations, and has attempted to pay overdue employee payroll obligations as cash resources become available. However, in a letter dated April 3, 2003 the New Jersey Department of Labor (N.J.D.O.L.) has assessed the Company a penalty of $154,000 for failure to pay payroll on a timely basis. The Company is vigorously appealing this assessment as being counterproductive to actually paying the employees. Company management met with the N.J.D.O.L. on June 23, 2003 and presented a plan to bring payroll current over a four month period (beginning in September 2003 and ending December 2003). The N.J.D.O.L. agreed to consider the Company's plan, together with its request for a reduction in the penalty assessed by N.J.D.O.L. As of February 15, 2004, the Company has made some minimal payments toward this proposed plan.

In addition, a number of former employees of a California based division of Vertex had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. The Company had disputed the claims, primarily on the basis of the lack of documentation for hours worked during the period. However in July 2003, these claims were heard by the California DOL and the amounts claimed, together with interest and penalties aggregating approximately $100,000 which remain unpaid as of February 15, 2004, were granted to these former employees.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

This Quarterly Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief, as well as assumptions made by and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in
Item 1: "Business", included in our Annual Report on Form 10-K for the year ended September 30, 2003. Vertex undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of other unanticipated events.

This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2004" and "2003" refer to the three months ended December 31, 2003 and 2002, respectively.

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

Those estimates and judgments that were most critical to the preparation of the financial statements involved the allowance for doubtful accounts, inventory reserves, recoverability of intangible assets and the estimation of the net liabilities associated with subsidiaries in liquidation as further explained in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

Results of Operations

Three months ended December 31, 2003 ("2004") compared to the three months ended December 31, 2002 ("2003").

Operating Revenues:

Operating  revenues decreased by approximately $450,000 (or
35.1%) to approximately $832,000 in 2004.

Revenues were negatively impacted by the continued weak demand in its key markets, exacerbated by the Company's lack of financial resources.

   Products and Services

   Sales to external customers by the two significant product and service line groupings for the three months ended December 31, 2003 and 2002 (in thousands) are as follows:

                                      2004              2003
                                   ----------       ----------
  Enterprise Solutions               $   278           $    83
  Service, Maintenance and Other         554             1,199
                                    --------          --------
                                     $   832           $ 1,282
                                    ========          ========

Enterprise solutions revenues increased to $278,000 in 2004 from $83,000 in 2003. The increase was a result of some existing customer warehouse expansions during the period.

Service, maintenance and other revenues have decreased approximately $645,000 from 2003. The decrease was a result of our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Gross Profit:

Gross profit decreased by approximately $350,000 (or 54.5%) to $292,000 in 2004. As a percent of operating revenues, gross profit was 35.1% in 2004 as compared to 50.1% in 2003. The gross profit percentage was negatively impacted by a lower percentage of higher margin service and maintenance revenues.

Operating Expenses:

Selling and administrative expenses decreased approximately $760,000 (or 55.9%) to $599,440 in 2004. During 2004 we
continued various cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses.

There were no research  and  development expenses ("R&D").
As a result of the slow economy and our cost cutting efforts, we suspended R&D, focusing our technical resources on maintenance services.

The decrease in the amortization of intangibles to $43,200 in 2004, as compared to approximately $72,000 in 2003, is the result of certain assets becoming fully amortized.

Interest expense increased by approximately $114,500 to $279,000 in 2004. This increase is due to increased borrowings and a $54,000 charge related to warrrants issued to Midmark (see Note 5).

The income tax provision (credit) is negligible in both years due primarily to operating losses.

Liquidity and Capital Resources

Based upon our substantial working capital deficiency ($33,222,000) and stockholders' deficiency ($32,968,000) at December 31, 2003, our current rate of cash consumption, the uncertainty of liquidity- related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

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

Fiscal 2004:

Outlook

In light of current improving economic conditions and the upswing in the economy we may now anticipate reaching the point at which we generate cash in excess of our operating expenses in the quarter ending June 30, 2004, about which there can be no assurance. However, the Company has accrued significant obligations during the past several years and to the extent we cannot settle existing obligations in stock or defer our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, working capital to fund operating losses, if required, to pay short-term debt and related interest, capital expenditures, expenses related to cost-reduction initiatives, and potential liabilities that could arise from litigation claims and judgments.

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

The following initiatives related to raising the required funds, settling liabilities and/or reducing expenses have been completed or are in process:

(i) As of December 31, 2003, the Company had borrowed approximately $6,518,000 from Midmark Capital L.P., a Company that owns shares of Vertex's preferred and common stock (See Note 5). Midmark Capital L.P. and its affiliate, Midmark Capital II, L.P., and certain individuals related to these two entities, are referred to collectively as "Midmark".

Included in the aforementioned amount payable to Midmark is $272,000 which has been borrowed under a Grid Note which provides for up to $1,000,000 of availability from Midmark. This note will be funded by the proceeds, if any, from the sale of any shares of Vertex common stock held by Midmark. This note is payable on demand, carries interest at the rate of 10% per annum and is secured by substantially all of the tangible and intangible property of the Company. In consideration of Midmark providing this facility, the Company agreed to issue warrants to purchase a number of unregistered shares equal to 120% of the number of tradeable shares sold by Midmark to fund such note, at a purchase price per share equal to 80% of the price per share realized in the sale of shares to fund the Grid Note. As of February 15, 2004, the Company had not borrowed any additional amount under this arrangement.

(ii) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Upon legal resolution of the approximately $9,411,000 of net liabilities of these remaining European entities as of December 31, 2003, we expect to recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators (See Note 2 as to the approval of the liquidation of the U.K. subsidiaries in January 2004).

(iii) We have conducted extensive negotiations with various sources as a result of which we have a tentative agreement, that is subject to certain conditions, for the provision of up to approximately $8,000,000 of new financing for XeQute by David Sassoon Holdings, Inc. which may be in the form of debt or equity or a combination of both.

(iv) We have continued to reduce headcount (to approximately 35 employees in our continuing North American business at December 31, 2003, and to 23 employees as of February 15, 2004, of whom 7 were furloughed until additional funds are raised), consolidate facilities and generally reduce costs.

(v) Effective July 31, 2003, the Company completed the sale of 10,000,000 shares of its common stock, which had an estimated fair market value at that time of approximately $400,000, to American Marketing Complex, Inc. ("AMC")(see Note 6). Payment for this purchase was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can utilize for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the cash equivalent trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year.

In addition, the Company agreed to loan AMC $150,000 of which $10,000 was delivered at closing; $40,000 was delivered in August 2003; and the remainder was required to be but was not delivered prior to December 31, 2003 (See Note 6).

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

There was no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II Other Information.

Item 1.  Legal Proceedings

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

b) On June 25, 2003, an action was commenced in the United States District Court, District of New Jersey, entitled CPG International, N.V. vs. Vertex Interactive, Inc. The action, which demands $406,342, alleges the Company's breach of an Asset Sale and Purchase Agreement pursuant to which the Company acquired various assets related to CPG International's Service business. On March 3, 2004, the action was settled for the sum of $125,000 to be paid by March 31, 2004. If the amount is not paid by that date, the Company agreed to have a consent judgement entered in the amount of $413,332 less any amounts already paid by the Company.

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
			As Adopted Pursuant to Section 906 of the
			Sarbanes-Oxley Act of 2002


       (b) The following Reports on Form 8-K were filed during the period:

           Form 8K, dated September 23, 2003, filed October 14,
           2003 and Form 8K/A as amended, dated September 23, 2003 and filed November 5, 2003 regarding the resignation of Withum Smith & Brown, P.C. the Company's auditors for fiscal 2002 and the appointment of J.H. Cohn LLP as the Company's new auditors for fiscal year 2003.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VERTEX INTERACTIVE, INC
                                    Registrant
                                    By:  /s/ Nicholas R. Toms
                                          Nicholas R. Toms
                                       Chief Executive Officer
                                       Chief Financial Officer


March 08, 2004