Form 10-Q
period 2004-03-31
VERTEX INTERACTIVE INC
filed 2004-05-19
CIK 779681

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                         ______________

                            Form 10-Q
                         ______________

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For quarter ended March 31, 2004

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

Yes __X___ No _____

Common stock, par value $.005 per share: 48,201,978 shares outstanding as of March 31, 2004.

Preferred stock, Series "A", par value $.01 per share: 1,356,852 shares outstanding as of March 31, 2004.

Preferred stock, Series "B", par value $.01 per share: 1,000 shares outstanding as of March 31, 2004.

Preferred stock, Series "C", par value $.01 per share: 997 shares outstanding as of March 31, 2004.

            VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                            FORM 10-Q

                          March 31, 2004

                              INDEX

                                                               Page
PART I.    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets                3 - 4
          March 31, 2004 (Unaudited) and September 30, 2003

          Condensed Consolidated Statements of Operations        5
          For the three and six months ended
          March 31, 2004 and 2003 (Unaudited)

          Condensed Consolidated Statement of Changes in       6 - 7
          Stockholders' Deficiency For the six months ended March 31, 2004 (Unaudited)

          Condensed Consolidated Statements of Cash Flows        8
          For the six months ended March 31, 2004 and 2003
          (Unaudited)

          Notes to the Condensed Consolidated Financial
          Statements (Unaudited)                                 9

Item 2.   Management's Discussion and Analysis Of               23
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About        28
          Market Risk

Item 4.   Controls and Procedures                               28

PART II.       OTHER INFORMATION

Item 1.    Legal Proceedings                                    30

Item 2.    Changes in Securities and Use of Proceeds            32

Item 3.    Defaults Upon Senior Securities                      32

Item 4.    Submission of Matters to a Vote of Security          32
           Holders

Item 5.    Other Information                                    32

Item 6.    Exhibits and Reports on Form 8-K                     32

          VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

                            ASSETS

                                                                  March 31,  September 30,
                                                                    2004          2003
                                                                (Unaudited)
                                                               ------------  -------------
CURRENT ASSETS:
Cash and cash equivalents                                      $      5,871  $     25,265
Accounts receivable, less allowance for doubtful accounts
of $456,358 at March 31, 2004 and September 30, 2003                264,644       639,208
Inventories, net of valuation allowance                             475,305       537,337
Prepaid expenses and other current assets                            48,194        20,103
                                                               ------------   -----------

Total current assets                                                794,014     1,221,913


Equipment and improvements, net of accumulated depreciation
and amortization of $1,345,354 at March 31, 2004 and
$1,320,152 at September 30, 2003                                     45,047        70,249

Capitalized software costs, net of accumulated
amortization of $289,391 at March 31, 2004 and
$231,513 at September 30, 2003                                       57,878       115,756
Other assets                                                        111,273       111,273
                                                               ------------  ------------
Total assets                                                   $  1,008,212  $  1,519,191
                                                               ============  ============


See notes to condensed consolidated financial statements.

                                            3

          VERTEX  INTERACTIVE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS


           LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                March 31,    September 30,
                                                                   2004          2003
                                                              -------------  -------------
                                                               (Unaudited)
CURRENT LIABILITIES:
Notes payable - unrelated parties                              $  1,896,900  $  1,869,236
Notes payable - related parties                                   4,233,187     4,095,848
Convertible notes payable - related parties                       2,294,324     2,294,324
Cash overdraft                                                        6,062           -
Accounts payable                                                  4,549,743     4,533,875
Net liabilities associated with subsidiaries
in liquidation                                                    7,643,547     8,511,077
Payroll and related benefits accrual                              2,402,754     2,622,354
Litigation related accruals                                       4,096,104     4,077,665
Other accrued expenses and liabilities                            5,112,677     4,870,759
Deferred revenue                                                    481,575       305,243
                                                               -------------  -----------

Total current liabilities                                        32,716,873    33,180,381
                                                               -------------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Series A preferred stock, par value $.01 per share; 2,000,000 shares authorized, 1,356,852 shares issued and outstanding
 ($10,000,000 aggregate liquidation preference)                      13,569        13,569
Series B preferred stock, par value $0.01 per share;
 1,000 shares authorized, 1,000 shares issued and outstanding
 ($1,000,000 aggregate liquidation preference)                           10            10
Series C preferred stock, par value $0.01 per share;
 10,000 shares authorized, 997 shares issued and outstanding
 ($997,000 aggregate liquidation preference)                             10            10
Common stock, par value $.005 per share; 75,000,000 shares
 authorized; 48,201,978 shares issued and outstanding               241,011       241,011
Additional paid-in capital                                      155,418,295   155,364,295
Unearned income                                                    (400,000)     (400,000)
Accumulated deficit                                            (185,176,889) (184,332,055)
Accumulated other comprehensive loss                             (1,737,427)   (2,480,790)
Less: Treasury stock, 87,712 shares of common stock (at cost)       (67,240)      (67,240)
                                                               ------------- -------------
Total stockholders' deficiency                                  (31,708,661)  (31,661,190)
                                                               ------------- -------------

Total liabilities and stockholders' deficiency                 $  1,008,212   $  1,519,191
                                                               ============= =============


See notes to condensed consolidated financial statements.

                     VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      For the Three Months Ended March 31,    For the Six Months Ended March 31,
                       ----------------------------------      ----------------------------------
                                   2004         2003                  2004             2003
                           -------------- --------------       ---------------   ----------------
REVENUES                      $   517,816   $1,174,553        $     1,350,086    $   2,456,689

COST OF SALES                     235,738      529,473                775,715        1,169,456
                            -------------- ------------        ---------------    --------------

GROSS PROFIT                      282,078      645,080                574,371        1,287,233
                            -------------- ------------        ---------------    --------------
OPERATING EXPENSES:

Selling and administrative        504,209    1,244,092              1,103,649        2,603,819
Depreciation and amortization      39,885       66,328                 83,080          137,987
                            -------------- ------------        ---------------    ---------------
Total operating expenses          544,094    1,310,420              1,186,729        2,741,806
                            -------------- ------------        ---------------    --------------
OPERATING LOSS                   (262,016)    (665,340)              (612,358)      (1,454,573)
                            -------------- ------------        ---------------    --------------
OTHER INCOME (EXPENSES):
Interest income                         -        2,703                      -            3,903
Interest expense                 (235,035)    (203,328)              (514,306)        (368,073)
Gain on liquidation
of foreign subsidiaries           320,951           -                 320,951                -
Other                             (10,534)       2,210                (39,126)           (5,102)
                            --------------  -----------        ---------------    --------------
Net other income (expense)         75,382     (198,415)              (232,476)         (369,272)
                            --------------  -----------        ---------------    --------------
NET LOSS                     $   (186,634)   $(863,755)         $    (844,834)     $ (1,823,845)
                            ============== ============        ===============    ==============
Net loss per share of
 common stock:

        Basic and diluted           ($.00)       ($.02)                ($.02)            ($.05)
                             ============== ============       ===============    ==============
Weighted average number of
 shares outstanding:

        Basic and diluted       48,201,978   37,201,978            48,201,978        37,201,978
                             ============== ============       ===============    ==============


See notes to condensed consolidated financial statements.


                                            VERTEX INTERACTIVE INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
						FOR THE SIX MONTHS ENDED MARCH 31, 2004
                                                              (UNAUDITED)

                                                 Preferred Stock         Common Stock     Additional
                                                 ---------------       -----------------    Paid-In
                                                 Shares     Amount     Shares     Amount    Capital
                                                 ------     ------     ------     ------   -----------

Balance September 30, 2003                     1,358,849  $ 13,589  48,201,978  $241,011 $155,364,295
Effects of issuance of warrants
 with notes payable - related parties                                                          54,000
Net loss(A)
Change in unrealized foreign
     exchange translation gains/losses(A)                                   -         -
Reclassification into current period earnings
                                              ----------  --------  ----------  -------- ------------
Balance March 31, 2004                         1,358,849   $13,589  48,201,978  $241,011 $155,418,295
                                              ==========  ========  ==========  ======== ============


See notes to condensed consolidated financial statements.

                                               6

                                       VERTEX INTERACTIVE INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                        FOR THE SIX MONTHS ENDED MARCH 31, 2004
                                                      (UNAUDITED)
                                                      (CONTINUED)

                                                                   Accumulated
                                                                       Other
                                        Unearned     Accumulated    Comprehensive   Treasury
                                         Income        Deficit          Loss          Stock       Total
                                       ----------   ------------   -------------- --------- -------------
Balance September 30, 2003             $(400,000)  $(184,332,055)   $(2,480,790) $ (67,240) $(31,661,190)
Effects of issuance of warrants
 with notes payable - related parties                                                             54,000
Net loss(A)                                             (844,834)                               (844,834)
Change in unrealized foreign
     exchange translation
     gains/losses(A)                                                   (329,845)                (329,845)

Reclassification into current period
  earnings                                                            1,073,208                1,073,208
                                      ----------- --------------   ------------  ---------  -------------
Balance March 31, 2004                $(400,000) $  (185,176,889)   $(1,737,427) $(67,240)  $(31,708,661)
                                      =========== ==============   ============ ==========  =============

(A) Comprehensive (income)loss for the three and six months ended March 31, 2004 totaled $(186,210) and
$1,174,679 respectively.

See notes to condensed consolidated financial statements.

                         VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
						  (UNAUDITED)

                                                     For the Six Months Ended March 31,
                                                    -----------------------------------
                                                            2004              2003
                                                      ---------------    --------------
Cash Flows from Operating Activities:
------------------------------------
Net loss                                                   $(844,834)     ($1,823,845)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                                 83,080          137,987
Charges to interest expense for warrants
issued with note  payable - related parties  	              54,000                -
Gain on liquidation of foreign subsidiaries                 (320,951)               -
Changes in assets and liabilities:
Accounts receivable, net                                     374,564          427,151
Inventories, net                                              62,032          161,555
Prepaid expenses and other current assets                    (28,091)          60,065
Other assets                                                       -           36,692
Accounts payable                                              15,868          117,479
Accrued expenses and other liabilities                       237,541          418,394
Advances from customers                                            -         (343,547)
Deferred revenue                                             176,332         (431,944)
                                                          -----------     -----------
Net cash used in operating activities                       (190,459)      (1,240,013)
                                                          -----------     -----------
Cash Flows from Financing Activities:
-------------------------------------
Proceeds from notes and convertible notes payable -
  related parties                                            137,339        1,207,931

Repayment of senior credit facility                                -         (145,736)

Proceeds from notes payable                                        -          250,000

Cash overdraft                                                 6,062                -
                                                          -----------     -----------
Net cash provided by financing activities                    143,401        1,312,195
                                                          -----------     -----------
Effect of exchange rate changes on cash                       27,664                -
                                                          -----------     -----------
Net increase (decrease) in cash and cash equivalents         (19,394)          72,182

Cash and cash equivalents at beginning of period              25,265           74,016
                                                          -----------     -----------
Cash and cash equivalents at end of period                   $ 5,871         $146,198
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

As of March 31, 2004, the Company's securities have been approved to return to the bulletin board for trading. From February 2003 to March 2004, the Company's securities were quoted on the Pink
Sheets, under the symbol "VETXE".

Going Concern Matters

Based upon our substantial working capital deficiency and stockholders' deficiency of approximately $31,923,000 and $31,709,000 at March 31, 2004, respectively, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our defaults on substantially all of our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

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

Initiatives Completed or in Process:

The following initiatives related to raising the required funds, settling liabilities and/or reducing expenses have been completed or are in process:

(i) As of March 31, 2004, the Company had borrowed approximately $6,528,000 from MidMark, a company that owns shares of Vertex's preferred and common stock (See Note 5). MidMark Capital L.P. and its affiliate, MidMark Capital II, L.P., and certain individuals related to these two entities, are referred to collectively as "MidMark".

Included in the aforementioned amount payable to MidMark is $281,287 which has been borrowed under a Grid Note which provides for up to $1,000,000 of availability from MidMark. This note will be funded by the proceeds, if any, from the sale of any shares of Vertex common stock held by MidMark (see Note 5).

(ii) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations, and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the three months ended March 31, 2004, we recognized a noncash gain of $320,000 from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary (see Note 2). Upon legal resolution of the approximately $7,644,000 of net liabilities of the remaining European entities as of March 31, 2004 we expect to recognize a non-cash gain (without any significant cash outlay); however, the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(iii) We have continued to reduce headcount (to approximately 20 employees in our continuing North American business at March
31, 2004, of whom 5 were furloughed until additional funds are raised), consolidate facilities and generally reduce costs.

(iv) Effective July 31, 2003, the Company completed the sale of 10,000,000 shares of its common stock, which had an estimated fair market value at that time of approximately $400,000, to American Marketing Complex, Inc. ("AMC")(see Note 6). Payment for this purchase was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can utilize for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the cash equivalent trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year.

(v) We are seeking to settle certain of our current liabilities through non-cash transactions. Vertex is negotiating with vendors to settle balances at substantial discounts, including through the use of the cash equivalent trade credits set forth in (v) above. In addition, we are negotiating to settle certain notes payable and approximately $4,100,000 of litigation related accruals at a discount or with the issuance of shares of either Vertex or XeQute.

(vi) We entered into a Securities Purchase Agreement with four accredited investors on April 28, 2004 for the sale of (i) $3,000,000 in convertible notes and (ii) warrants to purchase 3,000,000 shares of our common stock and received proceeds of $1,500,000 from such sale.

In conjunction with the sale of the convertible notes, we also entered into a prelimary agreement with MidMark that would result in, among other things, the conversion of substantially all of our borrowings from MidMark into preferred and common stock and warrants (see Note 5).

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that contemplates Vertex's continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. Such financial statements do not include any adjustments, with the exception of the provision to reduce the carrying values of the assets of the subsidiaries in liquidation to their estimated net realizable value, relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If Vertex fails to raise additional capital when needed, the lack of capital will have a material adverse effect on Vertex's business, operating results, financial condition and ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending
September 30, 2004.

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

2. Sales or Divestitures of Non-Core Businesses

The Company developed and initiated a plan in the quarter ended June 30, 2002 that would result in the sale or divestiture of assets or closings of businesses that are not part of the Company's current strategic plan or have not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets (see Note 3 in the 2003 Form 10-K). After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France - previously ICS
France) and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the three months ended March 31, 2004, the Company recognized a noncash gain from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary, as explained below. Accordingly, the remaining net assets and retained liabilities of these businesses are classified as net liabilities associated with subsidiaries in liquidation in the accompanying March 31, 2004 and September 30, 2003 condensed consolidated balance sheets. While the Company expects the liquidation process to take through at least September 30, 2004, significant variations may occur based on the complexity of the entity and requirements of the respective country.

Retained liabilities are generally carried at their contractual or historical amounts. The ultimate amounts required to settle these retained liabilities will differ from estimates, based on contractual negotiations, and the outcome of certain legal actions and liquidation proceedings.

The following is a summary of net assets and retained liabilities as of March 31, 2004 and September 30, 2003:

                                       March 31,     September 30,
                                         2004              2003
                                     ------------     -----------
     Cash                             $  201,117      $   654,068
     Receivables, net                  1,169,520          990,468
     Inventories, net                    645,489          608,993
     Accounts payable                 (2,273,720)      (2,959,933)
     Accrued liabilities              (5,014,881)      (5,207,546)
     Deferred revenue                 (1,232,559)      (1,186,486)
     Loans payable - banks            (1,138,513)      (1,074,142)
     Other liabilities                         -         (336,499)
                                     -------------     -----------
     Net liabilities associated with
       subsidiaries in liquidation   $(7,643,547)     $(8,511,077)
                                     =============     ===========

The Company received notice that the liquidation of Vertex UK, which was under liquidation as of December 31, 2003, has been approved and finalized by the UK creditors as of January 5, 2004. Based on such notice, management reduced the Company net liabilities associated with subsidiaries in liquidation by approximately $1,400,000, reclassed approximately $1,073,000 of translation loss from accumulated other comprehensive loss to the consolidated statement of operations and recognized a gain of approximately $320,000 in the second quarter of fiscal 2004.

Except for the gain from the liquidation of the U.K. subsidary, the results of operations of these businesses for the three and six months ended March 31, 2004 and 2003 were not significant.

3. INVENTORIES

Inventories consist of raw materials of $475,305 and $537,337 at March 31, 2004 and September 30, 2003, respectively, and were net of a valuation allowance of $50,504 at those dates.

At March 31, 2004 and September 30, 2003, inventories of the European operations in liquidation amounted to approximately $645,000 and $609,000, respectively, and are presented on the balance sheets in net liabilities associated with subsidiaries in liquidation.

4. NOTES PAYABLE TO UNRELATED PARTIES

Notes payable to unrelated parties consist of past due notes payable to the following:

                                        March 31, September 30,
                                          2004        2003
                                       ---------   -----------
  Renaissance  Software, Inc.         $1,227,500    $1,227,500
  Divisions of Genicom International     375,000       375,000
  Aryeh Trust                            294,400       266,736
                                       ---------    ----------
                                      $1,896,900    $1,869,236
                                       =========    ==========

The note payable to Aryeh Trust was repaid in April 2004. The other notes remained unpaid as of April 30, 2004. For additional information, see Note 5 below and Note 10 in the 2003 Form 10-K.


5. NOTES AND CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Notes and convertible notes payable to related parties consist of past due or demand notes payable to MidMark as follows:


                                    March 31,         September 30,
                                     2004                  2003
                                 -----------          ------------
10% convertible notes            $1,814,324           $  1,814,324
Convertible loan note               480,000                480,000
Demand notes                      3,701,900              3,701,900
Grid note                           281,287                143,948
Bridge loan                         250,000                250,000
                                 -----------          -------------
                                 $6,527,511           $  6,390,172
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

On August 9, 2002, the remaining principal balance of $4,718,717 of the convertible notes and $1,185,176 of the $3,000,000 of 10% convertible notes were fully settled in connection with the sale of the Company's French based advanced planning software business to MidMark. The remaining $1,814,324 of past due 10% convertible notes payable at March 31, 2004 and September 30, 2003 are convertible at $0.84 per share and collateralized by all tangible and intangible property of the Company.

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

During October 2002, Vertex also executed a Grid Note which provides for up to $1,000,000 of availability from MidMark.
This note will be funded by the proceeds, if any, from the sale of any shares of Vertex common stock held by MidMark.
This note is payable on demand, carries interest at the rate of 10% per annum and is secured by the same collateral in which the Company previously granted a security interest to MidMark under the agreement related to the convertible notes payable described above.
In consideration of MidMark providing this facility, the Company agreed to issue warrants to purchase a number of unregistered shares equal to 120% of the number of tradeable shares sold by MidMark to fund such note, at a purchase price per share equal to 80% of the price per share realized in the sale of shares to fund the Grid Note. As of March 31, 2004, the Company had borrowed
$281,287 under this arrangement. As a result of the borrowings through March 31, 2004, the Company was obligated to issue to MidMark warrants to purchase 5,569,980 shares of common stock at an exercise price of $0.05 per share. The aggregate estimated fair value of the warrants at the respective dates of issuance was $54,000 which was determined using the Black-Scholes option pricing model and recorded as a charge to interest expense, with an offsetting increase in additional paid-in capital, during the six months ended March 31, 2004. In applying the Black-Scholes option pricing model, the Company used the following assumptions: expected dividend yield - 0%; expected stock price volatility - 142%; risk-free interest rate - 3.50%; and expected life of the warrants - three months.

In December 2002, Vertex, through XeQute PLC, closed a $500,000 Bridge Loan arranged by CSS whereby it borrowed $250,000 from both MidMark and Aryeh Trust, an unrelated party. Originally, the Bridge Loans were to be repaid with proceeds from a proposed private placement funding. The Bridge Loans matured on June 9, 2003. The Company has agreed to continue paying interest at the original rate of 3% per month, with the principal to be repaid when funds become available. The Bridge Loans are secured by a first security interest in all of the assets of XeQute. The lenders were each granted warrants to purchase shares of XeQute PLC as part of the consideration for this loan. The interest charge relating to the fair value of these warrants was not material and was recognized over the original term of the Loan.
Upon the receipt of the minimum subscription amount for a private placement by XeQute PLC, MidMark has agreed to relinquish its security interest in the assets of XeQute, in exchange for warrants to purchase 250,000 common shares of XeQute PLC which are presently owned by Vertex. MidMark has agreed that it will vote any shares which it may acquire through the exercise of the warrant in accordance with the directions of Vertex. However, it will retain its security interest in the shares of XeQute PLC owned by Vertex and in all of the assets of Vertex.

Vertex entered into a Securities Purchase Agreement with four accredited investors on April 28, 2004 for the private placement
(the "Private Placement") of (i) $3,000,000 in convertible notes
(the "Convertible Notes") and (ii) warrants (the "Warrants") to purchase 3,000,000 shares of our common stock. The investors are obligated to provide us with an aggregate of $3,000,000 as follows: $1,500,000 which was provided to us on April 28, 2004; $750,000 which will be provided to us within five business days of the filing of a registration statement under the Securities Act of 1933 for the registration of the shares issuable upon the conversion of the Convertible Notes and the exercise of the Warrants to purchase 3,000,000 shares; and $750,000 which will be provided to us within five business days of the effective date of the registration statement.

The Convertible Notes bear interest at 10%, mature two years from the date of issuance, and will be convertible into our common stock, at the investors' option, at the lower of: $0.30; or 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the Convertible Notes would become due upon any default under the terms of Convertible Notes. The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.11 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. Since the conversion price will be less than the market price of the common stock at the time of the Convertible Notes are issued, it is anticipated that the Company will recognize a charge during the third quarter of fiscal 2004 relating to the beneficial conversion feature of the Convertible Notes.

In connection with the Private Placement of the Convertible Notes and Warrants as described above, MidMark and Vertex have agreed, subject to the execution of mutually acceptable documentation, that:

1. All warrants held by MidMark for the purchase of the common stock of Vertex shall be exercised by applying the $281,287 owed by Vertex to MidMark under the Grid Note at March 31, 2004, as described above, in complete satisfaction of the exercise price for such warrants.

2. The warrants held by MidMark for 60,000 shares of XeQute Solutions, PLC shall be converted into a warrant for 240,000 shares of common stock of Vertex, exercisable at $0.01 per share, and shall be exercised by reducing the amount of indebtedness owed by the Company to MidMark.

3. Upon the authorization of a series of convertible preferred shares of Vertex (Series "D") providing for a liquidation preference equal to the amount paid for such shares together with a 10% per annum return and conversion rights at least as favorable as the conversion rights under the Convertible Notes, MidMark will convert all indebtedness owed to MidMark by Vertex or its subsidiaries, which indebtedness is not applied to the exercise price of the Warrants held by MidMark as set forth above, to the Series "D" preferred stock.

4. The conversion terms of the existing Series "C" preferred stock of Vertex held by MidMark shall be amended to provide conversion rights at least as favorable as the conversion rights under the Convertible Notes.

5. Vertex and MidMark shall enter into a Redemption Agreement providing for the redemption of such Series "D" preferred stock as may be redeemed for payment of an amount equal to the sum of (1) the unpaid balance then due to MidMark under the Bridge Loan and (2) $250,000; which redemption shall occur upon the earlier of (x) December 31, 2004, or (y) the receipt by Vertex of any tax refund, which refund is expected in the third quarter of fiscal year 2004.

6. Vertex will provide registration rights to MidMark with respect to any unregistered shares of common stock of Vertex identical to those provided under the terms of the Private Placement. In furtherance of this, MidMark will, under the terms of a customary lock-up agreement, agree not to sell any shares of common stock until the earlier of (x) one year after the effective date of the registration statement or (y) the sale by the Private Placement investors of common stock which in the aggregate exceeds two thirds (as determined by value) of the common stock received by the Private Placement investors in connection with the exercise of their conversion rights under the Convertible Notes.

A portion of the proceeds of the Private Placement was used to repay the balance of the note payable to Aryeh Trust ($294,400 as of March 31, 2004--see Note 4). Upon the execution of mutually acceptable documentation by MidMark and the Company, the balance of the Company's obligations to MidMark, which totaled $6,527,511 as of March 31, 2004 as shown in the table above, will be converted to Series "D" preferred stock or warrants.

6.  STOCKHOLDERS' DEFICIENCY

Effective July 31, 2003, the Company completed the sale of  10,000,000 shares of its common stock, which had a fair market value at that time of approximately $400,000, to AMC. Payment for this purchase by AMC was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can use or sell to others for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year. The trade credits were valued at the fair market value of the shares issued by the Company of $400,000 and classified as unearned income, which is a separate component of stockholders' deficiency in the accompanying condensed consolidated balance sheets as of March 31, 2004 and September 30, 2003. The unearned credits will be offset as the trade credits are used.

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

Pro Forma and Other Disclosures Related to Stock Options

As of September 30, 2003, the Company had granted options to purchase a total of 7,597,106 shares of common stock. No options were granted and options to purchase 155,000 and 330,000 shares were cancelled during the three and six months ended March 31, 2004, respectively.

As further explained in Note 13 in the 2003 Form 10-K, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" the Company accounts for its stock option plans using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, it does not recognize compensation cost for options with exercise prices at or above fair market value on the date of grant and, instead, it is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to make pro forma disclosures of net income (loss) and earnings
(loss) per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company did not grant any stock options to employees during the six months ended March 31, 2004 and 2003; however, it did grant options to employees in prior periods. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date and had amortized the cost over the vesting period pursuant to SFAS 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below:

                                  Three Months Ended March 31    Six Months Ended March 31,
                                 ----------------------------    ----------------------------
                                      2004            2003	    2004            2003
                                 --------------  ------------ 	 ------------  --------------
  Net loss-as reported            $ (186,634)      $(863,755)   $ (844,834)	$(1,823,845)
  Deduct total stock -
   based employee compensation
   expense determined under a
   fair value based method for
   all awards, net of related
   tax effects                      (247,621)       (247,893)      (495,307)       (495,975)
                                 -------------  -------------    ------------	------------
  Net loss - pro-forma            $ (434,255)    $(1,111,648)   $(1,340,141)	$(2,319,820)
                                 =============  =============    ============   ============

  Loss per share - as reported    $  (.00)            $(.02)	$(.02)		$(.05)
  Loss per share - pro-forma      $  (.01)            $(.03)	$(.03)		$(.06)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model (see Note 13 in the 2003 Form 10-K as tothe assumptions used in prior periods).

                                        18

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

As of March 31, 2004, there were 18,571,878 shares of common stock potentially issuable upon the exercise of stock options (7,267,106 shares), warrants (5,569,980 shares) and the conversion of convertible securities (5,893,192 shares). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations because the Company had a net loss for the three and six months ended March 31, 2004 and 2003, and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

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

a) On April 16, 2003, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, entitled Bautista v. Vertex Interactive, Inc and Renaissance Software, Inc. The action, which demands $394,000, is brought by a former employee claiming breach of his employment agreement. On March 29, 2004, a judegment was granted against the Company in the amount of $350,482.

b) On October 31, 2001, an action was commenced in the United States District Court, Southern District of New York entitled Edgewater Private Equity Fund II, L.P. et al. v. Renaissance Software, Inc. et al. The action, brought against Renaissance Software, Inc., a subsidiary of Vertex, and Vertex, alleged the default by Renaissance Software, Inc. in payment of certain promissory notes in the principal aggregate sum of $1,227,500. Vertex guaranteed the notes. The noteholders demanded $1,227,500, together with interest accruing at the rate of 8% per annum from June 30, 2001. On March 12, 2002, the noteholders were successful in obtaining a judgment against Renaissance Software, Inc. in the aggregate amount of $1,271,407 including interest, late charges and attorneys' fees. However given the Company's current cash position, we have been unable to pay the judgment and have been pursuing non cash alternatives.

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

d) On June 25, 2003, an action was commenced in the United States District Court, District of New Jersey, entitled CPG International, N.V. vs. Vertex Interactive, Inc. The action, which demands $406,342, alleges the Company's breach of an Asset Sale and Purchase Agreement pursuant to which the Company acquired various assets related to CPG International's Service business. On March 3, 2004, the action was settled for the sum of $125,000 which was paid on April 30, 2004.

e) On February 9, 2003, in the matter captioned Scansource, Inc. vs. Vertex Interactive, Inc., Superior Court of New Jersey, Esses County, a judgment was granted against the Company in the amount of $142,155. The action alleged non payment the the Company for computer hardware.

PAYROLL OBLIGATIONS

As a result of its severe cash constraints (see Note 1 -
Going Concern section), the Company had fallen as much as two to three months behind in meeting its payroll obligations to its employees subsequent to September 30, 2002. The Company has been meeting its current payroll obligations, and has attempted to pay overdue employee payroll obligations as cash resources become available. However, in a letter dated April 3, 2003 the New Jersey Department of Labor (N.J.D.O.L.) has assessed the Company a penalty of $154,000 for failure to pay payroll on a timely basis. The Company entered into Consent Order and Agreement with the N.J.D.O.L. to pay down this obligation, starting with an initial payment on April 30, 2004 of $18,000, which the Company has made, and then monthly payments of $30,000 starting on June 1, 2004, until the balance of the payroll obligations are paid.

In addition, a number of former employees of a California based division of Vertex had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. The Company had disputed the claims, primarily on the basis of the lack of documentation for hours worked during the period. However in July 2003, these claims were heard by the California DOL and the amounts claimed, together with interest and penalties aggregating approximately $100,000 which remain unpaid as of March 31, 2004, were granted to these former employees.

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

This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2004" and "2003" refer to the three and six months ended March 31, 2004 and 2003, respectively.

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

Results of Operations

Three months ended March 31, 2004 ("2004") compared to the three months ended March 31, 2003 ("2003").

Operating Revenues:

Operating  revenues decreased by approximately $657,000 (or
55.9%) from approximately $1,175,000 in 2003 to approximately
$518,000 in 2004.

Revenues were negatively impacted by the continued weak demand in its key markets, exacerbated by the Company's lack of financial resources.

   Products and Services

   Sales to external customers by the two significant product and service line groupings for the three months ended March 31, 2004 and 2003 (in thousands) are as follows:

                                      2004          2003
                                   ---------     ---------
  Enterprise Solutions             $     0        $   84
  Service, Maintenance and Other       518         1,091
                                   ---------     ---------
                                   $   518        $1,175
                                   =========     =========

There were no Enterprise Solutions revenues during the period mainly due to a lack of warehouse expansions by customers.

Service, maintenance and other revenues have decreased approximately $573,000 from 2003. The decrease was a result of our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Gross Profit:

Gross profit decreased by approximately $363,000 (or 56.3%) to $282,000 in 2004. As a percent of operating revenues, gross profit was 54.5% in 2004 as compared to 54.9% in 2003. The gross profit was negatively impacted by a lower volume of sales.

Operating Expenses:

Selling  and  administrative expenses decreased approximately
$740,000 (or 59.5%) from approximately $1,244,000 in 2003 to $504,000 in 2004. During 2004 we continued various cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses.

There were no research  and  development expenses ("R&D").
As a result of the slow economy and our cost cutting efforts, we suspended R&D, focusing our technical resources on maintenance services.

The decrease in depreciation and amortization expense to approximately $40,000 in 2004, as compared to approximately $66,000 in 2003, is the result of certain assets becoming fully depreciated.

Interest expense increased by approximately $32,000 to $235,000 in 2004. This increase is due to increased borrowings.

Other income increased mainly due to the $320,000 gain on liquidation of the UK operations.

The income tax provision (credit) is negligible in both years due primarily to operating losses.

The net loss for the period decreased approximately $677,000 or 78.4% to approximately $187,000 from $864,000 in 2003, mainly due to the factors mentioned above.

Results of Operations

Six months ended March 31, 2004 ("2004") compared to the six months ended March 31, 2003 ("2003").

Operating Revenues:

Operating  revenues decreased by approximately  $1,107,000  (or
45.0%) from approximately $2,457,000 in 2003 to approximately
$1,350,000 in 2004.

Revenues were negatively impacted by the asset sales or disposals of all of the Company's European businesses and certain of its non-core US operations as well as continued weak demand in its key markets; exacerbated by the Company's lack of financial condition.

   Products and Services

   Sales to external customers by the two significant product and service line groupings for the six months ended March 31, 2004 and 2003 (in thousands) are as follows:

                                            March 31
                                   ---------------------------
                                        2004              2003
                                   ----------       ----------
  Enterprise Solutions               $    84          $    434
  Service and Maintenance              1,266             2,023
                                    --------          --------
                                     $ 1,350          $  2,457
                                    ========          ========

Enterprise solutions revenues decreased to $84,000 in 2004 from $434,000 in 2003. The decrease was a result of our decision to sell and/or liquidate all of our European operations, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Service and maintenance revenues have decreased approximately $757,000 from 2003. The decrease was a result of our decision to sell and/or liquidate all of our European operations, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Gross Profit:

Gross profit decreased by approximately $713,000 (or 55.4%) to $574,000 in 2004. As a percent of operating revenues, gross profit was 42.5% in 2004 as compared to 52.4% in 2003. The gross profit percentage was unfavorably impacted by a smaller percentage of higher margin service and maintenance revenues.

Operating Expenses:

Selling and administrative expenses decreased approximately $1,500,000 (or 57.6%) from approximately $2,604,000 in 2003 to approximately to $1,104,000 in 2004. During 2003 we continued various cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses.

The decrease in the depreciation and amortization expense to $83,000 in 2004, as compared to approximately $138,000 in 2003, is the direct result of three factors: (i) the write-off of intangible assets in the fourth quarter of fiscal 2001, based on an assessment of the fair market value of these assets as of September 30, 2001; (ii) the adoption of SFAS 142 as of October 1, 2001, which substantially reduced the intangibles that are to be amortized in the future. These intangibles were being amortized over their estimated lives ranging from 2 to 25 years and (iii) certain assets becoming fully depreciated.

Interest expense increased by approximately $146,000 to $514,000 in 2004. This increase is due to increased borrowings and a $54,000 charge related to warrants issued
MidMark (see Note 5).

Other income increased mainly due to the $320,000 gain on liquidation of the UK operations.

The income tax provision (credit) is negligible in both years due primarily to operating losses.

The net loss for the period decreased approximately $979,000 or 53.7% to approximately $845,000 from $1,824,000 in 2003 mainly due to the factors mentioned above.

Liquidity and Capital Resources

Based upon our substantial working capital deficiency ($31,923,000) and stockholders' deficiency ($31,709,000) at March 31, 2004, our current rate of cash consumption, the uncertainty of liquidity- related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

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

The following initiatives related to raising the required funds, settling liabilities and/or reducing expenses have been completed or are in process:

(i) As of March 31, 2004, the Company had borrowed approximately $6,528,000 from MidMark, a Company that owns shares of Vertex's preferred and common stock (See Note 5). MidMark Capital L.P. and its affiliate, MidMark Capital II, L.P., and certain individuals related to these two entities, are referred to collectively as "MidMark".

Included in the aforementioned amount payable to MidMark is $281,287 which has been borrowed under a Grid Note which provides for up to $1,000,000 of availability from MidMark. This note will be funded by the proceeds, if any, from the sale of any shares of Vertex common stock held by MidMark (see Note 5).

(ii) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations, and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the three months ended March 31, 2004 we recognized a noncash gain of $320,000 from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary (see Note 2). Upon legal resolution of the approximately $7,644,000 of net liabilities of the remaining European entities as of March 31, 2004 we expect to recognize a non-cash gain (without any significant cash outlay); however, the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(iii) We have continued to reduce headcount (to approximately 20 employees in our continuing North American business at March
31, 2003, of whom 5 were furloughed until additional funds are raised), consolidate facilities and generally reduce costs.

(iv) Effective July 31, 2003, the Company completed the sale of 10,000,000 shares of its common stock, which had an estimated fair market value at that time of approximately $400,000, to American Marketing Complex, Inc. ("AMC")(see Note 6). Payment for this purchase was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can utilize for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the cash equivalent trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year.

(v) We are seeking to settle certain of our current liabilities through non-cash transactions. Vertex is negotiating with vendors to settle balances at substantial discounts, including through the use of the cash equivalent trade credits set forth in (v) above. In addition, we are negotiating to settle certain notes payable and approximately $4,100,000 of litigation related accruals at a discount or with the issuance of shares of either Vertex or XeQute.

(vi) Vertex entered into a Securities Purchase Agreement with four accredited investors on April 28, 2004 for the private placement
(the "Private Placement") of (i) $3,000,000 in convertible notes
(the "Convertible Notes") and (ii) warrants (the "Warrants") to purchase 3,000,000 shares of our common stock. The investors are obligated to provide us with an aggregate of $3,000,000 as follows: $1,500,000 which was provided to us on April 28, 2004; $750,000 which will be provided to us within five business days of the filing of a registration statement under the Securities Act of 1933 for the registration of the shares issuable upon the conversion of the Convertible Notes and the exercise of the Warrants to purchase 3,000,000 shares; and $750,000 which will be provided to us within five business days of the effective date of the registration statement.

The Convertible Notes bear interest at 10%, mature two years from the date of issuance, and will be convertible into our common stock, at the investors' option, at the lower of: $0.30; or 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the Convertible Notes would become due upon any default under the terms of Convertible Notes. The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.11 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. Since the conversion price will be less than the market price of the common stock at the time of the Convertible Notes are issued, it is anticipated that the Company will recognize a charge during the third quarter of fiscal 2004 relating to the beneficial conversion feature of the Convertible Notes.

(vii) In connection with the Private Placement of the Convertible Notes and Warrants as described above, MidMark and Vertex have agreed, subject to the execution of mutually acceptable documentation, that:

1. All warrants held by MidMark for the purchase of the common stock of Vertex shall be exercised by applying the $281,287 owed by Vertex to MidMark under the Grid Note at March 31, 2004, as described above, in complete satisfaction of the exercise price for such warrants.

2. The warrants held by MidMark for 60,000 shares of XeQute Solutions, PLC shall be converted into a warrant for 240,000 shares of common stock of Vertex, exercisable at $0.01 per share, and shall be exercised by reducing the amount of indebtedness owed by the Company to MidMark.

3. Upon the authorization of a series of convertible preferred shares of Vertex (Series "D") providing for a liquidation preference equal to the amount paid for such shares together with a 10% per annum return and conversion rights at least as favorable as the conversion rights under the Convertible Notes, MidMark will convert all indebtedness owed to MidMark by Vertex or its subsidiaries, which indebtedness is not applied to the exercise price of the Warrants held by MidMark as set forth above, to the Series "D" preferred stock.

4. The conversion terms of the existing Series "C" preferred stock of Vertex held by MidMark shall be amended to provide conversion rights at least as favorable as the conversion rights under the Convertible Notes.

5. Vertex and MidMark shall enter into a Redemption Agreement providing for the redemption of such Series "D" preferred stock as may be redeemed for payment of an amount equal to the sum of (1) the unpaid balance then due to MidMark under the Bridge Loan and (2) $250,000; which redemption shall occur upon the earlier of (x) December 31, 2004, or (y) the receipt by Vertex of any tax refund, which refund is expected in the third quarter of fiscal year 2004.

6. Vertex will provide registration rights to MidMark with respect to any unregistered shares of common stock of Vertex identical to those provided under the terms of the Private Placement. In furtherance of this, MidMark will, under the terms of a customary lock-up agreement, agree not to sell any shares of common stock until the earlier of (x) one year after the effective date of the registration statement or (y) the sale by the Private Placement investors of common stock which in the aggregate exceeds two thirds (as determined by value) of the common stock received by the Private Placement investors in connection with the exercise of their conversion rights under the Convertible Notes.

A portion of the proceeds of the Private Placement was used to repay the balance of the note payable to Aryeh Trust ($294,400 as of March 31, 2004--see Note 4). Upon the execution of mutually acceptable documentation by MidMark and the Company, the balance of the Company's obligations to MidMark, which totaled $6,527,511 as of March 31, 2004 as shown in the table above, will be converted to Series "D" preferred stock or warrants.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

a) On April 16, 2003, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, entitled Bautista v. Vertex Interactive, Inc and Renaissance Software,
Inc. The action, which demands $394,000, is brought by a former employee claiming breach of his employment agreement. On March 29, 2004 a judgment was granted against the Company in the amount of $350,382.

b) On June 25, 2003, an action was commenced in the United States District Court, District of New Jersey, entitled CPG International, N.V. vs. Vertex Interactive, Inc. The action, which demands $406,342, alleges the Company's breach of an Asset Sale and Purchase Agreement pursuant to which the Company acquired various assets related to CPG International's Service business. On March 3, 2004, the action was settled for the sum of $125,000 which was paid on April 30, 2004.

c) On or about March 22, 2004, an action against the Company and its subsidiary Renaissance Software, Inc., was commenced in New York State Supreme Court, Nassau County, captioned Great Oak LLC, v Vertex Interactive Inc, et al.

The action, which demands $327,676, alleges 2 months rent totaling $23,736,92 and an early termination of lease fee of $303,929 to be due Great Oak LLC, the landlord of premises leased to Renaissance Software LLC. The Company plans to vigorously defend the action.

d) On February 9, 2003, in the matter captioned Scansource, Inc. vs. Vertex Interactive, Inc., Superior Court of New Jersey, Essex County, a judgment was granted against the Company in the amount of $142,155. The action alleged nonpayment by the Company for computer hardware.

Item 2.Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None this quarter

Item 5.  Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

       (a) The following exhibits are included herein:

         31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

         31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

         32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

         32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

       (b) The following Reports on Form 8-K were filed during the period:

           None.
                                      32

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


May 17, 2004