Form 10-Q
period 2004-06-30
VERTEX INTERACTIVE INC
filed 2004-08-19
CIK 779681

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                         ______________

                            Form 10-Q
                         ______________

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For quarter ended June 30, 2004

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

                      Yes __X___ No _____

Common stock, par value $.005 per share: 48,551,978 shares outstanding as of August 16, 2004.

Preferred stock, Series "A", par value $.01 per share: 1,356,852 shares outstanding as of August 16, 2004.

Preferred stock, Series "B", par value $.01 per share: 1,000 shares outstanding as of August 16, 2004.

Preferred stock, Series "C-1", par value $.01 per share: 997 shares outstanding as of August 16, 2004.

            VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                            FORM 10-Q

                          June 30, 2004

                              INDEX


Page
PART I.    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets              3 - 4
          June 30, 2004 (Unaudited) and September 30, 2003

          Condensed Consolidated Statements of Operations        5
          For the three and nine months ended
          June 30, 2004 and 2003 (Unaudited)

          Condensed Consolidated Statement of Changes in     6 - 7
          Stockholders' Deficiency For the nine months ended June 30, 2004 (Unaudited)

          Condensed Consolidated Statements of Cash Flows        8
          For the nine months ended June 30, 2004 and 2003
          (Unaudited)

          Notes to the Condensed Consolidated Financial
          Statements (Unaudited)                                 9

Item 2.   Management's Discussion and Analysis Of               23
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About        28
          Market Risk

Item 4.   Controls and Procedures                               28

PART II.       OTHER INFORMATION

Item 1.    Legal Proceedings                                    30

Item 2.    Changes in Securities and Use of Proceeds            32

Item 3.    Defaults Upon Senior Securities                      32

Item 4.    Submission of Matters to a Vote of Security          32
           Holders

Item 5.    Other Information                                    32

Item 6.    Exhibits and Reports on Form 8-K                     32

          VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

                            ASSETS

                                                      June 30,    September 30,
                                                        2004          2003
                                                    (Unaudited)
                                                   ------------ -------------
CURRENT ASSETS:
Cash and cash equivalents,                         $   164,654     $   25,265
Restricted Cash - short-term                           225,000             -
Accounts receivable, less
allowance for doubtful accounts
of $456,358 at June 30, 2004
and September 30, 2003                                 198,225        639,208
Inventories, net of valuation allowance                414,231        537,337
Prepaid expenses and other current assets               22,921         20,103
                                                   ------------   -----------
Total current assets                                 1,025,031      1,221,913


Equipment and improvements, net of
accumulated depreciation and
amortization of $1,351,779 at
June 30, 2004 and $1,320,152
at September 30, 2003                                   38,602         70,249

Capitalized software costs, net of accumulated
amortization of $318,331 at June 30, 2004 and
$231,513 at September 30, 2003                          28,938        115,756
Restricted cash - long-term                            193,750             -
Deferred financing costs,
net of accumulated amortization of $26,250             550,745             -
Other assets                                           111,270        111,273

                                                   ------------  ------------
Total assets                                       $ 1,948,336   $  1,519,191
                                                   ============  ============


See notes to condensed consolidated financial statements.

          VERTEX  INTERACTIVE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS


           LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                    June 30,    September 30,
                                                      2004          2003
                                                 -------------  -------------
                                                  (Unaudited)
CURRENT LIABILITIES:
Notes payable - unrelated parties                 $1,227,500    $  1,869,236
Notes payable - related parties                    4,233,187       4,095,848
Convertible notes payable - related parties        2,294,324       2,294,324
Accounts payable                                   3,800,769       4,533,875
Net liabilities associated with subsidiaries
in liquidation                                     7,572,880       8,511,077
Payroll and related benefits accrual               2,063,721       2,622,354
Litigation related accruals                        3,655,323       4,077,665
Other accrued expenses and liabilities             5,153,916       4,870,759
Deferred revenue                                     386,251         305,243
                                                  -------------  -----------

Total current liabilities                         30,387,871      33,180,381

Long term convertible notes payable -
unrelated parties                                  2,250,000              0
                                                  -------------  -----------
Total liabilities                                 32,637,871     33,180,381
                                                  -------------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Series A preferred stock, par value
$.01 per share; 2,000,000  shares authorized,
1,356,852 shares issued and outstanding
($10,000,000 aggregate liquidation preference)       13,569           13,569
Series B preferred stock, par value $0.01 per
share; 1,000 shares authorized, 1,000 shares
issued and outstanding($1,000,000 aggregate
liquidation preference)                                  10               10
Series C preferred stock, par value
$0.01 per share; 10,000 shares authorized,
997 shares issued and outstanding ($997,000
aggregate liquidation preference)                        10               10
Common stock, par value $.005 per share;
75,000,000 shares authorized; 48,201,978
shares issued and outstanding                       241,011          241,011
Additional paid-in capital                      155,778,295      155,364,295
Unearned income                                    (400,000)        (400,000)
Accumulated deficit                            (184,588,430)    (184,332,055)
Accumulated other comprehensive loss             (1,666,760)      (2,480,790)
Less: Treasury stock, 87,712 shares of
common stock (at cost)                              (67,240)         (67,240)
                                               -------------    -------------
Total stockholders' deficiency                  (30,689,535)     (31,661,190)
                                               -------------    -------------

Total liabilities and stockholders' deficiency $  1,948,336     $  1,519,191
                                               =============    =============

See notes to condensed consolidated financial statements.

                     VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      For the Three Months Ended June 30,      For the nine Months Ended June 30,
                       ----------------------------------      ----------------------------------
                                   2004         2003                  2004             2003
                             ------------ --------------       ---------------  ----------------
REVENUES                        706,208     $1,007,793         $   2,056,294         $3,464,482

COST OF SALES                   339,110        623,407             1,114,825          1,792,863
                            -------------- ------------        ---------------    --------------

GROSS PROFIT                    367,098        384,386               941,469          1,671,619
                            -------------- ------------        ---------------    --------------
OPERATING EXPENSES:

Selling and administrative      520,077        909,812             1,623,726          3,513,631
Depreciation and
amortization of intangibles      35,383         68,346               118,463            206,333
                            -------------- ------------        ---------------    --------------
Total operating expenses        555,460        978,158             1,742,189          3,719,964
                            -------------- ------------        ---------------    --------------
OPERATING LOSS                 (188,362)      (593,772)             (800,720)        (2,048,345)
                            -------------- ------------        ---------------    --------------
OTHER INCOME (EXPENSES):
Interest expense               (266,381)      (248,005)             (780,687)          (616,078)
Gain on liquidation
of foreign subsidiaries               -              -               320,951                  -
Gain on settlements of
liabilities                   1,042,939              -             1,042,939                  -
Other                               268          1,706               (38,858)               507
                            --------------  -----------        ---------------    --------------
Net other income (expense)      776,826       (246,299)              544,345           (615,571)
                            --------------  -----------        ---------------    --------------
NET INCOME (LOSS)            $  588,464     $ (840,071)         $   (256,375)       $(2,663,916)
                            ============== ============        ===============    ==============
Net income <loss> per
share of common stock:

                  Basic          $.01          ($.02)                 ($.01)            ($.07)
                             ============== ============       ===============    ==============
                Diluted          $.01          ($.02)                 ($.01)            ($.07)
                             ============== ============       ===============    ==============
Weighted average number of
 shares outstanding:
                  Basic       48,201,978    37,663,516            48,201,978         37,355,824
                             ============== ============       ===============    ==============
                  Diluted     60,147,292    37,663,516            48,201,978         37,355,824
                             ============== ============       ===============    ==============

See notes to condensed consolidated financial statements.


                                            VERTEX INTERACTIVE INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
						FOR THE NINE MONTHS ENDED JUNE 30, 2004
                                                              (UNAUDITED)

                                             Preferred Stock         Common Stock     Additional
                                             ---------------      -----------------    Paid-In
                                             Shares     Amount    Shares     Amount    Capital
                                            ------     ------     ------     ------   -----------

Balance September 30, 2003                 1,358,849  $ 13,589  48,201,978  $241,011 155,364,295
Effects of issuance of warrants
 with notes payable - related parties                                                     54,000
Net loss(A)
Effects of issuance of warrants
 with long-term convertible notes payable -
 unrelated parties                                                                       360,000
Change in unrealized foreign
     exchange translation gains/losses(A)                                         -           -
Reclassification into current period
earnings
                                          ----------  --------  ----------  -------- ------------
Balance June 30, 2004                      1,358,849   $13,589  48,201,978  $241,011 $155,778,295
                                          ==========  ========  ==========  ======== ============


See notes to condensed consolidated financial statements.

                                               6

                                       VERTEX INTERACTIVE INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                        FOR THE NINE MONTHS ENDED JUNE 30, 2004
                                                      (UNAUDITED)
                                                      (CONTINUED)

                                                            Accumulated
                                                                Other
                                 Unearned     Accumulated    Comprehensive   Treasury
                                  Income        Deficit          Loss          Stock       Total
                               ----------   ------------   -------------- --------- -------------
Balance September 30, 2003     $(400,000)  $(184,332,055)   $(2,480,790) $ (67,240) $(31,661,190)
Effects of issuance of warrants
 with notes payable - related
 parties                                                                                   54,000
Effects of issuance of
warrants with long-term
convertible
notes payable -
 unrelated parties                                                                       360,000
Net loss(A)                                     (256,375)                               (256,375)
Change in unrealized foreign
     exchange translation
     gains/losses(A)                                           (259,178)                (259,178)

Reclassification into
current period
  earnings                                                    1,073,208                1,073,208
                              ----------- --------------   ------------  ---------  -------------
Balance June 30, 2004         $(400,000)  $(184,588,430)   $ (1,666,760) $(67,240)  $(30,689,535)
                              =========== ==============   ============ ==========  =============

(A) Comprehensive (income)loss for the three and nine months ended June 30, 2004 totaled $(659,126)
and $515,553, respectively.

See notes to condensed consolidated financial statements.

                         VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
						  (UNAUDITED)

                                                     For the Nine Months Ended June 30,
                                                    -----------------------------------
                                                            2004              2003
                                                      ---------------    --------------
Cash Flows from Operating Activities:
------------------------------------
Net loss                                                  $(256,375)      ($2,663,916)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                               118,463           206,333
Charges to interest expense for warrants
issued with note  payable - related parties                  80,250                 -
Gain on liquidation of foreign subsidiaries                (320,951)                -
Gain on settlements of liabilities                       (1,042,939)                -
Common stock issued for services                                               40,000
Changes in assets and liabilities:
Restricted cash                                            (418,750)
Accounts receivable, net                                    440,983           562,424
Inventories, net                                            123,106           372,855
Prepaid expenses and other current assets                    (2,818)           88,885
Other assets                                                 19,732            36,692
Accounts payable                                             59,833           105,957
Accrued expenses and other liabilities                     (501,035)          649,153
Advances from customers                                           -          (343,547)
Deferred revenue                                             81,008          (753,215)
                                                          -----------     -----------
Net cash used in operating activities                    (1,619,493)       (1,698,379)
                                                          -----------     -----------
Cash flows from investing activities                              -            (2,780)
                                                          -----------     ------------
Cash Flows from Financing Activities:
-------------------------------------
Proceeds from notes and convertible notes payable -
  related parties                                           137,339         1,632,931

Repayment of senior credit facility                               -          (145,736)

Repayment of notes payable - unrelated parties             (391,735)
Proceeds from long-term convertible notes payable -
unrelated parties                                         2,250,000           250,000
Deferred financing costs                                   (236,722)                -
                                                          -----------     -----------
Net cash provided by financing activities                 1,758,882         1,737,195
                                                          -----------     -----------
Net increase in cash and cash equivalents                   139,389            36,036

Cash and cash equivalents at beginning of period             25,265            74,016
                                                          -----------     -----------
Cash and cash equivalents at end of period                 $164,654          $110,052
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

The Company's securities received approval to return to the bulletin board for trading as of March 31, 2004. From February 17, 2003 to March 30, 2004, the Company's securities were quoted on the Pink Sheets, under the symbol "VETXE".

Going Concern Matters

Based upon our substantial working capital deficiency and stockholders' deficiency of approximately $29,363,000 and $30,690,000 at June 30, 2004, respectively, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on one of our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

The successful implementation of our business plan has required, and our ability to continue as a going concern will require on a going forward basis, the Company to raise substantial funds to finance (i) continuing operations, (ii) the further development of our enterprise software technologies, (iii) the settlement of existing liabilities including past due payroll obligations to our employees, officers and directors, and our obligations under existing or possible litigation settlements and (iv) possible selective acquisitions to achieve the scale we believe will be necessary to enable us to remain competitive in the global SCM industry. There can be no assurance that we will be successful in raising the necessary funds.

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

Initiatives Completed or in Process:

The following initiatives related to raising the required funds, settling liabilities and/or reducing expenses have been completed recently or are in process:

(i) As of June 30, 2004, the Company had borrowed approximately $6,528,000 from MidMark, a company that owns shares of Vertex's preferred and common stock and has the ability to purchase a majority interest in Vertex (See Note 6). MidMark Capital L.P. and its affiliate, MidMark Capital II, L.P., and certain individuals related to these two entities, are referred to collectively as "MidMark".

Included in the aforementioned amount payable to MidMark is $281,287 which has been borrowed under a Grid Note which provides for up to $1,000,000 of availability from MidMark. This note will be funded by the proceeds, if any, from the sale of any shares of Vertex common stock held by MidMark (see Note 6).

(ii) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations, and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the nine months ended June 30, 2004, we recognized a noncash gain of $320,000 from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary (see Note 2). Upon legal resolution of the approximately $7,573,000 of net liabilities of the remaining European entities as of June 30, 2004 we expect to recognize an additional non-cash gain (without any significant cash outlays); however, the amount and timing of such gain and cash outlays, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(iii) We have continued to reduce headcount (to approximately 20 employees in our continuing North American business at June 30, 2004, of whom 5 were furloughed until additional funds are raised), consolidate facilities and generally reduce costs.

(iv) Effective July 31, 2003, the Company completed the sale of 10,000,000 shares of its common stock, which had an estimated fair market value at that time of approximately $400,000, to American Marketing Complex, Inc. ("AMC")(see Note 6). Payment for this purchase was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can utilize for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the cash equivalent trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year. No trade credits had been utilized through June 30, 2004.

(v) We are seeking to settle certain of our current liabilities through non-cash transactions. Vertex is negotiating with vendors to settle balances at substantial discounts, including through the use of the cash equivalent trade credits set forth in (v) above. In addition, we are negotiating to settle certain notes payable and approximately $3,655,000 of litigation related accruals at a discount or with the issuance of shares of either Vertex or XeQute. During the six months ended June 30, 2004, we realized net gains of $325,000 from settlements of liabilities totaling $450,000 through payments of $125,000 in cash.

(vi) We entered into a Securities Purchase Agreement with four accredited investors on April 28, 2004 for the sale of (i) $3,000,000 in convertible notes and (ii) warrants to purchase 3,000,000 shares of our common stock and received proceeds of $2,250,000 from such sale as of June 30, 2004 (see Note 5). The balance of $750,000 was received on August 12, 2004.

In conjunction with the sale of the convertible notes, we also entered into an agreement with MidMark that would result in, among other things, the conversion of substantially all of our borrowings from MidMark into preferred and common stock and warrants (see Note 6).

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

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

2. Sales or Divestitures of Non-Core Businesses

The Company developed and initiated a plan in the quarter ended June 30, 2002 that would result in the sale or divestiture of assets or closings of businesses that are not part of the Company's current strategic plan or have not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets (see Note 3 in the 2003 Form 10-K). After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France - previously ICS France) and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the second quarter of fiscal 2004, the Company recognized a noncash gain from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary, as explained below. Accordingly, the remaining net assets and retained liabilities of these businesses are classified as net liabilities associated with subsidiaries in liquidation in the accompanying June 30, 2004 and September 30, 2003 condensed consolidated balance sheets. While the Company expects the liquidation process to take through at least December 31, 2004, significant variations may occur based on the complexity of the entity and requirements of the respective country.

Retained liabilities are generally carried at their contractual or historical amounts. The ultimate amounts required to settle these retained liabilities will differ from estimates, based on contractual negotiations, and the outcome of certain legal actions and liquidation proceedings.

The following is a summary of net assets and retained liabilities as of June 30, 2004 and September 30, 2003:

                                        June 30,       September 30,
                                         2004              2003
                                     ------------     -----------
     Cash                             $  198,709      $   654,068
     Receivables, net                  1,158,769          990,468
     Inventories, net                    639,555          608,993
     Accounts payable                 (2,251,073)      (2,959,933)
     Accrued liabilities              (4,969,565)      (5,207,546)
     Deferred revenue                 (1,221,228)      (1,186,486)
     Loans payable - banks            (1,128,047)      (1,074,142)
     Other liabilities                         -         (336,499)
                                     -------------     -----------
     Net liabilities associated with
       subsidiaries in liquidation   $(7,572,880)     $(8,511,077)
                                     =============     ===========

The Company received notice that the liquidation of Vertex UK, which was under liquidation as of December 31, 2003, has been approved and finalized by the UK creditors as of January 5, 2004. Based on such notice, management reduced the Company's net liabilities associated with subsidiaries in liquidation by approximately $1,400,000, reclassed approximately $1,073,000 of translation loss from accumulated other comprehensive loss to the consolidated statement of operations and recognized a gain of approximately $320,000 in the second quarter of fiscal 2004.

Except for the gain from the liquidation of the U.K. subsidiary, the results of operations of these businesses for the three and nine months ended June 30, 2004 and 2003 were not significant.

3. INVENTORIES

Inventories consist of raw materials of $414,231 and $537,337 at June 30, 2004 and September 30, 2003, respectively, and were net of a valuation allowance of $50,504 at those dates.

At June 30, 2004 and September 30, 2003, inventories of the European operations in liquidation amounted to approximately $639,600 and $609,000, respectively, and are presented on the balance sheets in net liabilities associated with subsidiaries in liquidation.

4. NOTES PAYABLE TO UNRELATED PARTIES

Notes payable to unrelated parties classified as current liabilities consist of past due notes payable to the following:

                                        June 30,  September 30,
                                          2004        2003
                                       ---------   -----------
  Renaissance  Software, Inc.         $1,227,500    $1,227,500
  Divisions of Genicom International           0       375,000
  Aryeh Trust                                  0       266,736
                                       ---------    ----------
                                      $1,227,500    $1,869,236
                                       =========    ==========

The notes payable to Aryeh Trust and to Genicom International were repaid in April 2004. The other note remained unpaid as of June
30, 2004. For additional information, see Note 6 below and Note 10 in the 2003 Form 10-K.

5.  CONVERTIBLE NOTES PAYABLE - UNRELATED PARTIES

Non-current convertible notes payable to unrelated parties of $2,225,000 at June 30, 2004 arose from loans under a Securities Purchase Agreement with four accredited investors on April 28, 2004 for the private placement (the "Private Placement") of (i) $3,000,000 in convertible notes (the "Convertible Notes") and (ii) warrants
(the "Warrants") to purchase 3,000,000 shares of our common stock. The investors were obligated to provide us with an aggregate of $3,000,000 as follows: $1,500,000 which was provided to us on April 28, 2004; $750,000 which was provided to us on May 28, 2004
; and $750,000 was provided to us on August 12, 2004.

The Convertible Notes bear interest at 10%, mature two years from the date of issuance, and will be convertible into our common stock, at the investors' option, at the lower of: $0.30; or 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the Convertible Notes would become due upon any default under the terms of Convertible Notes. The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.11 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The aggregate estimated fair value of the warrants was $360,000 which was determined using the Black Scholes option pricing model and recorded as deferred financing cost with an offsetting increase in additional paid-in capital, during the nine months ended June 30, 2004. In applying the Black, Scholes option pricing model, the Company used the following assumptions: expected dividend yield - 0%; expected stock price volatility - 160%; risk-free interest rate - 3.5%; and expected life of the warrants - five years. The deferred financing cost will be amortized over the life of the loan.

A portion of the proceeds of the Private Placement was used to repay the balance of the $294,400 note payable to Aryeh Trust.

6. NOTES AND CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Notes and convertible notes payable to related parties consist of past due or demand notes payable to MidMark as follows:

                                    June 30,         September 30,
                                     2004                  2003
                                 -----------          ------------
10% convertible notes            $1,814,324           $  1,814,324
Convertible loan note               480,000                480,000
                                 ----------           ------------
     Total convertible notes      2,294,324              2,294,324
                                 ----------           ------------

Demand notes                      3,701,900              3,701,900
Grid note                           281,287                143,948
Bridge loan                         250,000                250,000
                                 -----------          -------------
     Total notes payable          4,233,187              4,095,848
                                 -----------          -------------
                                 $6,527,511           $  6,390,172
                                 ===========          =============

MidMark is a shareholder of the Company and has the ability to purchase a majority interest in the company through the conversion of convertible preferred stock and the exercise of warrants (see Note 7). Certain MidMark Managing Directors have served as directors of the Company.

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

On August 9, 2002, the remaining principal balance of $4,718,717 of the convertible notes issued to MidMark from June 2001 through January 2002 and $1,185,176 of the $3,000,000 of 10%
convertible notes were fully settled in connection with the sale of the Company's French based advanced planning software business to MidMark. The remaining $1,814,324 of past due 10% convertible notes payable at June 30, 2004 and September 30, 2003 are convertible at $0.84 per share and collateralized by all tangible and intangible property of the Company.

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

The Company borrowed an additional $2,588,900 during the year ended September 30, 2002, and an additional $1,113,000 (including $425,000 restricted for usage on XeQute obligations) during the year ended September 30, 2003, from MidMark under nonconvertible notes that are payable on demand, bear interest at 10% per annum and are secured by the same collateral in which the Company previously granted a security interest to MidMark under the agreement related to the 10% convertible notes payable described above.

During October 2002, Vertex also executed a Grid Note which provides for up to $1,000,000 of availability from MidMark. This note will be funded by the proceeds, if any, from the sale of any shares of Vertex common stock held by MidMark. This note is payable on demand, carries interest at the rate of 10% per annum and is secured by the same collateral in which the Company previously granted a security interest to MidMark under the agreement related to the 10% convertible notes payable described above. In consideration of MidMark providing this facility, the Company agreed to issue warrants to purchase a number of unregistered shares equal to 120% of the number of tradeable shares sold by MidMark to fund such note, at a purchase price per share equal to 80% of the price per share realized in the sale of shares to fund the Grid Note. As of June 30, 2004, the Company had borrowed $281,287 under this arrangement. As a result of the borrowings through June 30, 2004, the Company was obligated to issue to MidMark warrants to purchase 5,569,980 shares of common stock at an exercise price of $0.05 per share. The aggregate estimated fair value of the warrants at the respective dates of issuance was $54,000 which was determined using the Black-Scholes option pricing model and recorded as a charge to interest expense, with an offsetting increase in additional paid-in capital, during the nine months ended June 30, 2004. In applying the Black-Scholes option pricing model, the Company used the following assumptions: expected dividend yield - 0%; expected stock price volatility - 142%; risk-free interest rate - 3.50%; and expected life of the warrants - three months.

In December 2002, Vertex, through XeQute PLC, closed a $500,000 Bridge Loan arranged by CSS whereby it borrowed $250,000 from both MidMark and Aryeh Trust, an unrelated party. Originally, the Bridge Loans were to be repaid with proceeds from a proposed private placement funding. The Bridge Loans matured on June 9, 2003. The loan from Aryeh Trust was repaid in April 2004(see
Note 4). The Company has agreed to continue paying interest at the original rate of 3% per month, with the principal to be repaid when funds become available. The Bridge Loan from MidMark is secured by a first security interest in all of the assets of XeQute. The lenders were each granted warrants to purchase shares of XeQute PLC as part of the consideration for this loan. The interest charge relating to the fair value of these warrants was not material and was recognized over the original term of the Loan.
Upon the receipt of the minimum subscription amount for a private placement by XeQute PLC, MidMark has agreed to relinquish its security interest in the assets of XeQute, in exchange for warrants to purchase 250,000 common shares of XeQute PLC which are presently owned by Vertex. MidMark has agreed that it will vote any shares which it may acquire through the exercise of the warrant in accordance with the directions of Vertex. However, it will retain its security interest in the shares of XeQute PLC owned by Vertex and in all of the assets of Vertex.

In connection with the Private Placement of the Convertible Notes and Warrants as described in Note 5, MidMark and Vertex entered into an Investment Restructuring Agreement pursuant to which:

1. All warrants held by MidMark for the purchase of the common stock of Vertex shall be exercised by applying the $281,287 owed by Vertex to MidMark under the Grid Note at June 30, 2004, as described above, in complete satisfaction of the exercise price for such warrants.

2. The warrants held by MidMark for 60,000 shares of XeQute Solutions, PLC shall be converted into a warrant for 240,000 shares of common stock of Vertex, exercisable at $0.01 per share, and shall be exercised by reducing the amount of indebtedness owed by the Company to MidMark.

3. Vertex authorized the issuance of Series "C-1" convertible preferred stock and exchanged the 997 outstanding shares of Series C preferred stock held by MidMark for Series C-1 preferred stock on a 1:1 basis (see Note 7).

4. Vertex authorized the issuance of Series "D" convertible preferred stock with a liquidation preference equal to the amount paid for such shares by MidMark together with a 10% per annum return and with conversion rights on the same terms as the conversion rights for the Series C-1 preferred stock. MidMark will convert all indebtedness owed to MidMark by Vertex or its subsidiaries (which totaled $6,527,511 at June 30, 2004), which indebtedness is not applied to the exercise price of the Warrants held by MidMark as set forth above, to the Series "D" preferred stock on or about the date on which Vertex's Certificate of Incorporation is amended to increase the authorized shares of common stock from 75,000,000 shares to 400,000,000 shares.

5. Vertex and MidMark entered into a Redemption Agreement providing for the redemption of such class D preferred stock which may be redeemed for payment of an amount equal to $504,713; which redemption shall occur upon the earlier of (x) December 31, 2004, or (y) the receipt by us of a tax refund, which refund is expected in the fourth quarter of fiscal year 2004.

6. Vertex will provide registration rights to MidMark with respect to any unregistered shares of common stock of Vertex. In furtherance of this, MidMark will, under the terms of a customary lock-up agreement, agree not to sell any shares of common stock until the earlier of
(x) August 9, 2005 or (y) the sale by the Private Placement investors of common stock which in the aggregate exceeds two thirds
(as determined by value) of the common stock received by the Private Placement investors in connection with the exercise of their conversion rights under the Convertible Notes (see Note 5).

7.  STOCKHOLDERS' DEFICIENCY

Unearned Income

Effective July 31, 2003, the Company completed the sale of 10,000,000 shares of its common stock, which had a fair market value at that time of approximately $400,000, to AMC. Payment for this purchase by AMC was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can use or sell to others for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year. The trade credits were valued at the fair market value of the shares issued by the Company of $400,000 and classified as unearned income, which is a separate component of stockholders' deficiency in the accompanying condensed consolidated balance sheets as of June 30, 2004 and September 30, 2003. The unearned credits will be offset as the trade credits are used. No trade credit had been utilized through June 30, 2004.

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

Shares Issued for Services

On July 28, 2004, the Company issued 350,000 shares of common stock for consulting services rendered.

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

Series "C" and Series "C-1"

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

On June 25, 2004, in connection with an Investment Restructuring Agreement, the holders of Series C convertible preferred stock exchanged their 997 shares of Series C convertible preferred stock for Series C-1 convertible preferred stock on a 1:1 basis. Each share of Series C-1 convertible preferred stock is convertible into $1,000 worth of our common stock, at the selling stockholders' option, at the lower of (i) $0.30 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

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

Pro Forma and Other Disclosures Related to Stock Options

As of September 30, 2003, the Company had granted options to purchase a total of 7,597,106 shares of common stock. No options were granted and options to purchase 42,650 and 372,650 shares were cancelled during the three and nine months ended
June 30, 2004.

As further explained in Note 13 in the 2003 Form 10-K, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" the Company accounts for its stock option plans using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, it does not recognize compensation cost for options with exercise prices at or above fair market value on the date of grant and, instead, it is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company did not grant any stock options to employees during the nine months ended June 30, 2004 and 2003; however, it did grant options to employees in prior periods. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date and had amortized the cost over the vesting period pursuant to SFAS 123, net income <loss> and income <loss> per share would have been increased to the pro forma amounts indicated in the table below:

                            Three Months Ended June 30    Nine Months Ended June 30,
                             --------------------------------------------------
                                 2004          2003	     2004       2003
                             ------------ ------------  ---------  ----------
Net income <loss>-as reported $ 588,464      $(840,071)  $ (256,375) $(2,663,916)
  Deduct total stock -
   based employee compensation
   expense determined under a
   fair value based method for
   all awards, net of related
   tax effects                 (246,111)      (247,686)    (741,418)    (743,661)
                               --------      ---------    ---------    ---------
  Net income (loss)
  - pro-forma                  $ 342,353   $(1,087,757) $  (997,793) $(3,407,577)
                            ============   ============ ============  ===========

  Basic and diluted income
  (loss) per share
  - as reported               $   .01          $(.02)	      $(.01)	$(.07)
  Basic and diluted
  income (loss) per share
  - pro-forma                 $   .01          $(.03)	      $(.02)	$(.09)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model (see Note 13 in the 2003 Form 10-K as to the assumptions used in prior periods).

8.  EARNINGS (LOSS) PER SHARE

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

As of June 30, 2004, there were 20,937,628 shares of common stock potentially issuable upon the exercise of stock options (7,224,456 shares), warrants (5,569,980 shares) and the conversion of convertible securities (8,143,192 shares). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2003 and the nine months ended June
30, 2004 and 2003 because the Company had net losses and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive

9.  COMMITMENTS AND CONTINGENCIES

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

a) On April 16, 2003, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, entitled Bautista v. Vertex Interactive, Inc and Renaissance Software, Inc. The action, which demands $394,000, is brought by a former employee claiming breach of his employment agreement. On March 29, 2004, a judgment was granted against the Company in the amount of $350,482.

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

e) On February 9, 2003, in the matter captioned Scansource, Inc. vs. Vertex Interactive, Inc., Superior Court of New Jersey, Essex County, a judgment was granted against the Company in the amount of $142,155. The action alleged non payment by the Company for computer hardware.

f) On or about March 22, 2004, an action against Vertex and Renaissance Software, Inc. was commenced in New York State
Supreme Court, Nassau County, captioned Great Oak LLC vs.
Vertex Interactive, Inc. et al.  The action, which demands
$327,676, alleges two months rent totaling $23,737 and an early termination fee of $303,939 to be due Great Oak LLC, the landlord of premises leased to Renaissance Software LLC. We vigorously contest the allegations and anticipate defending the case vigorously.

PAYROLL OBLIGATIONS

As a result of its severe cash constraints (see Note 1 - Going Concern section), the Company had fallen as much as two to three months behind in meeting its payroll obligations to its employees subsequent to September 30, 2002. The Company has been meeting its current payroll obligations, and has attempted to pay overdue employee payroll obligations as cash resources become available. However, in a letter dated April 3, 2003 the New Jersey Department of Labor (N.J.D.O.L.) has assessed the Company a penalty of $154,000 for failure to pay payroll on a timely basis. The
Company entered into Consent Order and Agreement with the N.J.D.O.L. to pay down this obligation, starting with an initial payment on April 30, 2004 of $18,000, which the Company has made, and then monthly payments of $30,000 starting on June 1, 2004, which the Company has made, until the balance of the payroll obligations are paid.

In addition, a number of former employees of a California based division of Vertex had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. The Company had disputed the claims, primarily on the basis of the lack of documentation for hours worked during the period. However in July 2003, these claims were heard by the California DOL and the amounts claimed, together with interest and penalties aggregating approximately $100,000 which remain unpaid as of June 30, 2004, were granted to these former employees.

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

This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2004" and "2003" refer to the three and nine months ended June 30, 2004 and 2003, respectively.

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

Results of Operations

Three months ended June 30, 2004 ("2004") compared to the three months ended June 30, 2003 ("2003").

Operating Revenues:

Operating revenues decreased by approximately $301,600 (or 29.9%) from approximately $1,007,800 in 2003 to approximately $706,200 in 2004.

Revenues were negatively impacted by the continued weak demand in its key markets, exacerbated by the Company's lack of financial resources.

   Products and Services

   Sales to external customers by the two significant product and service line groupings for the three months ended June 30, 2004 and 2003 (in thousands) are as follows:

                                             June 30
                                   -----------------------
                                      2004          2003
                                   ---------     ---------
  Enterprise Solutions             $     0        $   84
  Service, Maintenance and Other       706           924
                                   ---------     ---------
                                   $   706        $1,008
                                   =========     =========

There were no Enterprise Solutions revenues during the period mainly due to a lack of warehouse expansions by customers.

Service, maintenance and other revenues have decreased approximately $218,000 from 2003. The decrease was a result of our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-
September 11.

Gross Profit:

Gross profit decreased by approximately $17,300 (or 4.5%) to $367,100 in 2004. As a percent of operating revenues, gross profit was 52.0% in 2004 as compared to 38.1% in 2003. The gross profit was favorably impacted by higher margin service and maintenance revenues.

Operating Expenses:

Selling and administrative expenses decreased approximately $389,700 (or 42.8%) from approximately $909,800 in 2003 to
$520,100 in 2004. During 2004 we continued various cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses.

There were no research and development expenses ("R&D"). As a result of the slow economy and our cost cutting efforts, we suspended R&D, focusing our technical resources on maintenance services.

The decrease in depreciation and amortization expense to approximately $35,000 in 2004, as compared to approximately
$68,000 in 2003, is the result of certain assets becoming fully depreciated.

Interest expense increased by approximately $18,400 to $266,400 in 2004. This increase is due to decreased borrowings.

Gain on settlements increased approximately $1,043,000 mainly due to our abilitiy to settle certain debts and obligations for less than their book value.

The income tax provision (credit) is negligible in both years due primarily to operating losses.

The net income for the period increased by approximately $1,428,500 or 170.0% to approximately $588,500 from a loss of $840,100 in 2003, mainly due to the factors mentioned above.

Results of Operations

Nine months ended June 30, 2004 ("2004") compared to the nine months ended June 30, 2003 ("2003").

Operating Revenues:

Operating  revenues decreased by approximately  $1,408,200  (or
40.6%) from approximately $3,464,500 in 2003 to approximately
$2,056,300 in 2004.

Revenues were negatively impacted by the asset sales or disposals of all of the Company's European businesses and certain of its non-core US operations as well as continued weak demand in its key markets; exacerbated by the Company's lack of financial condition.

   Products and Services

   Sales to external customers by the two significant product and service line groupings for the nine months ended June 30, 2004 and 2003 (in thousands) are as follows:

                                            June 30
                                   ---------------------------
                                        2004              2003
                                   ----------       ----------
  Enterprise Solutions               $    84          $    889
  Service and Maintenance              1,972             2,576
                                    --------          --------
                                     $ 2,056          $  3,465
                                    ========          ========

Enterprise solutions revenues decreased to $84,000 in 2004 from $889,000 in 2003. The decrease was a result of our decision to sell and/or liquidate all of our European operations, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Service and maintenance revenues have decreased approximately $603,000 from 2003. The decrease was a result of our decision to sell and/or liquidate all of our European operations, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

Gross Profit:

Gross profit decreased by approximately $730,000 (or 43.7%) to $941,500 in 2004. As a percent of operating revenues, gross profit was 45.8% in 2004 as compared to 48.3% in 2003. The gross profit percentage was unfavorably impacted by a smaller percentage of higher margin service and maintenance revenues.

Operating Expenses:

Selling and administrative expenses decreased by approximately $1,889,900 (or 53.8%) from approximately $3,514,000 in 2003 to approximately to $1,624,100 in 2004. During 2003 we continued various cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses.

The decrease in the depreciation and amortization expense to $118,500 in 2004, as compared to approximately $206,300 in 2003, is the direct result of three factors: (i) the write-off of intangible assets in the fourth quarter of fiscal 2001, based on an assessment of the fair market value of these assets as of September 30, 2001; (ii) the adoption of SFAS 142 as of
October 1, 2001, which substantially reduced the intangibles that are to be amortized in the future. These intangibles were being amortized over their estimated lives ranging from 2 to 25 years and (iii) certain assets becoming fully depreciated.

Interest expense increased by approximately $164,900 to $781,000 in 2004. This increase is due to increased borrowings and a $54,000 charge related to warrants issued MidMark (see Note 6).

Other income increased mainly due to the $320,000 gain on liquidation of the UK operations.

Gain on settlements increased approximately $1,043,000 mainly due to our abilitiy to settle certain debts and obligations for less than their book value.

The income tax provision (credit) is negligible in both years due primarily to operating losses.

The net loss for the period decreased by approximately $2,407,500 or 91.4% to approximately $256,400 from $2,663,900 in 2003 mainly due to the factors mentioned above.

Liquidity and Capital Resources

Based upon our substantial working capital deficiency
($29,362,800) and stockholders' deficiency ($30,689,500) at June
30, 2004, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on one of our notes payable, the uncertainty of our liquidity- related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

The successful implementation of our business plan has required, and will require on a going forward basis, substantial funds to finance (i) continuing operations, (ii) further development of our enterprise software technologies, (iii) settlement of existing liabilities including past due payroll obligations to its employees, officers and directors, and our obligations under existing or possible litigation settlements and (iv) possible selective acquisitions to achieve the scale we believe will be necessary to remain competitive in the global SCM industry. There can be no assurance that we will be successful in raising the necessary funds.

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

The following initiatives related to raising the required funds, settling liabilities and/or reducing expenses have been completed recently or are in process:

(i) As of June 30, 2004, the Company had borrowed approximately $6,528,000 from MidMark, a company that owns shares of Vertex's preferred and common stock and has the ability to purchase a majority interest in Vertex (see Note 6). MidMark Capital L.P. and its affiliate, MidMark Capital II, L.P., and certain individuals related to these two entities, are referred to collectively as "MidMark". As explained below we have entered into an agreement to convert these borrowing into equity.

Included in the aforementioned amount payable to MidMark is $281,287 which has been borrowed under a Grid Note which provides for up to $1,000,000 of availability from MidMark. This note will be funded by the proceeds, if any, from the sale of any shares of Vertex common stock held by MidMark (see Note 6).

(ii) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations, and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the nine months ended June 30, 2004, we recognized a noncash gain of $320,000 from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary (see Note 2). Upon legal resolution of the approximately $7,573,000 of net liabilities of the remaining European entities as of June 30, 2004 we expect to recognize an additional non-cash gain (without any significant cash outlays); however, the amount and timing of such gain and cash outlays, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(iii) We have continued to reduce headcount (to approximately 20 employees in our continuing North American business at June 30, 2004, of whom 5 were furloughed until additional funds are raised), consolidate facilities and generally reduce costs.

(iv) Effective July 31, 2003, the Company completed the sale of 10,000,000 shares of its common stock, which had an estimated fair market value at that time of approximately $400,000, to American Marketing Complex, Inc. ("AMC")(see Note 6). Payment for this purchase was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can utilize for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the cash equivalent trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year. No trade credits had been utilized through June 30, 2004.

(v) We are seeking to settle certain of our current liabilities through non-cash transactions. Vertex is negotiating with vendors to settle balances at substantial discounts, including through the use of the cash equivalent trade credits set forth in (v) above. In addition, we are negotiating to settle certain notes payable and approximately $3,655,000 of litigation related accruals at a discount or with the issuance of shares of either Vertex or XeQute. During the six months ended June 30, 2004, we realized net gains of $325,000 from settlements of liabilities totaling $450,000 through payments of $125,000 in cash.

(vi) We entered into a Securities Purchase Agreement with four accredited investors on April 28, 2004 for the sale of (i) $3,000,000 in convertible notes and (ii) warrants to purchase 3,000,000 shares of our common stock and received proceeds of $2,250,000 from such sale as of June 30, 2004 (see Note 5). The balance of $750,000 was received on August 12, 2004.

In conjunction with the sale of the convertible notes, we also entered into an agreement with MidMark that would result in, among other things, the conversion of substantially all of our borrowings from MidMark into preferred and common stock and warrants (see Note 6).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the quarter ended June 30, 2004 that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

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

a) On April 16, 2003, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, entitled Bautista v. Vertex Interactive, Inc and Renaissance Software, Inc. The action, which demands $394,000, is brought by a former employee claiming breach of his employment agreement. On March 29, 2004, a judgment was granted against the Company in the amount of $350,482.

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

e) On February 9, 2003, in the matter captioned Scansource, Inc. vs. Vertex Interactive, Inc., Superior Court of New Jersey, Essex County, a judgment was granted against the Company in the amount of $142,155. The action alleged non payment by the Company for computer hardware.

f) On or about March 22, 2004, an action against Vertex and our subsidiary Renaissance Software, Inc. was commenced in New York
State Supreme Court, Nassau County, captioned Great Oak LLC vs. Vertex Interactive, Inc. et al. The action, which demands
$327,676, alleges two months rent totaling $23,737 and an early termination fee of $303,939 to be due Great Oak LLC, the landlord of premises leased to Renaissance Software LLC. We vigorously contest the allegations and anticipate defending the case vigorously.

PAYROLL OBLIGATIONS

As a result of its severe cash constraints (see Note 1 - Going Concern section), the Company had fallen as much as two to three months behind in meeting its payroll obligations to its employees subsequent to September 30, 2002. The Company has been meeting its current payroll obligations, and has attempted to pay overdue employee payroll obligations as cash resources become available. However, in a letter dated April 3, 2003 the New Jersey Department of Labor (N.J.D.O.L.) has assessed the Company a penalty of $154,000 for failure to pay payroll on a timely basis. The
Company entered into Consent Order and Agreement with the N.J.D.O.L. to pay down this obligation, starting with an initial payment on April 30, 2004 of $18,000, which the Company has made, and then monthly payments of $30,000 starting on June 1, 2004, which the Company has made, until the balance of the payroll obligations are paid.

In addition, a number of former employees of a California based division of Vertex had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. The Company had disputed the claims, primarily on the basis of the lack of documentation for hours worked during the period. However in July 2003, these claims were heard by the California DOL and the amounts claimed, together with interest and penalties aggregating approximately $100,000 which remain unpaid as of June 30, 2004, were granted to these former employees.

Item 2.Changes in Securities and Use of Proceeds

To obtain funding for its ongoing operations, we entered into a Securities Purchase Agreement with the selling stockholders on April 28, 2004 for the sale of (i) $3,000,000 in secured convertible notes and
(ii) warrants to buy 3,000,000 shares of our common stock.

The investors provided us with the funds as follows:

	$1,500,000 was disbursed on April 28, 2004;

	$750,000 was disbursed on May 28, 2004; and

	$750,000 was disbursed on August 12, 2004.

50% of the secured convertible notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.30 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.
The other 50% of the secured convertible notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.30 or (ii) 55% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.11 per share. In addition the warrants exercise price gets adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant.

On May 26, 2004, we entered into an Investment Restructuring Agreement with six accredited investors. In connection with this transaction, we will exchange class C preferred stock for class C-1 convertible preferred stock on a 1:1 basis and shall issue, on the date that the amendment to the certificate of incorporation increasing the authorized number of shares of common stock is filed and approved with the New Jersey Secretary of State, approximately 7,391 shares of class D convertible preferred stock to MidMark Capital, L.P. in exchange for approximately $7,500,000 of debt and accrued interest owed by us and our subsidiaries to MidMark Capital II, L.P. As part of the transaction, we issued 5,569,980 shares of common stock to
MidMark Capital, L.P.in exchange for the conversion of $306,793 of debt owed to MidMark Capital, L.P. In addition, we issued 240,000 shares of common stock to MidMark Capital II, L.P. in exchange for the conversion of $2,400 of debt owed to MidMark Capital II, L.P.

On July 28, 2004, we issued 350,000 shares of common stock to Sloan Securities pursuant to a consulting agreement. This issuance is considered exempt from registration under Section
4(2) of the Securities Act of 1933.

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


August 19, 2004