Form 10-K
period 2004-09-30
VERTEX INTERACTIVE INC
filed 2004-12-30
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE YEAR ENDED: SEPTEMBER 30, 2004

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

                           YES ___  NO X

AS OF DECEMBER 28, 2004 THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE COMPANY WAS $5,782,928 BASED UPON THE CLOSING PRICE OF THE COMMON STOCK AS REPORTED ON THE OTC ON THAT DATE. FOR PURPOSES OF THIS CALCULATION ONLY, DIRECTORS, EXECUTIVE OFFICERS AND THE PRINCIPAL CONTROLLING STOCKHOLDER OF THE REGISTRANT ARE DEEMED TO BE AFFILIATES OF THE REGISTRANT.

AS OF DECEMBER 28, 2004 THE COMPANY HAD 72,970,622 SHARES OF COMMON STOCK OUTSTANDING.

PREFERRED STOCK, SERIES "A", PAR VALUE $.01 PER SHARE: 1,356,852 SHARES OUTSTANDING AS OF DECEMBER 28, 2004.

PREFERRED STOCK, SERIES "B", PAR VALUE $.01 PER SHARE: 1,000 SHARES OUTSTANDING AS OF DECEMBER 28, 2004.

PREFERRED STOCK, SERIES "C-1", PAR VALUE $.01 PER SHARE: 997 SHARES OUTSTANDING AS OF DECEMBER 28, 2004.

PREFERRED STOCK, SERIES  "D"(redeemable and non-redeemable),  PAR VALUE $.01 PER
SHARE: 7,615 SHARES OUTSTANDING AS OF DECEMBER 28, 2004.


              DOCUMENTS INCORPORATED BY REFERENCE:

NONE.

                             PART I

ITEM 1. BUSINESS

General

Vertex Interactive, Inc. ("Vertex" or "we") is a provider of supply chain management ("SCM") technologies, including enterprise software systems and applications, and software integration solutions, that enable our customers to manage their order, inventory and warehouse management needs, consultative services, and software and hardware service and maintenance. We serve our clients through three general product and service lines: (1) enterprise solutions; (2) point solutions; and, (3)service and maintenance for our products and services, including service and maintenance of software and hardware we resell for third parties. Our enterprise solutions include a suite of Java-architected software applications, applications devoted to the AS/400 customer base, as well as a portfolio of "light-directed" systems for inventory, warehouse and distribution center management. Our point solutions provide an array of products and services designed to solve more specific customer needs from managing a mobile field workforce, mobile data collection, distributed bar code printing capabilities, compliance labeling applications, automated card devices, software development tools and proprietary software serving SAP R/3 users. We provide a full range of software and hardware services and maintenance on a 24-hour, 7-days a week, 365-days a year basis, including the provision of wireless and wired planning and implementation services for our customers' facilities.

We have achieved our current focused product and service portfolio as a result of various acquisitions over the past five years, with the more recent ones being described in the "Acquisitions" section of Note 2 to the Consolidated Financial Statements and through the sale and/or disposal of certain businesses no longer core to the Company's strategy over the past three years as described in the "Disposals" Section of Note 2 to the Consolidated Financial Statements. Our customers are able to maximize the efficiency of the flow of inventory through their supply chains, by implementing our integrated systems. Our customers use our software to reduce procurement and distribution costs, and manage and control inventory along the supply chain, thereby increasing sales and improving customer satisfaction and loyalty. We also resell third party software and hardware as part of our integrated solutions. We provide service and support for all of our software and systems from established facilities in North America.

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

We operate in one business segment, which is the design, development, marketing and support of supply chain management solutions.

Our total revenues for the fiscal years ended September 30, 2004 and 2003 were $2,567,000 and $4,226,000, respectively, all of which were generated by our North American operations. For the comparable period ended September 30, 2002 we reported $36,135,000 in revenues, approximately 43% of which were generated by our North American operations.

During 2004, the Company had 2 customers whose sales during the fiscal year were individually greater than 10% of the Company's total revenues. One customer totaled approximately $611,000, and the second one totaled approximately $294,000.

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

Throughout 2004, the Company experienced continued weakness in its core markets, continued operating losses and a consistent shortfall in working capital. In order to survive in these circumstances, the Company continued its strategy to focus on its core enterprise level products, while continuing to reduce costs.

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

The two largest geographic markets for SCM technology and services are North America and Europe. AMR estimated that in 2001 these two markets accounted for roughly 86% of worldwide sales, with the North American market expected to grow at a 28% annual compound growth rate through 2005 and Europe expected to grow at a 38% annual compound growth rate over the same period. In light of the continuing impact of the recessionary economies in North American and Europe, management believes that AMR's industry growth forecast will prove to be aggressive. Asia/Pacific and Central and South America are forecast to grow more rapidly over this period, but as of December 10, 2004 these markets account only for an estimated 13% of industry sales and are forecast to reach about 17% by 2005.

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

An Industry Evolving

Despite billions of dollars of capital investment in new software systems in the decade of the nineties, the benefits of this investment have been achieved more slowly than corporate buyers had expected. As corporate buyers began only recently to return to their technology needs, their approach is a more modest one, seeking affordable solutions targeted at specific problems and whose projected return on investment can be more rigorously assessed.

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

The following summary relates to the product lines currently offered by the Company, principally through its wholly-owned subsidiary, XeQute:

1. Warehouse Management Systems (WMS) Products - the eSuite Software Products

The Company's core product offerings are its Java-architected, enterprise level, supply chain execution systems which include order management (eOMS)and warehouse management(eWMS) applications. Vertex's eSuite of products promotes collaboration and the exchange of "real-time" critical information among users within their trading environment, including employees, distributors, manufacturers, suppliers and customers. Portable by design, the eSuite of products can operate across multiple operating and hardware environments, incorporate the ability to utilize various database options, and can easily be integrated with existing IT infrastructure and third party applications.

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

The Company's light-directed picking solutions interface with a number of ERP systems and can be modified to work with almost any system. The order control/fulfillment systems represent an important facet of the complete E-commerce system. While E-commerce marketing and order taking engines can generate substantial sales, without an optimized order fulfillment process, the promise of E-commerce will not be fully realized by companies. The Company is recognized as a leader in electronic warehouse management systems in real-time, and in light-directed order processing.

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

Hundreds of the Company's installations of its WareRite Warehouse Management Systems ("WMS"), PicRite, TurnRite, and PutRite light-prompt systems are providing results in a wide range of industries, including: pharmaceuticals, cosmetics, publishing, mail order industries, automotive, electronics, direct selling associations, retail and wholesale distribution. The above product lines along with the CartRite system have the potential to enhance its clients' E-commerce related processes. Customers include Merck Pharmaceutical, Pfizer, Wyeth, Estee Lauder, OfficeMax, Rite Aid, Braun Electronics (a wholly owned subsidiary of Gillette) and Dr. Mann Pharma in Germany.

3. Integration Applications

This line of business is involved in the design, development and implementation of software that connects applications on handheld devices used in the distribution system to the base ERP system and in particular to the SAP R/3 operating systems.

This product family includes proprietary, patented products and services that allow companies to leverage their existing investment in SAP R/3 by extending its functionality to the warehouse floor. To assist in ease-of-implementation, the Company has developed tools for SAP Console implementation including the Universal Starter Transaction Set which allows transactions to be easily modified by new users of ABAP, BC2SAP for rapid bar code label design, Z-Builder which develops transactions in hours. The Company's UMDC is shrink-wrapped software that enhances SAP R/3 functionality. In addition, Vertex has professional services to complete its SAP R/3 practice offering including SAPConsole technical training, ABAP coding for data collection, bar code design, implementation, training and on-going support. Customers include Mercedes-Benz U.S. International, Colgate, Bristol Myers Squibb, Oceanspray, Bodek & Rhodes, Rexam, SAATI in Italy, among others.

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

Execution Management

In the execution management segment in the United States there are approximately 275 companies offering a WMS product, of which only a small number have a top tier product (defined as able to handle warehouse space in excess of 250,000 square feet and at least 100 simultaneous users of wireless devices at any one time) and revenues in excess of $10 million. The Company believes that it is one of few suppliers with a complete JAVA based cross-platform solution for Supply Chain Management. In this segment of the industry the Company's major competitors for the warehouse and inventory management components and the transportation and logistics components of its e Suite product are:

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

Research and Development

The Company's research and development ("R&D") initiatives focused on enhancing the product set with additional functionality aimed at the Company's core vertical markets. For the years ended September 30, 2004 and 2003, there was no R&D spending as the Company suspended R&D to focus its resources on customer support. For the year ended September 30, 2002, R&D expense was $4,180,000 (representing 11.6% of revenues).

The Company's research and development timetable, over the next 24 months for the eWMS product includes a number of features and enhancements which will begin development in mid-2005. However the extent and timing of resuming this development is dependent upon the Company's ability to raise the required funds

INTELLECTUAL PROPERTY

      We have  seven  trademarks  registered  with the  United  States  Patent &
Trademark  Office.   The  marks  that  we  have  filed  and  received  trademark registration for are as follows:

                Application or         Registration or
 Trademark      Registration No.       Filing Date
 ---------      ----------------       -----------

 CARTRITE       Reg. No. 2,274,410     August 31, 1999
 WARERITE       Reg. No. 2,054,680     April 22, 1997 (renewed Mar, 2003)
 TURNRITE       Reg. No. 2,060,888     May 13, 1997 (renewed Mar, 2003)
 SHIPRITE       Reg. No. 2,052,389     April 15, 1997 (renewed Mar, 2003)
 SCALERITE      Reg. No. 2,050,615     April 8, 1997 (renewed Mar, 2003)
 PUTRITE        Reg. No. 2,054,679     April 22, 1997 (renewed Mar, 2003)
 PICRITE        Reg. No. 1,659,547     October 8, 1991(renewed June 4, 2001)

Employees

At September 30, 2004, we had approximately 17 employees, with approximately 70% in Installation and Implementation, 10% in Sales and Marketing (including sales support) and the balance in Executive/Administrative.

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

ITEM 2. PROPERTIES

Vertex and its subsidiaries occupy approximately 15,000 square feet of office & warehouse space in a building in South Plainfield, New Jersey under a lease expiring in April 2008. The monthly rent is $10,500. In addition, the Company leases approximately 2,000 square feet of office space in Paramus, New Jersey which has been subleased. The lease expires in May 2008, and we pay $4,100 a month and receive $3,100 per month from the sub-leasee. The Company believes that its current office space and facilities are sufficient to meet its present needs and does not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.


ITEM 3. LEGAL PROCEEDINGS

      From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

a) On or about March 22, 2004, an action against Vertex and its subsidiary Renaissance Software, Inc. was commenced in New York State Supreme Court, Nassau County, captioned Great Oak LLC vs. Vertex Interactive, Inc. et.
      al., Index no. 03-7270 The action, which demands $327,676, alleges two months rent totaling $23,737 and an early termination fee of $303,929 to be due Great Oak LLC, the landlord of premises leased to Renaissance Software LLC. Vertex is vigorously defending the action.

b) On April 16, 2003, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, entitled Bautista v. Vertex Interactive, Inc and Renaissance Software, Inc. The action, which demands $394,000, was brought by a former employee claiming breach of his employment agreement. On March 29, 2004, a judgment was granted against the Company in the amount of $350,482. As of the date of this filing, the judgment has not been paid.

c) On October 31, 2001, an action was commenced in the United States District Court, Southern District of New York entitled Edgewater Private Equity Fund II, L.P. et al. v. Renaissance Software, Inc. et al. The action, brought against Renaissance Software, Inc., a subsidiary of Vertex, and Vertex, alleged the default by Renaissance Software, Inc. in payment of certain promissory notes in the principal aggregate sum of $1,227,500. Vertex guaranteed the notes. The noteholders demanded $1,227,500, together with interest accruing at the rate of 8% per annum from June 30, 2001. On March 12, 2002, the noteholders were successful in obtaining a judgment against Renaissance Software, Inc. in the aggregate amount of $1,271,407 including interest, late charges and attorneys' fees. However given the Company's current cash position, we have been unable to pay the judgment. As of the date of this filing, the judgment has not been paid.

d) As part of the settlement entered into between the Company and three former principals of a company acquired by Vertex in 2000, consent judgments in the amount of approximately $1,000,000 each were entered against Vertex on July 19, 2002. The incremental liability has been included in other expense (provision for litigation) for the year ended September 30, 2003. The Company is currently negotiating with the former owners to accept forms of payment other than cash. However, there can be no assurance that a non-cash settlement will be concluded. In July 2002, the former owners obtained a court levy upon several of the Company's bank accounts, placing a hold on approximately $70,000 of the Company's funds. The Company, together with its secured lenders, objected to the turnover of these funds, however a turnover order was granted by the court in October 2002. As of the date of this filing, the judgments have not been paid.

e) On February 9, 2003, in the matter captioned Scansource, Inc. vs. Vertex Interactive, Inc., Superior Court of New Jersey, Essex County, a judgment was granted against the Company in the amount of $142,155. The action alleged non payment by the Company for computer hardware. As of the date of this filing, the judgment has not been paid.

Settled Litigation

a) On June 25, 2003, an action was commenced in the United States District Court, District of New Jersey, entitled CPG International, N.V. vs. Vertex Interactive, Inc. The action, which demands $406,342, alleges the Company's breach of an Asset Sale and Purchase Agreement pursuant to which the Company acquired various assets related to CPG International's Service business. On March 3, 2004, the action was settled for the sum of $125,000 which was paid on April 30, 2004. The gain on settlement is included in the 2004 consolidated statement of operations.

b) On or about October 29, 2004, an action against Vertex was commenced in New York State Supreme Court, New York County, captioned NautaDutilh vs Vertex Interactive, Inc., Index no. 04-603577 The action, which demands $434,189, alleges nonpayment by Vertex of attorneys fees allegedly incurred by Vertex in connection with a potential acquisition transaction and the reorganization of Vertex's foreign business operations. This action has been settled in December, 2004, for $300,000. The gain on settlement would be included in the consolidated statement of operations for the three months ended December 31, 2004.

PAYROLL OBLIGATIONS

As a result of its severe cash constraints (see Note 1 - Going Concern section), the Company had fallen as much as two to three months behind in meeting its payroll obligations to its employees. Subsequent to September 30, 2002, the Company has been meeting its current payroll obligations, and has attempted to pay overdue employee payroll obligations as cash resources become available. However, in a letter dated April 3, 2003 the New Jersey Department of Labor (N.J.D.O.L.) has assessed the Company a penalty of $154,000 for failure to pay payroll on a timely basis. The Company entered into Consent Order and Agreement with the N.J.D.O.L. to pay down this obligation, starting with an initial payment on April 30, 2004 of $18,000, which the Company has made, and then monthly payments of $30,000 starting on June 1, 2004, which the Company has made, until the balance of the payroll obligations are paid.

In addition, a number of former employees of a California based division of Vertex had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. The Company had disputed the claims, primarily on the basis of the lack of documentation for hours worked during the period. However in July 2003, these claims were heard by the California DOL and the amounts claimed, together with interest and penalties aggregating approximately $100,000 which remain unpaid as of September 30, 2004, were granted to these former employees. As of the date of this filing, the judgment has not been paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a written consent of a majority of stockholders dated June 30, 2004, in lieu of a special meeting of the stockholders, the majority of stockholders approved the following actions:

      1. Amending the Company's Articles of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $.005 per share of the Company from 75,000,000 shares to 400,000,000 shares;

      2. Ratifying the selection of J.H. Cohn LLP as Independent Registered Public Accounting Firm of the Company for the year ending September 30, 2004; and

      3. Adopting the Company's 2004 Stock Incentive Plan.

                          PART II


ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Company's Common Equity

Until August 20, 2002, the principal market for the Company's shares of Common Stock, par value $.005 per share was the NASDAQ National Market System under the symbol VETX. From August 21, 2002 until February 17, 2003 the Company's Common Stock was traded on the NASDAQ Bulletin Board. From February 18, 2003 through March 28, 2004 the Company's Common Stock traded on the Pink Sheets under the symbol "VETXE". On March 29, 2004 the Company's Common Stock once again began trading on the NASDAQ Bulletin Board and currently remains the principal market for the Company's shares of Common Stock under the VETX symbol. (See Note 1 - Recent Developments to the Consolidated Financial Statements).

The following table sets forth, for the periods shown, the high and low sale prices concerning such shares of Common Stock for the last two years:

                               High      Low
    2003
  First Quarter                $0.10      0.04
  Second Quarter                0.06      0.02
  Third Quarter                 0.07      0.01
  Fourth Quarter                0.15      0.04

  2004
  First Quarter                 0.09      0.04
  Second Quarter                0.16      0.04
  Third Quarter                 0.25      0.10
  Fourth Quarter                0.20      0.08

The approximate number of holders of record of the Company's shares of Common Stock as of December 2, 2004 was 429. This number includes numerous brokerage firms that hold such shares in street name. The Company estimates that there are more than 3,000 beneficial shareholders as of December 2, 2004. The Company's shares of Series A Preferred Stock par value $.01 per share are held by one holder of record. The Company's shares of Series B Preferred Stock par value $.01 per share are held by one holder of record. The Company's shares of Series C-1 Preferred Stock par value $.01 per share are held by six holders of record. The Company's shares of Series D Preferred Stock par value $.01 per share are held by one holder of record.

The Company has not paid any cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

Securities authorized for issuance under equity compensation plans.


                    Number of securities to be
                     issued upon exercise of     Weighted average exercise     Number of securities
                      outstanding options,     price of outstanding options, remaining available for
Plan category          warrants and rights         warrants and rights           future issuance
--------------        ------------------------ -----------------------------   ---------------------
                                (a)                          (b)                        (c)
                      ------------------------ -----------------------------   --------------------
 Equity compensation
 plans approved by
 security holders              1,828,000                      $3.37                      3,835,032

 Equity compensation
 plans not approved
 by security holders                   0                         0                               0
                              ----------                    --------                    ----------
 Total                         1,828,000                      $3.37                      3,835,032
                              ----------                    --------                    ----------


Recent Sales of Unregistered Securities

We have issued unregistered securities to (a) employees and (b)other individuals and institutional investors. Each such issuance was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, contained in Section 4(2) and/or Regulation D promulgated there under, or Rule 701 promulgated there under on the basis that such transactions did not involve a public offering. When appropriate, we determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. At the time of issuance, the certificates evidencing the securities contained legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933 or an exemption from such registration requirements. The following is a summary of transactions which were made during the quarter ended September 30, 2004 involving sales and issuances of securities that were not registered under the Securities Act of 1933 at the time of such issuance or transfer.

Recent Issuances of Unregistered Securities

On June 25, 2004, as part of an Investment Restructuring Agreement, we exchanged class C preferred stock for class C-1 convertible preferred stock on a 1:1 basis. Each share of Series C-1 convertible preferred stock is convertible into $1,000 worth of our common stock, at the selling stockholders' option, at the lower of (i) $0.30 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

On September 27, 2004, we issued 7,615 shares of class D convertible preferred stock to MidMark Capital, L.P. in exchange for $7,614,708 of debt owed by our subsidiaries and us to MidMark Capital II, L.P. In addition, on September 27, 2004, we issued 5,569,980 shares of common stock to MidMark Capital, L.P. upon exercise of warrants by MidMark Capital, L.P. The exercise price for the warrants was exchanged for the retirement of $315,309 in debt owed by us to MidMark Capital, L.P. As well, on September 27, 2004, we issued 240,000 shares of common stock to MidMark Capital II, L.P. upon exercise of warrants by MidMark Capital II, L.P. The exercise price for the warrants was exchanged for the retirement of $2,400 in debt owed by us to MidMark Capital II, L.P. Each share of the class D convertible preferred stock is convertible into $1,000 worth of our common stock, at MidMark Capital's option, at the lower of (i) $0.30 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Company should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing on pages beginning on F-1. Also, as discussed in Item 7 and
Note 2 to the Consolidated Financial Statements, the Company has completed various acquisitions and disposals between 2000 and 2002, however there were no acquisitions in 2003 or 2004. Consequently, the amounts shown in selected financial data are not directly comparable.


                              SUMMARY OF SELECTED FINANCIAL DATA

                                    2004          2003           2002         2001           2000
OPERATIONS FOR THE YEAR:

Revenues                         $2,566,520    $4,226,187   $36,135,217   $59,087,470    $47,769,311

Loss before amortization,
impairment of goodwill and
other intangible assets
and in-process research and
development write-off           (2,069,236)    (3,534,596)  (25,383,385)  (21,568,546)      (198,157)

Amortization of intangible assets  115,756        115,757       417,162    14,571,510      1,063,775
Impairment of goodwill and
other intangible assets(2)               -              -    18,973,832    78,364,560              -
In-process research and
development write-off(1)                 -              -             -     3,600,000      7,500,000
Net loss                       $(2,184,992)   $(3,650,353) $(44,774,379)$(122,952,102)   $(9,412,424)
Basic Net Loss Per Share          $   (.12)      $   (.09)     $  (1.26)     $  (3.95)       $ (0.46)

FINANCIAL POSITION
AT END OF YEAR:
Total Assets                     $1,748,054    $1,519,191    $2,800,431   $53,439,283   $110,219,476
Long-Term Debt                   $2,549,724             -             -    $7,129,260     $1,927,943
Stockholders' Equity
(Deficiency)                  $(23,656,480)  $(31,661,190) $(26,835,525)  $11,950,527   $ 84,407,725


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATION

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

This discussion and analysis should be read in conjunction with the Selected Financial Data and the audited consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2004", "2003" and "2002" refer to fiscal years ended September 30, 2004, 2003 and 2002, respectively.

Overview

Purchase Acquisitions:

As discussed in Note 2 to the Consolidated Financial Statements, we had completed a number of acquisitions through October 2001, which had substantially expanded our portfolio of products and services, as well as our geographic reach throughout North America and into Europe. The following summary of the more significant purchase acquisitions closed during fiscal 2002 ("Fiscal 2002 Acquisitions"). There were no acquisitions in fiscal 2003 or 2004.

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

Vertex has accounted for each of these acquisitions using the purchase method of accounting in accordance with Statement of Financial Accounting Standards 141 for DynaSys and Euronet. Accordingly, the financial statements include the results of operations from October 1, 2001 for both DynaSys and Euronet (collectively, the "Purchase Acquisitions").

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

c) During 2002 we have recorded significant impairment charges related to the carrying value of goodwill and other intangibles. In assessing the recoverability of our goodwill and other intangibles, we have made assumptions regarding estimated future cash flows and considered various other factors impacting the fair value of these assets, as more fully described below in the discussions of the results of operations- provision for impairment of goodwill. However, as of September 30, 2003, our only remaining intangible asset, software development costs, became fully amortized in fiscal 2004.

d) We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future income and the potential changes in the ownership of the Company, which could subject our net operating loss carry forwards to substantial annual limitations, we offset our net deferred tax assets by an equivalent valuation allowance as of September 30, 2004.

e) As described in the Sales or Divestitures of Non-Core  Businesses  section of
Note 2 to the Consolidated Financial Statements we have sought the protection of the respective courts in three European countries, which have agreed to orderly liquidations of five of our European subsidiaries. We have used a liquidation accounting model in the establishment of the net liabilities associated with these entities at September 30, 2004 and 2003. This accounting model required the estimation of the fair value of the assets of these entities. A considerable amount of judgment was used in determining the amount of cash to be recovered through the collection of receivables or the sale of inventory and equipment in a liquidation environment, that will then be available for the respective creditors. If actual market conditions are less favorable than those projected by management, the net assets available for creditors may be less than estimated. However, since the liabilities of these entities remain on our balance sheet at historical values (and exceed the fair value of their net assets by approximately $7,715,000 at September 30, 2004), we expect to recognize a gain upon legal resolution of the liquidations. The amount and timing of such gain is totally dependent upon the decisions to be issued by the respective court appointed liquidators. We received notice that the liquidation of the UK companies, which were under liquidation as of September 30, 2003 and 2002, has been approved and finalized by the UK creditors as of January 5, 2004. Based on such notice, management reduced the Company's net liabilities associated with subsidiaries in liquidation by approximately $1,400,000, reclassed approximately $1,073,000 of translation loss from accumulated other comprehensive loss to the consolidated statement of operations, and recognized a gain of approximately $320,000 in fiscal 2004.

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

Results of Operations

Year ended September 30, 2004("2004")compared to year ended September 30, 2003 ("2003").

Operating Revenues:

Operating  revenues   decreased  by  approximately   $1,660,000  (or  39.3%)  to
approximately $2,567,000 in 2004.

Revenues were negatively impacted by the continued weak demand in its key markets and exacerbated by the Company's lack of financial condition.

      Products and Services

      Sales to customers by the two significant product and service line groupings for the years ended September 30, 2004 and 2003 (in thousands) are as follows:

                                         September 30
                                   ---------------------------
                                      2004              2003
                                   ----------        ---------
  Enterprise Solutions              $     84          $   889
  Service, Maintenance and Other       2,483            3,337
                                    --------          -------
                                    $  2,567          $ 4,226
                                    ========          =======

Enterprise solutions revenues decreased to $84,000 in 2004 from $889,000 in 2003. The decrease was a result of our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11, in North America and our lack of financial condition.

Service, maintenance and other revenues have decreased approximately $854,000 from 2003. The decrease was a result of our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11, in North America and our lack of financial condition.

We anticipate that our revenues will, at a minimum, stabilize at these levels or improve slightly as we continue to restructure the Company and look for target acquisitions.

Gross Profit:

Gross profit decreased by approximately $808,000 (or 38.7%) to $1,279,085 in 2004. As a percent of operating revenues, gross profit was 49.8% in 2004 as compared to 49.4% in 2003. The gross profit percentage was flat when compared to last year.

Operating Expenses:

Selling and administrative expenses decreased approximately $1,717,000 (or 37%) to $2,925,000 in 2004. During 2004 we continued various cost reduction measures, including reduction in the number of our employees, facilities consolidations, as well as reductions in other expenses deemed redundant such as marketing and advertising and other headcount-related expenses. We expect our selling and administrative expenses to remain at these levels until which time our financial condition improves.

There were no research and development ("R&D") expenses in 2004 or in 2003. As a result of the slow economy and our cost cutting efforts, we suspended R&D, focusing our technical resources on maintenance services, until which time additional financing is received. It is anticipated that R&D spending will recommence in 2005.

The decrease in the depreciation and amortization to $154,694 in 2004, as compared to $235,363 in 2003, is the direct result of certain of our assets becoming fully depreciated and or amortized during the period.

As a result of the aforementioned, our operating loss decreased by approximately $989,000 to approximately $1,801,000 for fiscal 2004 as compared to our operating loss of approximately $2,790,000 for fiscal 2003.

Interest expense increased by approximately $1,117,000 to $1,969,000 in 2004. This increase is due to a non-cash charge for the beneficial conversion feature for long-term convertible debt. [See Note 11 of our consolidated financial statements.]

During 2004 we settled certain of our liabilities and recognized a gain of $1,072,000, mainly due to our ability to settle $1,564,500 in debts and obligations for $492,500.

Gain on liquidation of foreign subsidiaries increased due to $320,000 gain on liquidation of the UK operations.

The income tax provision is negligible in both years due primarily to operating losses.

Year ended September 30, 2003("2003") compared to year ended September 30, 2002 ("2002").

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

Products and Services

Sales to external customers by the three significant product and service line groupings for the years ended September 30, 2003 and 2002 (in thousands) are as follows:

                                         September 30
                                   ---------------------------
                                      2003              2002
                                   ----------       ----------
  Point Solutions                   $      0           $15,022
  Enterprise Solutions                   889             6,926
  Service, Maintenance And Other       3,337            14,187
                                    --------          --------
                                    $  4,226           $36,135
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

Enterprise solutions revenues decreased to $889,000 in 2003 from $6,926,000 in 2002. The decrease was also a result of our decision to sell and/or liquidate all of our European operations effective June 30, 2002, our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11, in North America.

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

The income tax provision (credit) is negligible in both years due primarily to operating losses and a valuation allowance established against the related deferred tax assets.

Liquidity and Capital Resources

Based upon our substantial working capital deficiency ($21,663,000) and stockholders' deficiency ($23,656,000), at September 30, 2004 our current rate of cash consumption, the uncertainty of liquidity related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

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

Fiscal 2004

In fiscal 2004, the continued softness in the enterprise applications software and telecommunications industries continued to have a substantial negative impact on our results of operations. These factors, in combination with our continuing negative operating cash flows, placed significant pressures on our financial condition and liquidity and negatively impacted our operations.

Operating activities resulted in cash consumption of $2,352,000 in 2004. During fiscal 2004 we raised approximately $3,100,000, before cash transaction costs. At September 30, 2004, the above activities resulted in a net cash balance of $101,000 (an increase of $76,000).

Outlook

In light of current economic conditions, we may now anticipate, but cannot assure, reaching the point at which we generate cash in excess of our operating expenses in the quarter ending June 2005. However, the Company has accrued significant obligations during the past several years that exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, if required, short-term debt and related interest, capital expenditures, expenses related to cost-reduction initiatives, and potential liabilities that could arise from litigation claims and judgments.

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

The following initiatives have been completed or are in process to raise the required funds, settle liabilities and/or reduce expenses:

(i) To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on April 28, 2004 for the sale of (i) $3,000,000 in secured convertible notes and (ii) warrants to buy 3,000,000 shares of our common stock.

(ii) On September 27, 2004, we completed the terms and conditions of an Investment Restructuring Agreement that we entered into on May 26, 2004 with six accredited investors: MidMark Capital L.P., MidMark Capital II, L.P., Paine Webber Custodian F/B/O Wayne Clevenger, Joseph Robinson, O'Brien Ltd.
Partnership and Matthew Finlay and Teresa Finlay JTWROS, who are also our principal stockholders.

      On June 25, 2004, as part of the Investment Restructuring Agreement, we exchanged series C preferred stock for newly authorized series C-1 convertible preferred stock on a 1:1 basis. On September 27, 2004, we issued 7,615 shares of newly authorized series D nonredeemable and mandatory redeemable convertible preferred stock to MidMark Capital, L.P. in exchange for $7,614,708 of debt, including accrued interest, owed by our subsidiaries and us to MidMark Capital II, L.P. In addition, on September 27, 2004, we issued 5,569,980 shares of common stock to MidMark Capital, L.P. upon exercise of warrants by MidMark Capital, L.P. The exercise price for the warrants was exchanged for the retirement of $315,309 in debt owed by us to MidMark Capital, L.P. As well, on September 27, 2004, we issued 240,000 shares of common stock to MidMark Capital II, L.P. upon exercise of warrants by MidMark Capital II, L.P. The exercise price for the warrants was exchanged for the retirement of $2,400 in debt owed by us to MidMark Capital II, L.P.

(iii) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Upon legal resolution of approximately $7,715,000 of net liabilities of these remaining European entities recorded as of September 30, 2004, we expect to recognize a non-cash gain (and no significant cash outlay); however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators. We received notice that the liquidation of the UK companies, which were under liquidation as of September 30, 2003 and 2002, has been approved and finalized by the UK creditors as of January 5, 2004. Based on such notice, management reduced the Company's net liabilities associated with subsidiaries in liquidation by approximately $1,400,000, reclassed approximately $1,073,000 of translation loss from accumulated other comprehensive loss to the consolidated statement of operations, and recognized a gain of approximately $320,000 in fiscal 2004

(iv) We have continued to reduce headcount (to approximately 17 employees in our continuing North American business at September 30, 2004 of whom 3 are currently furloughed until additional funds are raised), consolidate facilities, and generally reduce costs.

(v) The Company is negotiating with vendors to settle balances at substantial discounts. In addition, the Company is negotiating to settle certain notes payable and approximately $3,700,000 of litigation accruals at a discount or with the issuance of shares of either Vertex or XeQute.

(vi) During the year ended September 30, 2004, we realized net gains of $1,072,000 from settlements of liabilities totaling $1,564,500 through payments of $492,500 in cash.

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

Contractual Obligations

The table below summarizes our known contractual obligations, consisting of our debt agreements, our operating lease commitments and our employment agreements, as of September 30, 2004:

                                        Payments due by period
                                  ----------------------------------
                                      Less than    1-3       3-5
                         Total        one year    Years     Years
                         -------------------------------------------
Debt(A)                  $3,777,224  $1,227,500 $2,549,724

Operating lease             782,332     176,000    541,125  $ 65,207

Employment agreements       495,000     495,000
                         -------------------------------------------

Total                    $5,054,556  $1,898,500 $3,090,849  $ 65,207
                         ===========================================

(A)   Of this amount, $1,227,500 currently in default or due on demand.

New Accounting Pronouncements

For information as to the effects of new accounting pronouncements, see Note 3 to the consolidated financial statements.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this "Item 8" is included following the "Index to Financial Statements and Schedules" appearing at the end of this Form 10-K. 31

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of September 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Based on the evaluation, which disclosed no significant deficiencies or material weaknesses that are not being addressed in the actions currently being taken to improve its disclosure controls and procedures, the Company has identified certain deficiencies and issues with its internal controls that occurred in the fiscal year ended September 30, 2004. These deficiencies and issues include, but are not limited to:

      o During the fourth quarter of 2004 the Company identified that it had not timely considered certain issuances of equity securities and the beneficial conversion features imbedded within the convertible debt instruments and preferred stock issued in the fourth quarter. Management has put in place appropriate controls to mitigate this type of event from occurring in future periods.

      o Deficiencies related to the internal control environment. The Company has determined that for the period ended September 30, 2004, it had deficiencies due to inadequate staffing in its accounting department and the lack of a full-time Controller. The Company has hired a Controller subsequent to year end, and expects these controls will improve during the fiscal year ending September 30, 2005.

Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Certain information about directors and officers of the Company is contained in the following table as of September 30, 2004.

                                                             Director
Name of Director       Age      Position                      Since
-----------------     ----     ----------------------       --------
Hugo H. Biermann       55      Executive Chairman             1999


Nicholas R. H. Toms    56      Chief Executive Officer and    1999
                               Chief Financial Officer


Otto Leistner          60                                     2000


Barbara H. Martorano   47      Secretary

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

Nicholas R. H. Toms has served as Chief Executive Officer since July, 2001, as Chief Financial Officer since August, 2003, and served as Joint Chairman of the Board of Directors, Joint Chief Executive Officer and a Director of the Company from September 1999 through June 2001. Mr. Toms has been a principal of Edwardstone, an investment management company, since 1986 and Chairman and Chief Executive Officer of Edwardstone since 1989. From 1988 to 1997, Mr. Toms served as Chairman, President and Chief Executive Officer of Peak Technologies.

Otto Leistner has been a Director since April 2000. He has been a Partner since 1995 in Leistner Pokoj Schnedler, a midsize accounting and consulting firm in Frankfurt, Germany with a staff of approximately 100.

Barbara H. Martorano joined the Company in June 1990 and has served in a variety of positions, including Sales Order Processing Coordinator, Office Administrator, Executive Assistant to the President, CEO and Chairman of the Board, as well as Corporate Secretary as of January 17, 1996.

Operation of Board of Directors and Committees

The Board of Directors met 18 times during the fiscal year ended September 30, 2004. Standing committees of the Board include an Audit Committee and a Stock Option/Compensation Committee. The Company does not have a Nominating Committee. During the time in which they were members, all directors attended in excess of 75% of the meetings.

During the year 2004 , the Audit Committee was solely comprised of Messr. Leistner, a non-employee director. Pursuant to the Audit Committee Charter, the Committee's primary duties and responsibilities are to 1) serve as an independent and objective party to monitor the Corporation's financial reporting process and internal control system; 2) review and appraise the audit efforts of the Corporation's independent registered public accounting firms; and 3) provide an open avenue of communication among the independent registered public accounting firms, financial and senior management and the Board of Directors. Audit Committee Meetings primarily were combined with regular Board Meetings and included full Board participation. There were no meetings during the 2004 fiscal year during which Audit Committee agenda items were addressed.

As of September 30, 2004 the Stock Option/Compensation Committee was comprised solely of Messr. Leistner. The Committee's primary functions are to determine remuneration policies applicable to the Company's executive officers and to determine the bases of the compensation of the Chief Executive Officer, including the factors and criteria on which such compensation is to be based. The Committee also administers the Company's Stock Option Plan. Stock Option/Compensation Committee Meetings primarily were combined with regular Board Meetings and included full Board participation.

Compensation of Directors

During fiscal year 2004, no compensation was received by its non-employee Director, Otto Leistner for services provided due to the financial condition of the Company. No options were granted to directors in fiscal year 2004. The Company reimburses directors for their reasonable out-of-pocket expenses with respect to board meetings and other Company business.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2004, 2003, and 2002 of the five highest compensation persons who were, at September 30, 2004, executive officers of the Company and earned $100,000 or more in any of the respective fiscal years:

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                             Other
                                                             Annual      Restricted     Options      LTIP
   Name & Principal                Salary        Bonus       Compen-       Stock         SARs       Payouts      All Other
       Position           Year       ($)          ($)        sation ($)   Awards($)       (#)         ($)      Compensation
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Hugo H. Biermann          2004          0          0            0            -            -            -             -
  Executive Chairman of   2003          0          0            0            -            -            -             -
  the Board of Directors  2002    300,000          0            0            -            -            -             -
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------

Nicholas R. H. Toms       2004     50,000          0            0            -            -            -             -
  Chief Executive Officer 2003     91,667          0            0            -            -            -             -
  Chief Financial Officer 2002    300,000          0            0            -            -            -             -
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Mark A. Flint             2004          0          0            0            -            -            -             -
  Chief Financial Officer 2003    218,589 (1)      0            0            -            -            -             -
                          2002    275,000    100,000 (2)        0            -            -            -             -
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Donald W. Rowley          2004          0          0            0            -            -            -             -
  Executive VP -          2003    101,667 (3)      0            0            -            -            -             -
  Strategic Development   2002    225,000          0            0            -            -            -             -
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Robert Schilt             2004    100,000          0            0            -            -            -             -
  Chief Technology Officer2003    214,475          0            0            -            -            -             -
  XeQute Solutions, Inc.  2002    235,828    105,000            0            -            -            -             -
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Timothy Callahan          2004     50,000          0            0            -            -            -             -
  Vice President          2003    198,750          0            0            -            -            -             -
  Sales and Marketing     2002    170,625          0            0            -            -            -             -

(1)   Mr. Flint was laid off in August, 2003.
(2)   Such amount is accrued however unpaid as of June 16, 2004.
(3) Mr. Rowley resigned as an officer in February, 2003, and was laid off in June, 2003.

Employment Agreements

The Company has employment agreements with certain key employees, which automatically renew on an annual basis, unless otherwise terminated by either party. Such agreements provide for salary levels (approximately $495,000 as of September 30, 2004) as well as for incentive bonuses. As of September 30, 2004, two employees who have employment agreements, are on furlough from the Company, and are not receiving salaries while on furlough, but are receiving company benefits, with the expectation that they can return when the company has the financial capability for them to do so. One employee has verbally agreed to accept a lower salary until such time that the company has the financial capability to increase their salary.

Stock Option Grants in Last Fiscal Year

The following table describes certain information regarding stock options granted to each of the named executive officers in the fiscal year ended September 30, 2004, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent Vertex's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the timing of such exercises and the future performance of Vertex's common stock.

                                                   Potential
               Percent                             realizable
               of total                            value at assumed
                options                            annual rates of
  Number of   granted to                           stock price
  Securities   employees                           appreciation for
  Underlying      in       Exercise                options terms
   Options      fiscal       Price    Expiration  ---------------
   Granted       year      ($/share)     Date      5%       10%
  ----------  ----------  ----------  ----------  -----    ------
   None in 2004

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table describes for the named executive officers, the exercisable and unexercised options held by them as of September 30, 2004. No options were exercised by the named executive officers in fiscal 2004. The "Value of Unexercised In-the-Money Options at Fiscal Year End" is based on a value of $.09 per share, the closing price of Vertex's common stock on The Nasdaq Stock Market's National Market, on September 30, 2004, less the per share exercise price, multiplied by the number of shares to be issued upon exercise of the options.

                Number of Securities          Value of unexercised
                Underlying unexercised         in-the-money options
               Options at fiscal year end       at fiscal year end
               ---------------------------   --------------------------
Name            Exercisable  Unexercisable   Exercisable  Unexercisable
----            -----------  -------------   -----------  -------------
Hugo Biermann     475,000            -            n/a        n/a
Nicholas Toms     475,000            -            n/a        n/a
Mark Flint        280,000        120,000          n/a        n/a

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

The Company contributions for the years ended September 30 were $59,000 for 2004, $80,000 for 2003 and $202,000 for 2002.

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

Based on its review of such forms that it received, or written representations from reporting persons that no Forms 5s were required for such persons, the Company believes that, during fiscal 2004, all Section 16(a) filing requirements have not been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

      COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

General

Notwithstanding any statement to the contrary in any of the Company's previous or future filings with the Securities and Exchange Commission, this Report shall not be incorporated by reference into any such filings.

The Stock Option/Compensation Committee of the Company's Board of Directors (the "Committee") has furnished the following report on Executive Compensation in accordance with the rules and regulations of the Securities and Exchange Commission. This report outlines the duties of the Committee with respect to executive compensation, the various components of the Company's compensation program for executive officers and other key employees, and the basis on which the 2004 compensation was determined for the executive officers of the Company, with particular detail given to the compensation for the Company's Chief Executive Officer.

Compensation of Executive Officers Generally

The Committee is responsible for establishing compensation levels for the executive officers of the Company, including the annual bonus plan for executive officers and for administering the Company's Stock Option Plan. The Committee is comprised of one non-employee director: Mr. Leistner.

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

Base Salary. Base Salary levels for each of the Company's executive officers, including the Executive Chairman and the Chief Executive Officer, are generally set within a range of base salaries that the Committee believes are paid to similar executive officers at companies deemed comparable based on the similarity in revenue level, industry segment and competitive employment market to the Company. In addition, the Committee generally takes into account the Company's past financial performance and future expectations, as well as the performance of the executives and changes in the executives' responsibilities. There were no increases in the base salary for any of the Executive Officers of the Company during fiscal 2004, 2003 or 2002, reflecting the Company's objectives of cash preservation.

Incentive Bonuses. The Committee recommends the payment of bonuses to provide an incentive to executive officers to be productive over the course of each fiscal year. These bonuses are awarded only if the Company achieves or exceeds certain corporate performance objectives. The incentive bonus to each executive officer is based on the individual executive's performance as it relates to the Company's performance. With the exception of the Chief Financial Officer and the Chief Operating Officer - Europe (which bonuses were guaranteed bonuses), there were no incentive bonuses granted to any of the executive officers of the Company in 2004, 2003 or 2002, reflective of the operating losses and the desire to preserve cash.

Equity Incentives. Stock options are used by the Company for payment of long-term compensation to provide a stock-based incentive to improve the Company's financial performance and to assist in the recruitment, retention and motivation of professional, managerial and other personnel. Generally, stock options are granted to executive officers upon commencement of employment with the Company and from time to time thereafter, based primarily upon the individual's actual and/or potential contributions to the Company and the Company's financial performance. Stock options are designed to align the interests of the Company's executive officers with those of its shareholders by encouraging executive officers to enhance the value of the Company, the price of the Common Stock, and hence, the shareholder's return. In addition, the vesting of stock options over a period of time is designed to create an incentive for the individual to remain with the Company. The Company has granted options to the executives on an ongoing basis to provide continuing incentives to the executives to meet future performance goals and to remain with the Company. No options were granted in 2004.

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

Compensation of the Chief Executive Officer

The Committee annually reviews the performance and compensation of the Chief Executive Officer based on the assessment of his past performance and its expectation of his future contributions to the Company's performance. Mr. Toms compensation for 2004 was $50,000

Policy with Respect to Qualifying Compensation for Deductibility Section 162(m) of the Internal Revenue Code imposes a limit on tax deductions for annual compensation (other than performance-based compensation) in excess of one million dollars paid by a corporation to its Chief Executive Officer and the other four most highly compensated executive officers of a corporation. The Company has not established a policy with regard to Section 162(m) of the Code, since the Company has not and does not currently anticipate paying cash compensation in excess of one million dollars per annum to any employee. None of the compensation paid by the Company in 39 2003 was subject to the limitations on deductibility. The Board of Directors will continue to assess the impact of
Section 162(m) on its compensation practices and determine what further action, if any, is appropriate.

                       Stock Option/Compensation Committee
                                  Otto Leistner

                             STOCK PERFORMANCE GRAPH

The following line-graph provides a comparison of the cumulative total shareholder return on our Common Stock for the period September 30, 2000 through September 30, 2004, against the cumulative shareholder return during such period achieved by The Nasdaq Stock Market (U.S. Companies) ("Nasdaq US") and the "RDG Software Composite Index"). The graph assumes that $100 was invested on September 30, 1998 in our Common Stock and in each of the comparison indices, and assumes reinvestment of dividends.

                                       NASDAQ Stock     RDG Software
  Measurement Period    Vertex         Market (U.S.     Composite
 (Fiscal Year Covered)  Interactive    Companies)       Index
----------------------  -----------   ---------------   ------------
 September 30, 2000       636.97        159.85           131.11
 September 30, 2001        35.83         56.32            57.79
 September 30, 2002         2.43         49.18            44.75
 September 30, 2003         2.47         58.43            58.88
 September 30, 2004         4.52         65.29            63.79

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

* $100 invested on 9/30/99 in stock or index-including reinvestment of dividends.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the amount and percent of shares of each class of stock that, as of December 10, 2004 are deemed under the rules of the Securities and Exchange Commission (the "Commission") to be "beneficially owned" by each member of the Board of Directors of the Company, by each Named Executive Officer of the Company, by all Directors and Executive Officers of the Company as a group, and by any person or "group" (as that term is used in the Securities Act of 1934, as amended) known to the Company as of that date to be a "beneficial owner" of more than 5% of the outstanding shares of the respective class of stock.

                                                    NUMBER OF
                                                     SHARES
NAME AND ADDRESS                                  BENEFICIALLY    PERCENTAGE OF
OF OWNER                        TITLE OF CLASS      OWNED(1)          CLASS (2)
--------------------------------------------------------------------------------

Hugo H. Biermann                Common Stock      1,863,010 (3)       2.54%
3619 Kennedy Road
South Plainfield, NJ 07080

Nicholas R. H. Toms             Common Stock      2,563,418 (4)       3.49%
3619 Kennedy Road
South Plainfield, NJ 07080

Otto Leistner                   Common Stock      1,672,875 (5)       2.29%
3619 Kennedy Road
South Plainfield, NJ 07080

Barbara Martorano               Common Stock         19,000 (6)         *
3619 Kennedy Road
South Plainfield, NJ 07080

All Officers and Directors      Common Stock      6,118,303 (7)       8.38%
As a Group (4 persons)

----------------------------
American Marketing Complex      Common Stock      9,455,000          12.96%
330 East 33rd Street, Suite 15M
New York, NY 10016

MidMark Capital II L.P.         Common Stock    293,234,996 (8)      80.07%
177 Madison Avenue
Morristown, NJ 07960

================================================================================

Pitney Bowes, Inc.              Preferred A       1,356,852            100%
One Elmcroft Road
Stamford, CT 06926

================================================================================

Pitney Bowes, Inc.              Preferred B           1,000            100%
One Elmcroft Road
Stamford, CT 06926

================================================================================

MidMark Capital II L.P.         Preferred C-1           805          80.74%
177 Madison Avenue
Morristown, NJ 07960

Paine Webber Custodian          Preferred C-1            50           5.02%
F/B/O Wayne Clevenger
177 Madison Avenue
Morristown, NJ 07960

Joseph Robinson                 Preferred C-1            50           5.02%
177 Madison Avenue
Morristown, NJ 07960

O'Brien Ltd Partnership         Preferred C-1            50           5.02%
177 Madison Avenue
Morristown, NJ 07960

================================================================================

MidMark Capital II, L.P.         Preferred D             7,615              100%
177 Madison Avenue
Morristown, NJ 07960

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 30, 2004 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding include 54,121,958 common shares; 1,356,852 Preferred "A" Shares; 1,000 Preferred "B" Shares; 997 Preferred "C" Shares and 7,391 Preferred "D" Shares outstanding as of July 30, 2004.

(3) Includes 475,000 shares issuable pursuant to presently exercisable options and 388,010 shares held in the name of Bunter BVI Limited of which Mr. Biermann may be deemed to be a beneficiary. Mr. Biermann, however, disclaims such beneficial ownership.

(4) Includes 475,000 shares issuable pursuant to presently exercisable options, 7,000 shares held by his wife, Caroline Toms, and 75,000 shares held in a trust for the benefit of his daughter, Catherine Toms, of which Mr. Toms is the trustee. Mr. Toms, however, disclaims such beneficial ownership of the shares owned by his wife and in the trust.

(5) Includes 50,000 shares issuable pursuant to presently exercisable options, and 1,100,000 shares held in the name of Partas AG of which Mr. Leistner may be deemed to be a beneficiary. Mr. Leistner, however, disclaims such beneficial ownership.

(6) Includes 19,000 shares issuable pursuant to presently exercisable options.

(7) Includes 1,019,000 shares issuable pursuant to presently exercisable options and 388,010 shares held by a company for which by Mr. Biermann disclaims beneficial ownership.

(8) Includes 253,833,333 shares issuable upon conversion of class D convertible preferred stock, and 33,233,333 shares issuable upon conversion of class C-1 convertible preferred stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 25, 2004, as part of an Investment Restructuring Agreement with six shareholders, who are also our principal shareholders, we exchanged class C preferred stock for class C-1 convertible preferred stock on a 1:1 basis. Each share of Series C-1 convertible preferred stock is convertible into $1,000 worth of our common stock, at the selling stockholders' option, at the lower of (i) $0.30 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

On September 27, 2004, we issued 7,615 shares of class D convertible preferred stock to MidMark Capital, L.P. in exchange for $7,614,708 of debt, including accrued interest, owed by our subsidiaries and us to MidMark Capital II, L.P. In addition, on September 27, 2004, we issued 5,569,980 shares of common stock to MidMark Capital, L.P. upon exercise of warrants by MidMark Capital, L.P. The exercise price for the warrants was exchanged for the retirement of $315,309 in debt owed by us to MidMark Capital, L.P. As well, on September 27, 2004, we issued 240,000 shares of common stock to MidMark Capital II, L.P. upon exercise of warrants by MidMark Capital II, L.P. The exercise price for the warrants was exchanged for the retirement of $2,400 in debt owed by us to MidMark Capital II, L.P. Each share of the class D convertible preferred stock is convertible into $1,000 worth of our common stock, at MidMark Capital's option, at the lower of
(i) $0.30 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

ITEM 14. Principal Accounting Fees and Services

Selection of the Independent Registered Public Accounting Firm for the Company is made by the Audit Committee. J.H. Cohn LLP has been selected as the Company's Independent Registered Public Accounting Firm for the current fiscal year. All audit and non-audit services provided by J.H. Cohn LLP are pre-approved by the Audit Committee which gives due consideration to the potential impact of non-audit services on auditor independence.

In accordance with Independent Standard Board Standards No. 1 (Independence Discussion with Audit Committees), the Company received a letter and verbal communication from J.H. Cohn LLP that it knows of no state of facts which would impair its status as the Company's independent public accountants. The Audit Committee has considered whether the non-audit services provided by J.H. Cohn LLP are compatible with maintaining its independence and has determined that the nature and substance of the limited non-audit services have not impaired J.H. Cohn LLP's status as the Company's Independent Registered Public Accounting Firm.

AUDIT FEES

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements during the year ended September 30, 2004, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q and the registration statement during the fiscal year then ended was approximately $267,000. No such fees were billed for the year ended 2003.

TAX FEES

J.H. Cohn LLP billed the Company approximately $30,000 for tax related work during fiscal years 2004 and none for 2003.

ALL OTHER FEES

J.H. Cohn LLP did not bill the Company for any other services during fiscal years 2004 and 2003.

                          PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed at the end of this report:

1. and 2. Financial Statements and Financial Statement Schedules:

1. Consolidated Financial Statements and Supplementary Data:

      Index to Consolidated Financial Statements:

         Reports of Independent Registered Public Accounting Firms  F-1, F-2

         Consolidated Balance Sheets
         September 30, 2004 and 2003                                F-3, F-4

         Consolidated Statements of Operations
         Years ended September 30, 2004, 2003 and 2002              F-5

         Consolidated Statements of Changes in
         Stockholders' Equity (Deficiency)
         Years ended September 30, 2004, 2003 and 2002              F-6, F-7

         Consolidated Statements of Cash Flows
         Years ended September 30, 2004, 2003 and 2002              F-8


         Notes to Consolidated Financial Statements                 F-9

2. Financial Statement Schedules:

Schedules for the years ended September 30, 2004, 2003 and 2002:

      Schedule II - Valuation Qualifying Accounts                   F-44

      Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits:

Exhibit No.       Description
-----------       -----------

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

3.2 Amended By-laws, amended as of August 9, 2001 (incorporated by reference to the Form 10-K filed January 25, 2002).

4.1 Common Stock Purchase Warrant with AJW Offshore, Ltd., dated April 28, 2004 (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.2 Common Stock Purchase Warrant with AJW Partners, LLC, dated April 28, 2004 (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.3 Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated April 28, 2004 (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.4 Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated April 28, 2004 (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.5 Convertible Note with AJW Offshore, Ltd., dated April 28, 2004 (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.6 Convertible Note with AJW Partners, LLC, dated April 28, 2004 (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.7 Convertible Note with AJW Qualified Partners, LLC, dated April 28, 2004 (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.8 Convertible Note with New Millennium Capital Partners II, LLC, dated April 28, 2004 (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.9 Securities Purchase Agreement, dated as of April 28, 2004, by and among Vertex Interactive, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.10 Security Agreement, dated as of April 28, 2004, by and among Vertex Interactive, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.11 Intellectual Property Security Agreement, dated as of April 28, 2004, by and among Vertex Interactive, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC (incorporated by reference to the registration statement on Form S-1 filed June 22,
                  2004).

4.12 Registration Rights Agreement, dated as of April 28, 2004, by and among Vertex Interactive, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.13 Escrow Agreement, dated as of April 28, 2004, by and among Vertex Interactive, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., New Millennium Capital Partners II, LLC and Owen Naccarato (incorporated by reference to the registration statement on Form S-1 filed June 22,
                  2004).

4.14 Guaranty and Pledge Agreement, dated as of April 28, 2004, by and among Vertex Interactive, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., New Millennium Capital Partners II, LLC and Nicholas Toms (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.15 Common Stock Purchase Warrant with AJW Offshore, Ltd., dated May 28, 2004 (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.16 Common Stock Purchase Warrant with AJW Partners, LLC, dated May 28, 2004 (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.17 Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated May 28, 2004 (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.18 Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated May 28, 2004 (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.19 Convertible Note with AJW Offshore, Ltd., dated May 28, 2004 (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.20 Convertible Note with AJW Partners, LLC, dated May 28, 2004 (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.21 Convertible Note with AJW Qualified Partners, LLC, dated May 28, 2004 (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

4.22              Convertible Note with New Millennium Capital Partners II, LLC,
                  dated  May  28,  2004   (incorporated   by  reference  to  the
                  registration statement on Form S-1 filed June 22, 2004).

4.23 Escrow Agreement, dated as of May 28, 2004, by and among Vertex Interactive, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., New Millennium Capital Partners II, LLC and Owen Naccarato (incorporated by reference to the registration statement on Form S-1 filed June 22,
                  2004).

10.1 Incentive Stock Option Plan dated October 10, 1985, and amended February 14, 2000 (incorporated by reference to the Form 10-K filed on December 18, 2000).

10.2 Share Purchase Agreement, by and among Vertex Industries, Inc., St. Georges Trustees Limited, as trustee on behalf of the John Kenny Settlement and the Godfrey Smith Settlement, John Kenny and Bryan J. Maguire and Godfrey Smith dated June 21, 1999, as amended September 27, 1999, (incorporated by reference to the Form 8-K filed October 7, 1999).

10.3 Stock Purchase Agreement by and among Vertex Interactive, Data Control Systems and The Stockholders of Data Control Systems, Inc. dated March 31, 2000 (incorporated by reference to the Form 8-K filed April 12, 2000).

10.4 Agreement and Plan of Merger, dated September 18, 2000, by and among Vertex Interactive, Rensoft Acquisition Corp. and Renaissance Software, Inc. (incorporated by reference to the Form 8-K filed October 2, 2000).

10.5 Form of Note Purchase Agreement dated June 19, 2001 between Vertex Interactive, Inc. and MidMark Capital II, LP with respect to the Convertible Notes Payable (incorporated by reference to the Form 10-Q filed August 14, 2001).

10.6 Agreement and Plan of Merger, dated December 29, 2000, between Vertex Interactive and Applied Tactical Systems, Inc. (incorporated by reference to the Form 8-K filed March 2, 2001 and Form 8-K filed March 14, 2001.)

10.7 Asset Purchase Agreement and Ancillary Agreements between Vertex Interactive, Inc. and Finmek Holding N. V.-Genicom S.p.A., Genicom Ltd., Genicom S.A. dated October 6, 2000 (incorporated by reference to the Form 10-K filed on January 25, 2002).

10.8 Stock Purchase Agreement by and between Pitney Bowes Inc. and Vertex Interactive, Inc. dated October 18, 2001 for the purchase of Series "B" Preferred Stock (incorporated by reference to the Form 10-Q filed February 20, 2002).

10.9              Note Purchase  Agreement by and among MidMark Capital II, L.P.
                  and Vertex Interactive, Inc. dated as of November 1, 2001 for the purchase of 10% Convertible Notes Payable (incorporated by reference to the Form 10-Q filed February 20,2002).

10.10             Form of Conversion Agreement between Vertex Interactive,  Inc.
                  and MidMark dated March 7, 2002 and the Amended and Restated Convertible Promissory Note dated March 7, 2002 (incorporated by reference to the Form 10-Q filed May 20, 2002).

10.11 Asset Purchase Agreement between Vertex, Renaissance and Pitney Bowes dated April 19, 2002 (incorporated by reference to the Form 10-Q filed May 20, 2002).

10.12 Stock and Debt Purchase Agreement between MidMark Capital II, L.P., MidMark Capital, L.P., DynaSys, S.A. and Vertex
                  Interactive, Inc. dated August 9, 2002 (incorporated by reference to the Form 10-K filed August 4, 2003).

21.1 Subsidiaries of Vertex Interactive, Inc. (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

23.1 Consent of Independent Registered Public Accounting Firm -- J.H. Cohn, LLP (filed herewith).

23.2 Consent of Independent Registered Public Accounting Firm Withum Smith + Brown, P.C. (filed herewith).

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VERTEX INTERACTIVE, INC.

Date: December  29, 2004        /s/ Nicholas R. Toms
                                ---------------------------------
                                Nicholas R. Toms
                                Chief Executive Officer and
                                Chief Financial Officer

Pursuant to the requirements by the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

December 29, 2004               /s/ Hugo H. Biermann
                                ---------------------------------
                                Hugo H. Biermann
                                Executive Chairman and
                                Director

December 29, 2004               /s/ Nicholas R. Toms
                                ---------------------------------
                                Nicholas R. Toms
                                Chief Executive Officer,
                                Chief Financial Officer and
                                Director

December 29, 2004               /s/ Otto Leistner
                                ---------------------------------
                                Otto Leistner
                                Director

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vertex Interactive, Inc.:

We have audited the accompanying consolidated balance sheets of Vertex Interactive, Inc. and Subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertex Interactive, Inc. and Subsidiaries as of September 30, 2004 and 2003, and their results of operations and cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the consolidated financial statements, among other things, the Company's operations have generated recurring losses and it had working capital and stockholders' deficiencies as of September 30, 2004. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements as of and for the year ended September 30, 2004 do not include any adjustments that might result from the outcome of this uncertainty.

Our audits referred to above also included the information in Schedule II as of and for the years ended September 30, 2004 and 2003, which presents fairly, in all material respects, when read in conjunction with the consolidated financial statements, the information required to be set forth therein.


/s/ J.H. Cohn LLP
Roseland, New Jersey
December 10, 2004
except for Notes 16 and 17
as to which the date is
December 21, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vertex Interactive, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficiency) and cash flows of Vertex Interactive, Inc. and Subsidiaries for the year ended September 30, 2002. Our audit also included the financial statement schedule for the year ended September 30, 2002 listed in the index at Item 15(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Vertex Interactive, Inc. and Subsidiaries for the year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended September 30, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

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

/s/ WithumSmith+Brown P.C.
Livingston, New Jersey
April 30, 2003 (July 31, 2003 as to Notes 1 and 19 of the September 30, 2002 financial statements)

                     VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2004 and 2003

                                     ASSETS                2004          2003
                                                        ----------    ----------
CURRENT ASSETS:
Cash                                                    $  101,390    $   25,265
Restricted cash - short term                               300,000
Accounts receivable, less allowance for
doubtful accounts of $456,358                              350,935       639,208
Inventories, net of valuation allowances                   368,086       537,337
Prepaid expenses and other current assets                   71,696        20,103
                                                        ----------    ----------
Total current assets                                     1,192,107     1,221,913

Equipment and improvements, net of accumulated
depreciation and amortization of $1,359,090
and $1,320,152                                              33,748        70,249

Capitalized software costs, net of accumulated
amortization of $347,269 and $231,513                           --       115,756
Restricted cash - long-term                                150,000            --
Deferred financing costs, net of accumulated
amortization of $54,189                                    260,926            --
Other assets                                               111,273       111,273
                                                        ----------    ----------
Total assets                                            $1,748,054    $1,519,191
                                                        ==========    ==========

See notes to consolidated financial statements.


                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2004 and 2003


           LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 2004         2003
                                                                -----------  ------------
CURRENT LIABILITIES:
Notes payable - unrelated parties                               $1,227,500    $ 1,869,236
Notes payable - related parties                                          -      4,095,848
Convertible notes payable - related parties                              -      2,294,324
Mandatory redeemable Series D preferred stock -
504 shares at redemption value                                     504,713              -
Accounts payable                                                 3,653,751      4,533,875
Net liabilities associated with subsidiaries in
liquidation                                                      7,714,783      8,511,077
Payroll and related benefits accrual                             1,994,852      2,622,354
Litigation related accruals                                      3,655,323      4,077,665
Other accrued expenses and liabilities                           3,749,685      4,870,759
Deferred revenue                                                   354,203        305,243
                                                                -----------  ------------
Total current liabilities                                       22,854,810     33,180,381

Long-term convertible notes payable - unrelated parties,
net of unamortized debt discount                                 2,549,724              -
                                                                ----------   ------------
Total Liabilities                                               25,404,534     33,180,381
                                                                ----------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Series A preferred stock, par value $0.01 per share; 2,000,000 shares authorized, 1,356,852 issued and outstanding
 ($10,000,000 aggregate liquidation preference)                     13,569        13,569
Series B preferred stock, par value $0.01 per share;
 1,000 shares authorized, 1,000 issued and outstanding
 ($1,000,000 aggregate liquidation preference)                          10            10
Series C preferred stock, par value $0.01 per share;
 10,000 shares authorized, 997 issued and outstanding at
 September 30, 2003 ($997,000 aggregate liquidation preference)                       10
Series C-1 preferred stock, par value $0.01 per share;
 10,000 shares authorized, 997 issued and outstanding at
 September 30, 2004 ($997,000 aggregate liquidation preference)         10             -
Series D preferred stock, par value $0.01 per share;
 10,000 shares authorized, 7,111 issued and outstanding
($7,109,995 aggregate liquidation preferences)                          71             -
Common stock, par value $0.005 per share; 400,000,000 shares authorized and 56,116,342 shares issued at
 September 30, 2004; 75,000,000 shares authorized and
 48,201,978  shares issued at  September 30,  2003,                280,583       241,011
Additional paid-in capital                                     164,442,227   155,364,295
Unearned income                                                                 (400,000)
Accumulated deficit                                           (186,517,047) (184,332,055)
Accumulated other comprehensive loss                            (1,808,663)   (2,480,790)
Less: Treasury stock, 87,712 shares of common stock (at cost)      (67,240)      (67,240)
                                                               ------------- ------------
Total stockholders' deficiency                                 (23,656,480)  (31,661,190)
                                                               ------------- ------------
Total liabilities and stockholders' deficiency                 $ 1,748,054   $  1,519,191
                                                               ============= ============

See notes to consolidated financial statements.

                     VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Years Ended September 30, 2004, 2003 and 2002

                                       2004            2003            2002
                                   ------------    ------------    ------------
REVENUES                           $  2,566,520    $  4,226,187    $ 36,135,217
COST OF SALES                         1,287,435       2,138,883      23,894,594
                                   ------------    ------------    ------------

GROSS PROFIT                          1,279,085       2,087,304      12,240,623
                                   ------------    ------------    ------------

OPERATING EXPENSES:

Selling and administrative            2,925,051       4,642,123      22,503,288
Research and development                     --              --       4,179,553
Depreciation of equipment
  and improvements                       38,938         119,606         820,000
Amortization of intangible assets       115,756         115,757         417,162
Provision for termination of leases          --              --       1,102,984
Impairment of goodwill and
  other intangible assets                    --              --      18,973,832
                                   ------------    ------------    ------------
Total operating expenses              3,079,745       4,877,486      47,996,819
                                   ------------    ------------    ------------

OPERATING LOSS                       (1,800,660)     (2,790,182)    (35,756,196)
                                   ------------    ------------    ------------
OTHER INCOME (EXPENSES):
Interest income                              --           2,703          93,967
Interest expense                     (1,969,074)       (851,933)     (2,875,396)
Provision for litigation claims              --              --      (2,653,891)
Loss on sale or liquidation of
  non-core assets                            --              --      (3,080,656)
Gain on liquidation of
foreign subsidiaries                    320,951              --              --
Gain on settlements of liabilities    1,072,247              --              --
Other                                   193,279         (10,941)       (367,364)
                                   ------------    ------------    ------------
Net other income (expense)             (382,597)       (860,171)     (8,883,340)
                                   ------------    ------------    ------------

LOSS BEFORE PROVISION FOR
INCOME TAXES                         (2,183,257)     (3,650,353)    (44,639,536)

Provision for income taxes                1,735              --         134,843
                                   ------------    ------------    ------------

NET LOSS                             (2,184,992)     (3,650,353)    (44,774,379)

Charge for preferred stock
beneficial conversion feature         3,444,683              --              --
                                   ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                      ($5,629,675)    ($3,650,353)   ($44,774,379)
                                   ============    ============    ============
Net loss per common share:

Basic and diluted                  $      (0.12)   $      (0.09)   $      (1.26)
                                   ============    ============    ============
Weighted average number
 of shares outstanding:

Basic and diluted                    48,469,039      39,671,923      35,649,274
                                   ============    ============    ============

See notes to consolidated financial statements.




                            VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                        For the Years ended September 30, 2004, 2003 and 2002

                                      Preferred Stock        Common Stock
                                     -----------------     ----------------    Additional    Deferred
                                                                                 Paid-In    Compensation/
                                     Shares     Amount     Shares    Amount      Capital   Unearned Income
                                    --------    ------     ------    ------    ----------   --------------
Balance September 30, 2001         1,356,852    $13,569  34,909,506  $174,548  $149,321,766 $(180,557)

Issuance of common stock                                     34,404       172        68,844
Issuance of Series B
  preferred stock, net of expenses     1,000         10                             960,990
Issuance of stock in connection
  with acquisitions                                       1,676,168     8,381       930,667
Issuance of stock and stock
  options in connection with
  retirement of debt and other
  obligations                                               581,900     2,910     2,031,153
Purchase of treasury
  stock (47,657 shares)
Conversion of notes payable
 into Series C preferred stock           997         10                             996,990
Amortization of deferred
  compensation                                                                                180,557
Cancellation of common stock                             (1,676,168)   (8,381)     (930,667)
Exercise of stock options                                 1,676,168     8,381       930,667
Settlement of acquisition
  related escrow                                                                   (500,000)
Non cash interest expense                                                         1,168,885
  Comprehensive loss:
    Net loss
    Change in unrealized foreign
      exchange translation
      gains/losses
Comprehensive loss
                                   ---------   --------  ----------  --------  ------------  --------
Balance September 30, 2002         1,358,849     13,589  37,201,978   186,011   154,979,295         -

Common stock issued in exchange
for services                                              1,000,000     5,000        35,000
Common stock issued for trade credits                    10,000,000    50,000       350,000  (400,000)
Other comprehensive income
(loss), net of tax:
Comprehensive loss:
    Net loss
    Change in unrealized foreign
      exchange translation
      gains/losses
Comprehensive loss
                                   ---------   --------  ----------  --------  ------------  ---------
Balance September 30, 2003         1,358,849     13,589  48,201,978   241,011   155,364,295  (400,000)

Effects of issuance of
  warrants with notes payable:
  Related parties                                                                    54,000
  Unrelated parties                                                                 427,500
Conversion of notes payable -
  related parties into non-redeemable
  Series D preferred stock             7,111         71                           7,109,924
Exercise  of warrants                                     5,809,980    29,050       288,659
Conversion of long-term
  notes payable - unrelated parties                       1,754,384     8,772        89,474
Common stock issued in exchange
  for services                                              350,000     1,750        12,250
Issuance of Series C-1 preferred
  stock for Series C                       -          -
Write off of unearned income                                                                  400,000
Beneficial conversion feature related to
  Long-term convertible debt                                                      1,096,125
Comprehensive loss:
    Net loss
    Change in unrealized foreign
      exchange translation
      gains/losses
Reclassification into
  current period earnings
Comprehensive loss

                                   ---------   --------  ----------  --------  ------------  --------
Balance September 30, 2004         1,365,960   $ 13,660  56,116,342  $280,583  $164,442,227  $      -
                                   =========   ========  ==========  ========  ============  ========


                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                               EQUITY (DEFICIENCY)
             For the Years Ended September 30, 2004, 2003 and 2002
                                   (continued)

                                                                         Accumulated
                                                                            Other
                                            Accumulated   Comprehensive Comprehensive Treasury
                                              Deficit         Loss      Income/(Loss)  Stock     Total
                                            -----------   ------------- ------------- --------  -------
Balance September 30, 2001                $(135,907,323)               $(1,426,307) $(45,169) $11,950,527

Issuance of common stock                                                                           69,016
Issuance of Series B
  preferred stock, net of expenses                                                                961,000
Issuance of stock in connection
  with acquisitions                                                                               939,048
Issuance of stock and stock options
  in connection with
  retirement of debt and other
  obligations                                                                                   2,034,063
Purchase of treasury stock
(47,657 shares)                                                                      (22,071)    (22,071)
Conversion of notes payable
  into Series C preferred stock                                                                   997,000
Amortization of deferred
  compensation                                                                                    180,557
Cancellation of common stock                                                                     (939,048)
Exercise of stock options                                                                         939,048
Settlement of acquisition
  related escrow                                                                                 (500,000)
Non cash interest expense                                                                       1,168,885
  Comprehensive loss:
    Net loss                                (44,774,379) $(44,774,379)                        (44,774,379)
    Change in unrealized foreign
      exchange translation
      gains/losses                                            160,829      160,829                160,829
                                                         ------------
Comprehensive loss                                       $(44,613,550)
                                            -----------  ============    ---------   -------  ------------
Balance September 30, 2002                 (180,681,702)                (1,265,478)  (67,240) (26,835,525)

Common stock issued in exchange
for services                                                                                       40,000
Common stock issued for trade credits
Other comprehensive income (loss),
 net of tax:
Comprehensive loss:
    Net loss                                 (3,650,353) $ (3,650,353)                         (3,650,353)
    Change in unrealized foreign
      exchange translation
      gains/losses                                         (1,215,312)  (1,215,312)            (1,215,312)
                                                         ------------
Comprehensive loss                                        $(4,865,665)
                                            -----------  ============    ---------  --------  ------------
Balance September 30, 2003                 (184,332,055)                (2,480,790)  (67,240) (31,661,190)

Effects of issuance of
 warrants with notes payable:
  Related parties                                                                                  54,000
  Unrelated parties                                                                               427,500
Conversion of notes payable
  related parties into non-redeemable
  Series D preferred stock                                                                      7,109,995
Exercise of warrants                                                                              317,709
Conversion of long-term notes payable -
  unrelated parties                                                                                98,246
Common stock issued in exchange
  for services                                                                                     14,000
Issuance of Series C-1 Preferred
  Stock for Series C
Write off of unearned income                                                                      400,000
Beneficial conversion feature related to
  Long-term convertible debt                                                                    1,096,125
Comprehensive loss:
    Net loss                               (2,184,992) $(2,184,992)                            (2,184,992)
    Change in unrealized foreign
    exchange translation
      gains/losses                                        (401,081)      (401,081)               (401,081)
Reclassification into current                         --------
  period earnings                                                       1,073,208               1,073,208
Comprehensive loss                                     $(2,586,073)
                                       ------------- ===============   -----------  -------- ------------
Balance September 30, 2004             $(186,517,047)                 $(1,808,663)  $(67,240)$(23,656,480)
                                       =============                  ===========   ======== ============


See notes to consolidated financial statements.


                            VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Years Ended September 30, 2004, 2003 and 2002

                                                         2004            2003            2002
                                                     ------------    ------------    ------------
Cash Flows from Operating Activities:
Net Loss                                              $(2,184,992)   $(3,650,353)    $(44,774,379)

  Adjustments to reconcile net loss to
  net cash used in operating activities:
      Depreciation and amortization                       154,693         235,363       1,237,162
      Loss on sale or liquidation of
         non-core businesses and assets                        --              --       3,080,656
      Impairment of goodwill and other
         intangible assets                                     --              --      18,973,832
      Write-off of unearned income                        400,000              --              --
      Common stock issued in exchange for services         14,000          40,000              --
      Non cash interest expense                                --              --       1,168,885
      Amortization of deferred financing costs             54,189              --         180,557
      Charges to interest expense for beneficial
         conversion feature and warrants issued
           with notes payable:
            Related parties                                54,000              --              --
            Unrelated parties                           1,171,594              --              --
      Gain on liquidation of foreign subsidiaries        (320,951)             --              --
      Gain on settlements of liabilities               (1,072,247)             --              --

   Changes in assets and liabilities, net of
    effects of acquisitions and disposals:
      Restricted cash                                    (450,000)
      Accounts receivable, net                            288,273         297,038       4,948,464
      Inventories, net                                    169,251         404,020         933,072
      Prepaid expenses and other current assets           (51,593)        243,157         261,629
      Other assets                                             --          55,692       1,010,556
      Accounts payable                                    (57,877)        104,810         184,707
      Accrued expenses and other liabilities             (569,229)      1,472,099       5,580,371
      Advances from customers                                  --        (343,547)        (39,400)
      Deferred revenue                                     48,960      (1,012,197)     (1,075,747)
                                                     ------------    ------------    ------------
Net cash used in operating activities                  (2,351,929)     (2,153,918)     (8,329,635)
                                                     ------------    ------------    ------------

Cash Flows from Investing Activities:
  Additions to equipment and improvements                  (2,436)         (2,781)       (172,458)
  Proceeds from sale of assets, net of cash sold               --              --       1,184,231
                                                     ------------    ------------    ------------
Net cash provided by (used in) investing
activities                                                 (2,436)         (2,781)      1,011,773
                                                     ------------    ------------    ------------
Cash Flows from Financing Activities:
  Loans payable bank, net                                      --              --        (683,386)
  Deferred financing costs                               (315,114)             --              --
  Proceeds from senior credit facility and
     notes payable                                             --         250,000       3,186,000
  Payments of senior credit facility and
     notes payable                                             --        (145,736)     (2,933,645)
  Payments of mortgages                                        --              --         (49,564)
  Payments of capitalized lease obligations                    --              --        (127,656)
  Proceeds from convertible notes
     payable - unrelated parties                        3,000,000              --              --
  Proceeds from notes and convertible notes
  payable - related parties                               137,339       1,986,948       5,588,900
  Repayment of notes payable - unrelated parties         (391,735)             --              --
  Net proceeds from issuance of stock                          --              --       1,030,168
  Purchase of treasury stock                                   --         (22,071)
                                                     ------------    ------------    ------------
Net cash provided by financing activities               2,430,490       2,091,212       5,988,746
                                                     ------------    ------------    ------------

Effect of exchange rate changes on cash                        --          16,736          (8,090)
                                                     ------------    ------------    ------------
Net increase (decrease) in cash                            76,125         (48,751)     (1,337,206)
Cash at Beginning of year                                  25,265          74,016       1,411,222
                                                     ------------    ------------    ------------
Cash at End of year                                  $    101,390    $     25,265    $     74,016
                                                     ============    ============    ============
Cash paid for:
Interest                                             $    154,575    $     72,000    $    930,000
Income taxes                                         $         --    $         --    $    237,000

Noncash investing and financing activities:
 Notes payable and accrued interest
 - related parties converted into
 nonredeemable and mandatory redeemable
 preferred stock                                     $  7,109,995              --              --
Long-term convertible notes payable -
 unrelated parties converted into common stock       $     98,246              --              --


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

In August 2002, the Company was notified that the NASDAQ Listing Qualifications Panel had determined that the Company had failed to comply with the $1.00 minimum closing bid price and the minimum stockholders' equity or the market value of publicly held shares requirements for continued listing and it delisted the Company's securities from the NASDAQ National Stock Market effective with the open of business on August 21, 2002 and listed them on the NASDAQ Bulletin Board. From February 17, 2003 to March 30, 2004, the Company's securities were quoted on the Pink Sheets, under the symbol "VETXE". The Company's securities received approval to return to the bulletin board for trading as of March 31, 2004.

Expiration of Acquisition Agreement

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

Going Concern Matters

Based upon our substantial working capital deficiency and stockholders' deficiency, of approximately $21,663,000 and $23,656,000 at September 30, 2004, respectively, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on a note payable with a balance of $1,227,500 as of September 30, 2004 (see Note 10), the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

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

Fiscal 2004:

In fiscal 2004, the previous decline in the enterprise applications software and telecommunications industries continued to have a substantial negative impact on our results of operations. These factors, in combination with our continuing negative operating cash flows, placed significant pressures on our financial condition and liquidity and negatively impacted our operations. Operating activities resulted in cash consumption of approximately $2,352,000 in 2004.

During fiscal 2004 we raised approximately $3,100,000 including cash transaction costs through the issuance of notes payable and notes and convertible notes payable from unrelated parties, restructured notes, converted debt into equity, and paid a loan in default. At September 30, 2004, we had a net cash balance of approximately $101,000.

Outlook:

In light of current economic conditions, we now anticipate, but cannot assure, reaching the point at which we will generate cash in excess of our operating expenses in the quarter ending June 30, 2005. However, we had current obligations at September 30, 2004 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, if required, short-term debt and related interest, capital expenditures and expenses related to cost-reduction initiatives, and to pay liabilities that could arise from litigation claims and judgments.

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

Initiative Completed or in Process:

The  following   initiatives   related  to  raising  required  funds,   settling
liabilities and/or reducing expenses have been completed or are in process:

(i) As of September 27, 2004, the Company had approximately $7,614,000 of borrowings from and accrued interest payable to Midmark Capital, L.P. and its affiliate, Midmark Capital II, L.P., and certain individuals related to these two entities, which are referred to collectively as "Midmark". Midmark owns shares of Vertex's preferred and common stock and has the ability to purchase a majority interest in Vertex (see Note 12). As explained below, this debt was exchanged for Series D nonredeemable and mandatory redeemable preferred stock on that date.

(ii) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the year ended September 30, 2004, we recognized a noncash gain of $321,000 from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary (see Note 2). Upon legal resolution of the approximately $7,715,000 of net liabilities of these remaining European entities as of September 30, 2004, we expect to recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators (See Note 2 as to the approval of the liquidation of the U.K. subsidiaries in January 2004).

(iii) We have continued to reduce headcount (to approximately 17 employees in our continuing North American business at September 30, 2004 and December 10, 2004, of whom 3 were furloughed until additional funds are raised), consolidate facilities and generally reduce costs.

(iv) To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on April 28, 2004 pursuant to which we sold (i) $3,000,000 in secured convertible notes and (ii) warrants to buy 3,000,000 shares of our common stock (see Note 11).

(v) The Company is negotiating with vendors to settle balances at substantial discounts. In addition, the Company is negotiating to settle certain notes payable and approximately $3,700,000 of litigation accruals at a discount or with the issuance of shares of either Vertex or XeQute.

(vi) During the year ended September 30, 2004, we realized net gains of $1,072,000 from settlements of liabilities totaling $1,564,500 through the payments of $492,500 in cash.

(vii) On September 27, 2004, we completed the terms and conditions of an Investment Restructuring Agreement that we entered into on May 26, 2004 with six accredited investors: MidMark Capital L.P., MidMark Capital II, L.P., Paine Webber Custodian F/B/O Wayne Clevenger, Joseph Robinson, O'Brien Ltd.
Partnership and Matthew Finlay and Teresa Finlay JTWROS, who are also our principal stockholders.

      On June 25, 2004, as part of the Investment Restructuring Agreement, we exchanged Series C preferred stock for Series C-1 convertible preferred stock on a 1:1 basis. On September 27, 2004, we issued 7,615 shares of Series D non redeemable and mandatory redeemable convertible preferred stock to MidMark Capital, L.P. in exchange for $7,614,708 of debt owed by our subsidiaries and us to MidMark Capital II, L.P. In addition, on September 27, 2004, we issued 5,569,980 shares of common stock to MidMark Capital, L.P. upon exercise of warrants by MidMark Capital, L.P. The exercise price for the warrants was exchanged for the retirement of $315,309 in debt owed by us to MidMark Capital, L.P. As well, on September 27, 2004, we issued 240,000 shares of common stock to MidMark Capital II, L.P. upon exercise of warrants by MidMark Capital II, L.P. The exercise price for the warrants was exchanged for the retirement of $2,400 in debt owed by us to MidMark Capital II, L.P.

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

Basis of Presentation:

The accompanying consolidated financial statements have been prepared on a basis that contemplates Vertex's continuation as a going concern and the realization of its assets and liquidation of its liabilities in the ordinary course of business. The accompanying consolidated financial statements do not include any adjustments, with the exception of the provision to reduce the carrying values of the assets of the subsidiaries in liquidation to their estimated net realizable value, relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If Vertex fails to raise capital when needed, the lack of capital will have a material adverse effect on Vertex's business, operating results, financial condition and ability to continue as a going concern.

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

The accompanying consolidated financial statements assume the Euronet acquisition closed effective October 1, 2001. The Company has accounted for this acquisition using the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" for Euronet and, accordingly, the financial statements include the results of operations from October 1, 2001 for Euronet. An allocation of the purchase price for Euronet has been made to the assets and liabilities acquired as of October 1, 2001 based on their estimated fair market values as shown in the table below:

                                                  September 30
                                                  -------------
                                                       2002
                                                   ------------
  Accounts receivable                             $    294,148
  Other assets                                          61,771
  Intangible assets (including in-process
   research and development of $3,600,000 in 2001)   1,078,007
  Other liabilities                                   (494,878)
                                                  -------------
  Total consideration paid, less cash acquired         939,048
  Less stock issued to sellers                         939,048
                                                  -------------
  Net cash paid                                   $          0
                                                  =============

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

Sales or Divestitures of Non-Core Businesses

The Company developed and initiated a plan in the quarter ended June 30, 2002 that would result in the sale or divestiture of assets or closings of businesses that are not part of the Company's current strategic plan or have not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets (see "Disposals"). After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France - previously ICS France) and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the second quarter of fiscal 2004, the Company recognized a noncash gain of $321,000 from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary, as explained below. Accordingly, the remaining net assets and liabilities of these businesses are classified as net liabilities associated with subsidiaries in liquidation in the accompanying September 30, 2004 and 2003 consolidated balance sheets. While the Company expects the liquidation process to take through at least June 30, 2005, significant variations may occur based on the complexity of the entities and requirements of the respective country. In addition, following the termination of an agreement in principle to sell our North American wireless and cable installation division, we closed down this operation in July 2002. The revenues for all of these non-core businesses (sold and liquidated) were approximately $24,000,000 in 2002.

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

The following is a summary of net assets and retained liabilities as of September 30, 2004 and 2003:

                                                          2004          2003
                                                      -----------   ------------
     Cash                                             $   200,504    $  654,068
     Receivables, net                                   1,181,413       990,468
     Inventories, net                                     652,053       608,993
     Accounts payable                                  (2,288,560)   (2,959,933)
     Accrued liabilities                               (5,065,009)   (5,207,546)
     Deferred revenue                                  (1,245,093)   (1,186,486)
     Loans payable - banks                             (1,150,091)   (1,074,142)
     Other liabilities                                          -      (336,499)
                                                       -----------   -----------
     Net liabilities associated with
       subsidiaries in liquidation                    $(7,714,783)   (8,511,077)
                                                       ===========   ===========

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

The Company received notice that the liquidation of the UK companies, which were under liquidation as of September 30, 2003 and 2002, has been approved and finalized by the UK creditors as of January 5, 2004. Based on such notice, management reduced the Company's net liabilities associated with subsidiaries in liquidation by approximately $1,400,000, reclassed approximately $1,073,000 of translation loss from accumulated other comprehensive loss to the consolidated statement of operations, and recognize a gain of approximately $320,000 in fiscal 2004.

The results of these businesses' operations for the years ended September 30, 2004, 2003 and 2002 are not segregated from other businesses in the accompanying statements of operations as they were not considered distinct segments or discontinued operations.

Except for the gain from the liquidation of the U.K. subsidiary, the results of operations of these businesses for the years ended September 30, 2004, 2003 and 2002 were not significant.

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

The estimated useful lives of depreciable assets are as follows:

  Category                                Years
  --------                                -----
  Office furniture and equipment           3-10
  Computer equipment                        3-7
  Other                                    3-10

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

Commencing upon the initial release of a product, capitalized software costs and any costs of related purchased software are generally required to be amortized over the estimated economic life of the product or based on current and estimated future revenues. Thereafter, capitalized software costs and costs of purchased software are reported at the lower of amortized cost or estimated net realizable value. Due to the inherent technological changes in the software development industry, estimated net realizable values or economic lives may decline and, accordingly, the amortization period may have to be accelerated or impaired balances may have to be written off.

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

As a result of its evaluations pursuant to SFAS 86, SFAS 121 and SFAS 142, the Company wrote off approximately $19,000,000 of intangible assets in 2002 (see
Note 4).

Net Earnings (Loss) Per Share

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of SFAS 128, "Earnings per Share". Basic earnings (loss) per shares is calculated by dividing net income or loss applicable to common stock (which reflects a charge for a preferred beneficial conversion feature in 2004) by the weighted average number of common shares outstanding during each period.

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

As of September 30, 2004, there were 225,718,736 shares of common stock potentially issuable upon the exercise of stock options and warrants (9,959,606 shares) and the conversion of convertible securities (215,759,130 shares). However, diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had a net loss in fiscal 2004, 2003 and 2002 and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by stockholders and distributions to stockholders and is reported in the Statements of Changes in Stockholders' Deficiency. Included in the Company's comprehensive loss are net loss and foreign exchange translation adjustments.

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

The Company did not grant any stock options to employees and did not record any compensation expense in connection with employee stock options during the years ended September 30, 2004 and 2003; however, it did grant options to employees in prior periods. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date and had amortized the cost over the vesting period pursuant to SFAS 123, net loss, loss applicable to common stock and net loss per common share would have been increased to the pro forma amounts indicated in the table below:


                                    2004        2003           2002
                                -----------  -----------    ------------
  Net loss-as reported          $(2,184,992) $(3,650,353)   $(44,774,379)
  Deduct total stock - based
   employee compensation
   expense determined under
   a fair value based method
   for all awards net of
   related tax effects              985,648    1,502,005          76,601
                                -----------  -----------    ------------
  Net loss pro-forma            $(3,170,640) $(5,152,358)   $(44,850,980)
                                ===========  ===========    ============
 Loss applicable to common
  stock pro-forma               $(6,615,323) $(5,152,358)   $(44,850,980)
                                ===========  ===========    ============

  Loss per common
   share--as reported                 $(.12)      $(0.09)         $(1.26)
  Loss per common
   share--pro-forma                    (.14)       (0.13)          (1.26)

The fair value of each option granted is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used in fiscal 2002 (no options were granted in fiscal 2004 and 2003):

                                         2002
                                         ----

  Expected dividend yield                 0.00%
  Expected stock price volatility       134.88
  Risk-free interest rate                 4.00
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

The Company accounts for the intrinsic value of beneficial conversion features arising from the issuance of convertible debt and preferred stock with conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5 and EITF Issue No. 00-27. The resulting charge arising from the issuance of convertible debt is recorded as interest expense if the related debt is convertible immediately or as debt discount which is amortized to interest expense using the effective yield method over the period to the debt instrument's earliest conversion date. The resulting charge arising from the issuance of preferred stock is included as an adjustment to net income or loss in computing net income or loss applicable to common stock at the commitment date if the preferred stock is convertible immediately or over the period to the earliest conversion date of the preferred stock. The intrinsic value of a beneficial conversion feature is determined after initially allocating an appropriate portion of the proceeds received from the sale of the related debt instrument or preferred stock to any detachable instruments (such as warrants) included in the sale or exchange based on relative fair values.

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in bank accounts that, at times, have balances that exceed the federally insured limit of $100,000 (there was a balance of $61,000 in excess of the limit at September 30, 2004). The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings.

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

In fiscal 2004, the Company had two customers whose sales were approximately 35% of total revenue. At September 30, 2004, the two customers accounted for approximately 30% of total accounts receivable.

There were no such concentrations in fiscal 2003 and 2002.

Fair Value of Financial Instruments

The Company's material financial instruments for which disclosure of estimated fair value is required by certain accounting standards consisted of cash, accounts receivable, notes payable, accounts payable and net liabilities associated with subsidiaries in liquidation. In the opinion of management, cash and accounts receivable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities. Due to the financial condition of the Company, management believes that the Company's notes payable, accounts payable, and net liabilities associated with companies in liquidation could be settled at less than their carrying values. However, such fair values cannot be reasonably estimated.

Foreign Currency Translation

Assets and liabilities of the Company's foreign affiliates are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the respective period. Translation adjustments are reported as a component of comprehensive income (loss).

Advertising Costs

Advertising   costs  are   expensed  as   incurred.   Advertising   expense  was
approximately  $19,000,  $26,000,  and $400,000 in fiscal  2004,  2003 and 2002, respectively.

Research and Development

Research and development expenditures are charged to expense as incurred and amounted to approximately $4,180,000 in 2002. No research and development expenses were incurred in 2004 and 2003.

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

In December 2002, the FASB issued SFAS 148 which amended SFAS 123 to provide alternative methods of transition for entities that elect to switch to the fair value method of accounting for stock options in fiscal years ending after December 15, 2002. The Company has not made such an election. SFAS 148 also requires more prominent and detailed disclosures in annual and interim financial statements for stock-based compensation regardless of which method of accounting is selected. The Company has included the additional disclosures required by SFAS 148 above.

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

In December 2003, the FASB issued revised Interpretation No. 46R, "Consolidation of Variable Interest Entities". Interpretation No. 46R requires companies with a variable interest in a variable interest entity to apply this guidance as of the first reporting period ending after December 15, 2003. The application of the guidance could result in the consolidation of a variable interest entity. The adoption of the provision of FIN 46R did not have any impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SGAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the third quarter of the year ending September 30, 2006.

4. INTANGIBLE ASSETS

As of September 30, 2004, the only intangible asset of the Company was capitalized software costs, which has been fully amortized. Information related to changes in the Company's intangible assets during the years ended September 30, 2004 and 2003 is presented separately below for intangible assets that are or were subject to amortization and intangible assets that were not subject to amortization.

Intangible assets subject to amortization as of September 30, 2004 and related changes during fiscal 2004 and 2003 were as follows:



                           September 30,  Amortization  September 30,  Amortization September 30,
                              2002           Expense       2003           Expense       2004
                           ------------  -------------  ------------   ------------ -------------

Gross Cost                  $347,269       $     -        $347,269       $    -       $347,269
Accumulated amortization-
  based upon estimated life
  of 3 years                 115,756        115,757        231,513        115,756      347,269
                            --------       --------       --------       ----------   ---------
Net book value              $231,513       $115,757       $115,756       $115,756     $     -
                            ========       ========       ========       ==========   =========


Intangible assets subject to amortization as of September 30, 2002 and related changes during fiscal 2002 were as follows:

                                                          Additions/
                            Estimated   September 30,    Amortization                  September 30,
                               Life          2001          Expense         Disposals        2002
                            ---------    -----------      ------------    -----------   ------------
Gross Cost
   Covenant Not To Compete     2 yrs      $   300,000          -           ($300,000)(1) $         -
   Technology                  5 yrs        2,800,000          -          (2,800,000)(2)           -
   Capitalized  Software       3 yrs          444,980          -             (97,711)(3)     347,269
   Software License            5 yrs        1,028,890          -          (1,028,890)(3)           -
                                          -------------   ----------     ------------     ----------
                                          $ 4,573,870          -         $(4,226,601)     $  347,269
                                          =============   ==========     ============     ==========
Accumulated Amortization
   Covenant Not To Compete                $   237,500      $ 62,500      $  (300,000)(1)           -
   Technology                                 466,664       349,998         (816,662)(2)           -
   Capitalized Software                        24,426       132,040          (40,710)(3)  $  115,756
   Software License                           222,924       154,332         (377,256)(3)           -
                                            ---------    ----------       -----------    -----------
                                          $   951,514      $698,870(4)   $(1,534,628)     $  115,756
                                          =============  ==========      ============     ==========
Net Book Value
   Covenant Not To Compete                $    62,500     $ (62,500)     $      -                  -
   Technology                               2,333,336      (349,998)      (1,983,338)(2)           -
   Capitalized  Software                      420,554      (132,040)         (57,001)(3)  $  231,513
   Software License                           805,966      (154,332)        (651,634)(3)           -
                                            ---------     ---------      ------------        -------
                                          $ 3,622,356    ($ 698,870)(4)  ($2,691,973)      $ 231,513
                                          ===========   ===========     =============      =========

(1)   The  covenant not to compete  became fully  amortized in February of 2002.
(2)   The technology  intangible  asset was sold in April 2002.
(3)   The software  license and certain  capitalized  software were sold in June
      2002.
(4)   Includes $281,708 of impairment charges.

Intangible assets not subject to amortization as of September 30, 2002 and the related changes during 2002 were are follows:


                              September 30,     Additions/                             September 30,
                                   2001      Foreign  Exchange      Reductions             2002
                             --------------  -----------------    -------------         -----------
   Cost
     Goodwill                $  27,487,656      $1,571,266(6)    $(29,058,922)(5)(7)(8)           -
     Acquired Workforce            600,000               -           (600,000)(5)                 -
                             -------------    -------------       ------------           ----------
                             $  28,087,656      $1,571,266       $(29,658,922)                    -
                             =============    =============       ============

   Accumulated Amortization
     Goodwill                $   2,859,871                       $ (2,859,871)(5)(8)              -
     Acquired Workforce             80,000                            (80,000)(5)                 -
                             -------------                        -------------          ----------
                             $   2,939,871                       $ (2,939,871)                    -
                             =============                       ==============
   Carrying Value
     Goodwill                $  24,627,785      $1,571,266(6)    $(26,199,051)(5)(7)(8)           -
     Acquired Workforce            520,000              -            (520,000)(5)                 -
                              ------------      ----------       -------------           -----------
                              $ 25,147,785      $1,571,266       $(26,719,051)           $         -
                              ============      ==========       =============           ===========


(5) Goodwill of approximately $3,000,000 and acquired workforce related to the Transcape acquisition were written off in connection with its sale in April 2002.

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

5. INVENTORIES
Inventories consist of the following:
                                            September 30,
                                          2004          2003
                                       ----------    ----------
  Raw materials                         $308,844      $537,337
  Work in process                         59,242             0
                                        --------     ----------
  Totals                                $368,086      $537,337
                                        ========     ==========

Total inventories were net of valuation allowances of $50,504 at both September 30, 2004 and 2003.

At September 30, 2004 and 2003, inventories of the European operations in liquidation amounted to approximately $652,053 and $609,000 at September 30, 2004 and 2003, respectively, and are presented on the balance sheet in net liabilities associated with subsidiaries in liquidation.

6. EQUIPMENT AND IMPROVEMENTS

                                                     September 30,
                                                   2004       2003
                                                ---------   ---------
     Office furniture and equipment              $728,568   $ 728,568
     Computer equipment                           540,785     538,349
     Other equipment                              123,484     123,484
                                                ---------   ---------
     Totals                                     1,392,837   1,390,401

     Accumulated depreciation and amortization (1,359,089) (1,320,152)
                                                ---------   ---------

     Net equipment and improvements               $33,748   $  70,249
                                                =========   =========
7. OTHER ASSETS

Other assets consist of the following:

                                    September 30,
                                2004             2003
                              --------         --------
Security deposits             $111,273         $111,273
                              --------          -------
                      Totals  $111,273         $111,273
                              ========          =======
8. BANK LINES OF CREDIT

The Company had several foreign lines of credit, which allowed it to borrow in the applicable local currency. These lines of credit were concentrated in Germany, Italy and the United Kingdom. The Company's lines of credit generally were collateralized by the accounts receivable of the borrowing subsidiary. None of these lines of credit were available as of September 30, 2003 as the subsidiaries have either been sold or placed in liquidation (See Note 2). Amounts outstanding at September 30, 2004 are classified in net liabilities associated with subsidiaries in liquidation.

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

In February 2002, the Company and Laurus amended and restated the convertible note payable and entered into a Senior Credit Facility with a maximum borrowing availability of $2,405,000 and a maturity date of November 30, 2003. The borrowings under this facility were collateralized by all of the North American accounts receivable of the Company and by all of the tangible and intangible assets of the Company and its North American subsidiaries and a subordinated lien on certain operating assets. Interest accrued on the outstanding balance at 1.67% per month and the Company paid a management fee equal to 1.5% of all purchased invoices under the Accounts Receivable Purchase Agreement. As of September 30, 2002, there was an outstanding balance of $145,736 under the Laurus Senior Credit Facility. In December 2002, the Company repaid the remaining balance and terminated the agreement.

In connection with the original agreement, the Company also issued options to purchase 180,000 of the Company's Common Stock at $1.284 per share to the lender valued at $162,000 (See Note 14). Due to an imbedded beneficial conversion feature, the Company incurred a non-cash interest charge of approximately $1,200,000 in November 2001, which included the value of the options. The cash transaction costs of $219,000 associated with the closing of these transactions were included in other assets as deferred financing costs, and were being amortized to interest expense over the original term of the facility. However as a result of the agreement to terminate the facility, the remaining balance of the deferred financing costs was charged to expense in the fourth quarter of fiscal 2002.

 10. NOTES PAYABLE TO UNRELATED PARTIES

Notes payable to unrelated parties consist of past due notes payable to the following:

                                              September 30,
                                          2004          2003
                                       ---------    -----------
  Renaissance  Software, Inc.         $1,227,500     $1,227,500
  Divisions of Genicom International           -        375,000
  Aryeh Trust                                  -        266,736
                                        --------     ----------
                                      $1,227,500     $1,869,236
                                       =========     ==========

The Company issued approximately $1,500,000 in promissory notes payable, bearing interest at 8%, in connection with the purchase of Renaissance Software, Inc. ("Renaissance") in fiscal 2000 which were originally due on June 30, 2001. On August 9, 2001, the Company renegotiated the terms of these notes and, in return for 147,000 shares of stock (with a fair market value of approximately $162,000) the notes became payable as follows: $250,000 was due on August 15, 2001, and the remaining balance, plus accrued interest from June 30, 2001, was due on September 30, 2001. The Company paid the August 15, 2001 installment and, has not paid the remaining past due balance as of December 10, 2004.

In connection with the purchase of the assets and business of three former European service and maintenance divisions of Genicom International in October 2000, the Company paid approximately $2,000,000 in cash at closing and agreed to make a deferred cash payment of $500,000 that was due on September 1, 2001. The Company paid $125,000 in December 2001 and had not paid the remaining $375,000 balance as of September 30, 2003. On March 3, 2004, the action was settled for the sum of $125,000 which was paid on April 30, 2004. The gain of $250,000 is included in other income in fiscal 2004.

In December 2002, Vertex, through XeQute PLC, closed a $500,000 Bridge Loan arranged by CSS whereby it borrowed $250,000 from both Aryeh Trust, an unrelated party, and Midmark, a related party. The terms of the Bridge Loan are described in Note 11. This Bridge Loan had been repaid in full in May, 2004.

In connection with an acquisition in September 2001, the Company assumed certain notes payable to banks and other entities. These notes payable had an aggregate balance of $435,000 at September 30, 2001. Approximately $90,000 of these notes were settled through the issuance of 68,933 shares of Vertex common stock and the balance was paid in cash in fiscal 2001.

On February 1, 2002, the Company closed on a $1,000,000 promissory note with Pitney Bowes, which was payable on demand after February 15, 2002, with interest at 12%. This note was collateralized by first or subordinated liens on all of the tangible and intangible property of the Company. In April 2002, this note was cancelled in connection with the Company's sale of source code, documentation and all related rights to the TMS product line to Pitney Bowes.

11. CONVERTIBLE NOTES PAYABLE - UNRELATED PARTIES

Non-current convertible notes payable to unrelated parties, net of unamortized debt discount of $2,549,724 at September 30, 2004 arose from loans under a Securities Purchase Agreement with four accredited investors on April 28, 2004 for the private placement (the "Private Placement") of (i) $3,000,000 in convertible notes (the "Convertible Notes") and (ii) warrants (the "Warrants") to purchase 3,000,000 shares of our common stock. The investors were obligated to provide us with an aggregate of $3,000,000 as follows: $1,500,000 which was provided to us on April 28, 2004; $750,000 which was provided to us on May 28, 2004 ; and $750,000 was provided to us on August 12, 2004.

The Convertible Notes bear interest at 10% and mature two years from the date of issuance. At the investors' option, 50% of the Convertible Notes will be convertible into our common stock at the lower of $0.30 or 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date and the other 50% of the Convertible Notes will be convertible into our common stock at the lower of $0.30 or 55% of the same average over the same trading period. The full principal amount of the Convertible Notes would become due upon any default under the terms of the Convertible Notes. The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.11 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The Company allocated proceeds of $427,500 to the fair value of the warrants and the remaining $2,572,500 to the fair value of the Convertible Notes. Based on the excess of the aggregate fair value of the common shares that would have been issued if the Convertible Notes had been converted immediately over the proceeds allocated to the Convertible Notes, the investors received a beneficial conversion feature that had an aggregate intrinsic value of approximately $1,096,000 as of the commitment date. Accordingly, the Company recorded an increase in additional paid-in capital and debt discount of $1,524,000 in connection with the issuance of the Convertible Notes and warrants, of which $1,171,000 was amortized to interest expense during the year ended September 30, 2004.

A portion of the proceeds of the Private Placement was used to repay the balance of the $294,400 note payable to Aryeh Trust.

During August and September 2004, the Company issued 1,754,384 common shares upon the conversion of 10% Convertible Notes with an approximate principal balance of $98,000 at conversion prices of $0.054 and $0.055 per share. In addition, during the period from October 1, 2004 to December 10, 2004, the Company issued 10,368,424 common shares upon the conversion of 10% Convertible Notes with an approximate principal balance of $313,000 at conversion prices ranging from $0.02 to $0.04 per share.

12. RELATED PARTY TRANSACTIONS

NOTES AND CONVERTIBLE NOTES PAYABLE

Notes and convertible notes payable to related parties at September 30, 2003 consisted of past due or demand notes payable to Midmark as follows:

                                        September 30,
                                     2004           2003
                                     ----           ----
10% convertible notes            $       -      $ 1,814,324
Convertible loan note                    -          480,000
Demand notes                             -        3,701,900
Grid note                                -          143,948
Bridge loan                              -          250,000
                                 -----------  -------------
                                 $       -      $ 6,390,172
                                 ===========  =============

Midmark is a shareholder of the Company and has the ability to purchase a majority interest in the Company through the conversion of convertible preferred stock and the exercise of warrants (see Note 14). Certain Midmark Managing Directors have served as directors of the Company. In June 2001, November 2001 and again in January 2002, the Company issued in the aggregate $5,500,000 of convertible notes payable to Midmark. These notes were to automatically convert into shares of Vertex common stock on the day that the Company obtained the requisite shareholder approval for the issuance of shares upon conversion to Midmark. In the event that shareholder approval was not obtained by September 30, 2003, the principal amount plus any accrued interest (at the prime rate) would become immediately due and payable. The notes were to convert, subject to future events, into (i) Vertex common stock at a future market price no higher than $1.31 per share or (ii) 5,500 shares of Series "C" Preferred Stock, which were convertible into 6,545,000 common shares at $0.84 per share. The Company was required to register the underlying common shares. In the event of a shareholder rejection, or prepayment prior to shareholder approval, the interest rate on the notes would have increased retroactively to 14%.

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

In November 2001, the Company issued $3,000,000 of 10% convertible notes payable, with an original maturity date of September 30, 2003, to Midmark that would have been convertible into 3,000 shares of Vertex Series "C" Preferred Stock at the option of Midmark on the day that the Company obtained the requisite shareholder approval for the issuance of Series "C" Preferred Stock upon conversion to Midmark. Midmark could have converted the Series "C" Preferred Shares into 3,570,026 shares of Vertex common stock at $0.84 per share. The Company was required to register the underlying common shares. In the event of a shareholder rejection, or prepayment prior to shareholder approval, the interest rate on the notes would have increased retroactively to 14%. On August 9, 2002, the remaining principal balance of $4,718,717 of the convertible notes and $1,185,176 of the $3,000,000 of 10% convertible notes were fully settled in connection with the sale of the Company's French based advanced planning software business to Midmark. The remaining $1,814,324 of past due 10% convertible notes payable at September 30, 2003 and 2002 were collateralized by all tangible and intangible property of the Company, except that the holders had executed in favor of certain senior lenders a subordination of their right of payment under the convertible notes and the priority of any liens on certain assets, primarily accounts receivable.

In December 2002, XeQute received an additional $480,000 from Midmark under a Convertible Loan Note with terms similar to the 10% convertible note payable described above. The Convertible Loan Note would have automatically converted into Non-Voting Shares of XeQute PLC at $0.672 per share when a minimum subscription of $480,000 of a proposed but now aborted Private Placement had been reached.

The conversion rates of all of the above Midmark notes were subject to certain antidilution provisions.

The Company borrowed an additional $2,588,900 during the year ended September 30, 2002, and an additional $1,113,000 (including $425,000 restricted for usage on XeQute obligations) during the year ended September 30, 2003, from Midmark under nonconvertible notes that were payable on demand, bore interest at 10% per annum and were secured by the same collateral in which the Company previously granted a security interest to Midmark under the agreement related to the convertible notes payable described above.

During October, 2002, Vertex also executed a Grid Note which provided for up to $1,000,000 of availability from Midmark, This note was to be funded by the proceeds, if any, from the sale of any shares of Vertex common stock held by Midmark. This note was payable on demand, carried interest at the rate of 10% per annum and was secured by the same collateral in which the Company previously granted a security interest to Midmark under an agreement related to the convertible notes payable described above. In consideration of Midmark providing this facility, the Company agreed to issue warrants to purchase a number of unregistered shares equal to 120% of the number of tradeable shares sold by Midmark to fund such note, at a purchase price per share equal to 80% of the price per share realized in the sale of shares to fund the Grid Note. As of September 1, 2004, the Company had borrowed $281,287 under this arrangement, of which $143,900 had been borrowed as of September 30, 2003.

As a result of the borrowings through September 1, 2004, the Company was obligated to issue to Midmark warrants to purchase 5,569,980 shares of common stock at an exercise price of $0.05 per share. The aggregate estimated fair value of the warrants at the respective dates of issuance was $54,000, which was determined using the Black-Scholes option pricing model and recorded as a charge to interest expense with an offsetting increase in additional paid-in capital, during the year ended September 30, 2004. In applying the Black-Scholes option pricing model, the Company used the following assumptions: expected dividend yield - 0%; expected stock price volatility - 142%; risk free interest rate - 3.50%; and expected life of the warrants - three months.

In December 2002, Vertex, through XeQute PLC, closed a $500,000 Bridge Loan arranged by CSS whereby it borrowed $250,000 from both Midmark and Aryeh Trust, an unrelated party. The Bridge Loans were to be repaid with proceeds from a proposed private placement funding. The Bridge Loans matured on June 9, 2003. The Company agreed to continue paying interest at the original rate of 3% per month, with the principal to be repaid when funds became available. The Bridge Loans were secured by a first security interest in all of the assets of XeQute. The lenders were each granted warrants to purchase shares of XeQute PLC as part of the consideration for this loan. The interest charge relating to the fair value of these warrants was not material and was recognized over the original term of the Loan. Upon the receipt of the minimum subscription amount for a private placement by XeQute PLC, Midmark had agreed to relinquish its security interest in the assets of XeQute, in exchange for warrants to purchase 250,000 common shares of XeQute PLC which were then owned by Vertex. Midmark had agreed that it would vote any shares which it acquired through the exercise of the warrant in accordance with the directions of Vertex. However, it was to retain its security interest in the shares of XeQute PLC owned by Vertex and in all of the assets of Vertex. The loan from Areyh Trust was repaid in April 2004 (see
Note 10).

On September 27, 2004, we completed the terms and conditions of an Investment Restructuring Agreement that we entered into on May 26, 2004 with six accredited investors: MidMark Capital L.P., MidMark Capital II, L.P., Paine Webber Custodian F/B/O Wayne Clevenger, Joseph Robinson, O'Brien Ltd. Partnership and Matthew Finlay and Teresa Finlay JTWROS, who are also our principal stockholders.

As further explained in Note 14, on June 25, 2004, as part of the Investment Restructuring Agreement, we exchanged Series C preferred stock for newly authorized Series C-1 convertible preferred stock on a 1:1 basis. On September 27, 2004, we issued 7,615 shares of newly authorized Series D convertible preferred stock to MidMark Capital, L.P. in exchange for $7,614,708 of debt, including accrued interest, owed by our subsidiaries and us to MidMark Capital II, L.P. In addition, on September 27, 2004, we issued 5,569,980 shares of common stock to MidMark Capital, L.P. upon exercise of warrants by MidMark Capital, L.P. The exercise price for the warrants was exchanged for the retirement of $315,309 in debt owed by us to MidMark Capital, L.P. As well, on September 27, 2004, we issued 240,000 shares of common stock to MidMark Capital II, L.P. upon exercise of warrants by MidMark Capital II, L.P. The exercise price for the warrants was exchanged for the retirement of $2,400 in debt owed by us to MidMark Capital II, L.P.

Vertex provided registration rights to MidMark with respect to any unregistered shares of common stock of Vertex. In furtherance of this, MidMark has, under the terms of a customary lock-up agreement, agreed not to sell any shares of common stock until the earlier of (x) August 9, 2005 or (y) the sale by the Private Placement investors of common stock which in the aggregate exceeds two thirds (as determined by value) of the common stock received by the Private Placement investors in connection with the exercise of their conversion rights under the Convertible Notes (see Note 11).

In July 2001, the Company issued a $359,375 convertible note payable to PARTAS AG, which was owned by one of its Directors. This note was to automatically convert into 250,000 shares of Vertex common stock on the day that the Company obtained the requisite shareholder approval for the issuance of shares to PARTAS AG. Since shareholder approval was not obtained by February 22, 2002, the principal amount plus the accrued interest (at prime rate) became immediately due and payable. On July 31, 2002 this convertible note payable was fully settled with the sale of the German point solutions business to PARTAS AG.

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

However, in June 2003, XeQute and Core mutually agreed to rescind this agreement and renegotiate a non-exclusive marketing agreement, which had not been finalized as of December 10, 2004.

13. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities consist of the following:

                                                   September 30,
                                                 2004         2003
                                              ----------   ----------
  Professional fees                           $  382,631   $1,088,055
  Remaining obligations on terminated leases 1,436,676 1,402,984 Sales and other taxes, excluding income
   and payroll                                    53,582       57,379
  Income taxes                                   270,863      270,863
  Accrued interest                               336,506    1,238,936
  Other                                        1,269,427      812,542
                                              ----------   ----------
                                              $3,749,685   $4,870,759
                                              ==========   ==========

14. STOCKHOLDERS' DEFICIENCY

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

Also in January 2002, the Company granted options to purchase an aggregate 1,800,000 shares of common stock at $0.80 per share in connection with the settlement of certain litigation. Such options had a fair value of approximately $1,440,000. The Company also placed an equivalent number of common shares into escrow to be available upon exercise of these options. Of the 1,800,000 shares placed into escrow, 1,500,000 were unregistered shares. The settlement agreement also required the Company to register these shares by April 30, 2002, or an additional monthly cash payment would be required until the shares are registered. The Company has not registered these shares and has not made additional monthly cash payments and, as part of the settlement agreement, three consent judgments have been entered against Vertex (see Note 17 - Settled Litigation).

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

In July 2002, the Company issued 410,304 shares to its 401k Retirement Plan (see
Note 15) in satisfaction of its calendar 2001 matching contribution obligation of approximately $380,000. In addition, to enable the Plan to fund certain withdrawal requests, the Company purchased 47,657 shares from the Plan at a cost of $22,071 and put them into treasury.

In May 2003 the Company issued 1,000,000 common shares, which had a fair market value of approximately $40,000, to an investment advisor to assist in the Company's fund raising efforts.

Effective July 31, 2003, the Company completed the sale of 10,000,000 shares of its common stock, which had a fair market value at that time of approximately $400,000, to American Marketing Complex, Inc. ("AMC"). Payment for this purchase by AMC was in the form of cash equivalent trade credits with a face value of $4,000,000, which the Company can use or sell to others for the purchase of merchandise and services. The face value is not necessarily indicative of the ultimate fair value or settlement value of the trade credits. Any trade credits not utilized by June 30, 2008 shall expire, unless the Company exercises an option to extend the agreement for one year. The trade credits were valued at the fair market value of the shares issued by the Company of $400,000 and classified as unearned income, which is a separate component of stockholders' deficiency in the accompanying consolidated balance sheets as of September 30, 2003. The unearned credits were to be offset as the trade credits were used.

In addition, the Company agreed to loan AMC $150,000 of which $10,000 was delivered at closing; $40,000 was delivered in August 2003; $50,000 was to be delivered by September 10, 2003 and $50,000 was to be delivered by October 10, 2003. The Company did not make the September or October payments. This loan will be repaid exclusively from funds received from the sale by AMC of its 10,000,000 shares of the Company's Common Stock. The Company was required to, but did not, register these shares within six months of the closing. In 2004, AMC declared that the Company is in default. The Company is in negotiations for the termination of this agreement with AMC. Hence, during 2004, the Company wrote off the balance of unearned income and recorded a charge of $400,000 in the statement of operations.

In addition, the Company issued 5,809,980 shares of common stock on June 25, 2004 upon exercise of warrants (see Note 12) and 1,754,384 shares of common stock in August and September 2004 upon the conversion of 10% Convertible Notes (see Note 11).

On September 21, 2004, the Company increased the common shares authorized from 75,000,000 to 400,000,000.

Shares Issued for Services

In July, 2004, the Company issued 350,000 shares of common stock with a fair value of $14,000 for consulting services rendered.

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

Series "C", Series "C-1" and Series "D"

In March 2002, the Company issued 997 shares of Series "C" Convertible Preferred Stock to Midmark upon conversion of approximately $997,000 of convertible notes payable and accrued interest (See Note 12). Each outstanding share of Series "C" Preferred was convertible at any time into 1,190 shares of common stock at a price of $0.84 per share. The Company was required to register all of the common shares issuable on conversion of the Series "C" Preferred Stock.

On June 25, 2004, in connection with the Investment Restructuring Agreement, the holders of Series C convertible preferred stock exchanged their Series C convertible preferred stock for Series C-1 convertible preferred stock on a 1:1 basis. The Series C-1 preferred stock was recorded at $997,000 which was the carrying value of the Series C preferred stock and the aggregate liquidation value of the Series C-1 preferred stock.

In September 2004, the Company issued 7,615 shares of Series "D" convertible preferred stock to Midmark upon conversion of approximately $7,615,000 of convertible and demand notes payable and accrued interest (See Note 12). The Series D preferred stock was recorded at approximately $7,615,000 which was the carrying value of the notes and accrued interest payable and the aggregate liquidation value of the Series D preferred stock.

Vertex and Midmark also entered into a Redemption Agreement providing for the redemption of a number of shares of Series D preferred stock with a value of $504,713 based on the per share liquidation value of the Series D preferred stock upon the earlier of (x) December 31, 2004, or (y) the receipt by Vertex of a tax refund which was expected in the fourth quarter of calendar year 2004. Accordingly, a total of 504 shares of Series D preferred stock with an aggregate liquidation value of $504,713 was included in current liabilities as mandatory redeemable Series D preferred stock in the accompanying consolidated balance sheet as of September 30, 2004. As of December 10, 2004, Vertex had not made the payment.

Each share of Series C-1 and Series D preferred stock is convertible into $1,000 worth of our common stock, at the selling stockholders' option, at the lower of
(i) $0.30 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. Accordingly, there is in fact no limit on the number of shares into which the Series C-1 and Series D preferred stock may be converted. As of September 27, 2004, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.07 and, therefore, the conversion price for the Series C-1 and Series D preferred stock was $.042. Based on this conversion price, 997 shares of Series C-1 preferred stock and 7,615 shares of Series D preferred stock (including the 504 shares classified as subject to mandatory redemption) were convertible into 205,040,666 shares of common stock.

Based on the excess of the aggregate fair value of the common shares that would have been issued if the Series C-1 and Series D preferred stock had been converted immediately over the aggregate carrying value of the Series C-1 and Series D preferred stock the investors received a beneficial conversion feature that had an aggregate intrinsic value of approximately $3,445,000 as of the commitment date. Accordingly, the Company recorded a charge for the preferred stock beneficial conversion feature in the accompanying 2004 consolidated statement of operations resulting in an increase in the loss applicable to common stock.

Voting Rights and Dividends

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

The following table summarizes the common stock options granted, cancelled or exercised under the Plan:

                              2004                 2003                 2002
                       ------------------   -------------------   ------------------
                       Common   Weighted    Common    Weighted    Common    Weighted
                       Stock     Average     Stock    Average      Stock    Average
                      Options   Exercise    Options   Exercise    Options   Exercise
                                  Price                Price                 Price
                      --------  --------    -------   --------    -------   --------
  Outstanding at
   beginning of year  1,828,000   $3.14    3,269,000    $3.72    4,691,100   $4.81
  Granted                                          -             2,141,168     .66
  Exercised                                        -            (1,676,168)   (.60)
  Cancelled            (637,500)   5.59   (1,441,000)    4.04   (1,887,100)  (5.73)
                     -----------           ---------             ---------
  Outstanding at
   end of year        1,190,500    2.49    1,828,000     3.37    3,269,000   $3.72
                      =========            =========             =========

  Exercisable at
   end of year        1,008,500    2.5     1,359,500     3.14    1,645,200   $3.59
                      =========            =========             =========
  Weighted average
   fair value of
   options granted
   during the year                 $ -                   $ -                 $ .58

The following table summarizes information on stock options outstanding under the Plan at September 30, 2004:

                           Options Outstanding                Options Exercisable
                     ---------------------------------       ----------------------
                       Options                Weighted
                     Outstanding  Weighted    Average       Options        Weighted
                         at       Average     Remaining     Exercisable    Average
  Range of Exercise  September    Exercise    Contractual  at September   Exercise
      Prices         30, 2004      Price      Life          30, 2004       Price
------------------   ---------    --------    ----------    -----------    -------
  $.27 to $1.50       740,000    $  .97         6.79        620,000        $ .94
  1.51 to 2.25         43,500      1.77         3.39         37,500         1.81
  2.26 to 3.40         90,000      2.42         6.61         54,000         2.42
  3.41 to 5.00        212,000      3.85         4.44        210,000         3.85
  5.01 to 7.65            -          -            -             -             -
  7.66 to 11.50        50,000      8.70         6.27         43,000         8.69
  11.51 to 15.88       55,000     12.69         5.51         44,000        12.69
                      -------                              --------
                    1,190,500      2.49                   1,008,500         2.50
                    =========                             =========

In September 2004, the Board approved the 2004 Incentive Stock Option Plan (the "2004 Plan") pending stockholders' approval that provides for the granting of options to employees, directors and consultants to purchase shares of the Company's common stock. The number of shares available for issuance under the 2004 Plan is 10,000,000. Options granted under the Plan generally vest over five years and expire after ten years. The exercise price per share may not be less than the fair market value of the stock on the date the option is granted. Options granted to persons owning more than 10% of the voting shares of the Company may not have a term of more than five years and may not be granted at less than 110% of fair market value. As of September 30, 2004, no shares were issued from the 2004 Plan.

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

The following table summarizes common stock options granted, cancelled and exercised in addition to those in the Plan:

                                2004                  2003                 2002
                         -------------------  --------------------  -------------------
                                  Weighted              Weighted             Weighted
                        Common    Average     Common    Average     Common   Average
                        Stock     Exercise    Stock     Exercise    Stock    Exercise
                        Options   Price       Options   Price       Options  Price
                        -------   --------    -------   --------    -------  ---------
  Outstanding at
   beginning of year   5,890,556    $3.45    6,130,673    $3.37     4,572,392    $4.31
  Granted                                          -                1,680,000      .85
  Cancelled             (272,542)    7.67     (240,117)    1.32      (148,719)   (3.63)
                       ----------            ----------             ----------
  Outstanding at
   end of year         5,618,014     3.24    5,890,556     3.45     6,103,673    $3.37
                       =========             ==========             ==========

  Options exercisable  5,616,014             5,769,106    $3.33     5,937,673    $3.21
                       ==========           ==========             ==========


Registration Requirements

The Company is obligated to register under the Securities Act of 1933 certain common shares issued or issuable in connection with acquisition agreements, private placements, the exercise of options and warrants and the conversion of notes payable and preferred stock. At September 30, 2004, the Company was obligated to but had been unable to register approximately 12,646,000 common shares then outstanding. The Company intends to register the shares as soon as possible.

Warrants Issued with Convertible Notes Payable - Unrelated Parties

As of September 30, 2004, the Company had issued 3,000,000 warrants for the purchase of shares of its common stock in connection with raising $3,000,000 through convertible notes payable (see Note 11). The warrants are exercisable until five years from the date of issuance at a purchase price of $0.11 per share. All of these warrants were outstanding as of September 30, 2004.

Warrants Issued by XeQute PLC

As of December 31, 2003, XeQute PLC had issued warrants for the purchase of shares of its common stock to Midmark, Aryeh Trust and CSS in connection with certain financing agreements. The total of the fair value of the warrants at the respective dates of issuance was not material. If all of the warrants had been exercised as of September 30, 2003, the Company's ownership interest in XeQute PLC would have decreased from 100% to approximately 90%. During fiscal 2004, the warrants issued to Midmark were converted into common shares (see Note 12).

Shares Issued Subsequent to September 30, 2004

During the period from October 1, 2004 to December 10, 2004, in addition to shares issued upon conversion of 10% convertible notes (see Note 11), the Company issued 1,500,000 shares for various consulting and professional services rendered and 3,034,404 shares for accrued directors' fees.

15. RETIREMENT PLANS

The Company and certain of its subsidiaries maintain a 401(k) retirement plan, which is a defined contribution plan covering substantially all employees in the United States. During fiscal 2001, all subsidiary plans were merged into the Company's plan. Eligible employees can contribute up to 17% of their compensation not to exceed Internal Revenue Code limits. In fiscal 2001, the Company amended its plan to require matching contributions of 50% of the employees' contribution up to 3% of gross pay. The Company's contribution will be funded after each calendar year end in either cash or in Vertex stock, at the Company's option. Prior to fiscal 2001, the various plans provided for matching contributions based on management's discretion. The Company accrued contributions for the years ended September 30, 2004, 2003 and 2002 of approximately $59,000, $80,000 and $202,000, respectively. As explained in Note 14, the Company funded its required matching contribution for the calendar year ended December 31, 2001 through the issuance of 410,304 common shares.

During October 2004, the Company issued 1,951,452 shares to the plan to fund its required contributions for the calendar years ended December 31, 2002 and 2003.

16. INCOME TAXES

The components of the income tax provision included in the accompanying consolidated statements of operations for the years ended September 30, 2004, 2003 and 2002 consist of the following:

                                2004       2003      2002
                               --------   ------   --------
Current:
  Federal                      $     --   $   --   $     --
  Foreign                            --       --    134,473
  State                           1,735       --        370
                               --------   ------   --------
  Total Current                   1,735       --    134,843
                               --------   ------   --------
Deferred:
  Federal                            --       --         --
  Foreign                            --       --         --
  State                              --       --         --
                               --------   ------   --------
  Total Deferred                     --       --         --
                               --------   ------   --------
  Total income tax provision   $  1,735   $   --   $134,843
                               ========   ======   ========

The net deferred tax assets in the accompanying consolidated balance sheets as of September 30, 2004 and 2003 consist of temporary differences related to the following:

                                            September 30,
                                    ----------------------------
                                        2004            2003
                                    ------------    ------------
Deferred tax assets:
 Allowance for doubtful accounts    $    196,234    $    196,234
 Inventory                               179,155         179,155
 Net operating loss carryforwards     22,649,800      21,695,108
 Capital loss carryforwards            1,850,296       1,850,296
 Accrued expenses                      1,059,067       1,055,638
                                    ------------    ------------
Total deferred tax assets             25,934,552      24,976,431
                                    ------------    ------------
Deferred tax liabilities:
 Depreciation                            (18,633)        (18,633)
 Capitalized software costs                   --         (49,775)
                                    ------------    ------------
Total deferred tax liabilities           (18,633)        (68,408)
                                    ------------    ------------
Valuation allowance                  (25,915,919)    (24,908,023)
                                    ------------    ------------
Net deferred tax assets             $         --    $         --
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

A valuation allowance on the net deferred tax assets has been provided based on the Company's assessment of its ability to realize such assets in the future. For the years ended September 30, 2004, 2003 and 2002 the valuation allowance for net deferred tax assets increased by $1,007,896, $1,206,957 and $10,359,502, respectively, as a result of net changes in temporary differences.

The Company  believes that as of September  30, 1999, an ownership  change under
Section 382 of the Internal Revenue Code occurred. The effect of the ownership change would be the imposition of annual limitations on the use of the net operating loss carryforwards attributable to the periods before the change.

At September 30, 2004, the net operating loss carryforwards available to offset future taxable income consist of approximately $55,200,000 in Federal net operating losses, which will expire in various amounts through 2023, and state net operating losses of approximately $43,100,000 which will expire in various amounts through 2010. These net operating losses also may be limited due to ownership changes, the effect of which has not yet been determined by the Company. Total net operating losses available in foreign jurisdictions are approximately $3,800,000, none of which relate to periods prior to the acquisition of certain subsidiaries by Vertex. No pre-acquisition net operating losses were utilized during fiscal 2004, 2003 and 2002. Based on the fact that the remaining European subsidiaries are in liquidation, the Company does not anticipate utilizing the European net operating losses. The capital loss carryforward at September 30, 2004 of $4,600,000 has no expiration date, but utilization is limited to the extent of capital gains generated by the Company.

The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or tax benefits. The Company was permitted to sell tax benefits in the amount of $518,000. On December 17, 2004, the Company received approximately $456,000 from the sale of the $518,000 of tax benefits which will be recognized as a tax benefit in the first quarter of fiscal 2005.

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                     2004        2003         2002
                                    -------     --------    -------

  Statutory rate                     34.0%        34.0%       34.0 %
  Effect of:
   Valuation allowances             (34.0)       (34.0)      (23.2)
   Permanent differences                -            -       (10.8)
   State income taxes, net              -            -        (0.3)
                                    -------     --------    -------
  Effective income tax rate            0%           0%        (0.3%)
                                    =======     ========    ========

For 2002, the primary permanent differences relate to the impairment and amortization of goodwill and the in-process research and development write-off which are not deductible for tax purposes.

There are no undistributed earnings of the Company's foreign subsidiaries at September 30, 2004 and 2003. In the event of a distribution of foreign earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

17. COMMITMENTS AND CONTINGENT LIABILITIES

Leases

The Company and its subsidiaries lease office facilities and certain office equipment under operating leases that expire at various dates through 2008.

Rent expense for the years ended September 30, 2004, 2003 and 2002 was approximately $200,000, $275,000 and $2,300,000, respectively.

During the year ended September 30, 2002, the Company sold and closed down various businesses. In connection with these dispositions of non-core businesses, the Company abandoned certain facilities and terminated leases at a cost of approximately $1,100,000. As a result of these sales and the accrual of the remaining terminated lease obligations, the minimum lease payments (including common area maintenance charges) under non-cancellable operating leases as of September 30, 2004, that have initial or remaining terms in excess of one year are as follows:


                                 2005   $176,000
                                 2006    181,625
                                 2007    183,500
                                 2008     65,208
                                        --------
                                        $606,333
                                        ========

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

a) On or about March 22, 2004, an action against Vertex and its subsidiary Renaissance Software, Inc. was commenced in New York State Supreme Court, Nassau County, captioned Great Oak LLC vs. Vertex Interactive, Inc. et. al. The action, which demands $327,676, alleges two months rent totaling $23,737 and an early termination fee of $303,929 to be due Great Oak LLC, the landlord of premises leased to Renaissance Software LLC. Vertex is vigorously defending the action.

b) On April 16, 2003, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, entitled Bautista v. Vertex Interactive, Inc and Renaissance Software, Inc. The action, which demands $394,000, was brought by a former employee claiming breach of his employment agreement. On March 29, 2004, a judgment was granted against the Company in the amount of $350,482. However given the Company's current cash position, the judgment has not beed paid.

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

d) As part of the settlement entered into between the Company and three former principals of a company acquired by Vertex in 2000, consent judgments in the amount of approximately $1,000,000 each were entered against Vertex on July 19, 2002. The incremental liability has been included in other expense (provision for litigation) for the year ended September 30, 2003. The Company is currently negotiating with the former owners to accept forms of payment other than cash. However, there can be no assurance that a non-cash settlement will be concluded. In July 2002, the former owners obtained a court levy upon several of the Company's bank accounts, placing a hold on approximately $70,000 of the Company's funds. The Company, together with its secured lenders, objected to the turnover of these funds; however a turnover order was granted by the court in October 2002. However, given the Company's current cash position, the judgment has not beed paid.

e) On February 9, 2003, in the matter captioned Scansource, Inc. vs. Vertex Interactive, Inc., Superior Court of New Jersey, Essex County, a judgment was granted against the Company in the amount of $142,155. The action alleged non payment by the Company for computer hardware. However, given the Company's current cash position, the judgment has not beed paid.

Settled Litigation

a) On June 25, 2003, an action was commenced in the United States District Court, District of New Jersey, entitled CPG International, N.V. vs. Vertex Interactive, Inc. The action, which demands $406,342, alleges the Company's breach of an Asset Sale and Purchase Agreement pursuant to which the Company acquired various assets related to CPG International's Service business. On March 3, 2004, the action was settled for the sum of $125,000 which was paid on April 30, 2004. The gain on settlement is included in the consolidated statement of operations for the year ended September 30, 2004.

b) On or about October 29, 2004, an action against Vertex was commenced in New York State Supreme Court, New York County, captioned NautaDutilh vs Vertex
Interactive, Inc. The action, which demands $434,189, alleges nonpayment by Vertex of attorneys' fees allegedly incurred by Vertex in connection with a potential acquisition transaction and the reorganization of Vertex's foreign business operations. In December 2004, this action was settled for $300,000 and the gain on settlement of approximately $134,000 will be recognized in the three months ended December 31, 2004.

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

In addition, a number of former employees of a California based division of Vertex had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. The Company had disputed the claims, primarily on the basis of the lack of documentation for hours worked during the period. However in July 2003, these claims were heard by the California DOL and the amounts claimed, together with interest and penalties aggregating approximately $100,000 which remain unpaid as of September 30, 2004, were granted to these former employees.

Employment Agreements and Other Commitments

The Company has employment agreements with certain key employees, which automatically renew on an annual basis, unless otherwise terminated by either party. Such agreements provide for minimum salary levels (approximately $495,000 as of September 30, 2004) as well as for incentive bonuses. As of September 30, 2004, two employees who have employment agreements, are on furlough from the Company, and are not receiving salaries while on furlough, but are receiving Company benefits, with the expectation that they can return when the Company has the financial capability for them to do so. One employee has verbally agreed to accept a lower salary until such time that the Company has the financial capability to increase their salary.

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

18. SEGMENT INFORMATION AND INTERNATIONAL OPERATIONS

The Company operates in one business segment, which is the design, development, marketing and support of supply chain management solutions.

Geographic Area Data

The following geographic information presents total revenues, gross profit and identifiable assets for the years ended September 30, 2004, 2003 and 2002 (in thousands):

                        2004        2003        2002
                      --------    --------    --------
Revenues
   North America      $  2,566    $  4,226    $ 15,495
   Europe(1)                --          --      20,640
                      --------    --------    --------
                      $  2,566    $  4,226    $ 36,135
                      ========    ========    ========
Gross Profit
   North America      $  1,279    $  2,087    $  6,813
   Europe(1)                --          --       5,428
                      --------    --------    --------
                      $  1,279    $  2,087    $ 12,241
                      ========    ========    ========
Identifiable assets
   North America      $ 17,400    $ 17,171    $ 18,436
   Europe(1)                --          --          --
   Eliminations        (15,652)    (15,652)    (15,636)
                      --------    --------    --------
                      $  1,748    $  1,519    $  2,800
                      ========    ========    ========

(1) The Company had operated throughout Europe, but principally in the United Kingdom, Germany and Italy. All European operations had either been sold or placed into liquidation (See Note 2) by September 30, 2002. Products and Services

Sales to external customers by the three significant product and service line groupings for the years ended September 30, 2004, 2003 and 2002 (in thousands) are as follows:


                                  2004      2003      2002
                                 -------   -------   -------
Point Solutions                  $     0   $     0   $15,022
Enterprise Solutions                  84       889     6,926
Service, Maintenance and Other     2,483     3,337    14,187
                                 -------   -------   -------
                                 $ 2,567   $ 4,226   $36,135
                                 =======   =======   =======

Major Customers

The Company had no customers that accounted for more than 10% of revenue for the fiscal years 2003 and 2002. In 2004, the Company had two customers that accounted for 35% of revenue.

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended September 30, 2004 and 2003:

                                Dec. 31       Mar. 31       June 30      Sept. 30
                              ------------    ------------    ------------    ------------
2004
Revenues                      $    832,270    $    517,816    $    706,208    $    510,226
Gross profit                  $    292,293    $    282,078    $    367,098    $    337,966

Net income (loss)             $   (658,200)   $   (186,634)   $    588,464    $ (1,928,622)
Weighted average shares
outstanding                     48,201,978      48,201,978      48,201,978      48,469,039

Net income (loss) per share   $      (0.01)   $      (0.00)   $       0.01    $      (0.04)


2003
Revenues                      $  1,282,136    $  1,174,553    $  1,007,793    $    761,705
Gross profit                       642,153         645,080         384,386         415,685

Net loss                          (960,090)       (863,755)       (840,071)       (986,437)
Weighted average shares
outstanding                     37,201,978      37,201,978      37,663,516      46,571,543

Net loss per share            $      (0.03)   $      (0.02)   $      (0.02)   $      (0.02)


                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

                 SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002


                                    Balance at    Additions    Deductions   Balance
                                     Beginning   Charged to       From      at End
                                      of Year      Expense      Reserves    of Year
                                      ----------  ----------   ----------  ---------
Year Ended September 30, 2004:
  Deducted from accounts receivable
    for doubtful accounts             $ 456,358    $       0  $        0   $456,358
  Deducted from inventory as
    valuation allowance               $  50,504    $       0  $        0   $ 50,504

Year Ended September 30, 2003:
  Deducted from accounts receivable
    for doubtful accounts              $ 929,030   $       0   $ 472,672   $456,358
  Deducted from inventory as
    valuation allowance                $ 271,267   $       0   $ 220,763   $ 50,504

Year Ended September 30, 2002:
  Deducted from accounts receivable
    for doubtful accounts              $ 380,568   $ 617,465   $  69,003   $929,030
  Deducted from inventory as
    valuation allowance                $  10,000   $ 261,267   $       0   $271,267