Form 10QSB
period 2004-12-31
VERTEX INTERACTIVE INC
filed 2005-02-22
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                   Form 10-QSB
                                 --------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For quarter ended December 31, 2004

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

                               Yes __X___ No _____

Common stock, par value $.005 per share: 73,760,101 shares outstanding as of February 7, 2005.

Preferred stock, Series "A", par value $.01 per share: 1,356,852 shares outstanding as of February 7, 2005.

Preferred stock, Series "B", par value $.01 per share: 1,000 shares outstanding as of February 7, 2005.

Preferred stock, Series "C-1", par value $.01 per share: 997 shares outstanding as of February 7, 2005.

Preferred stock, Series "D", par value $.01 per share: 7,615 shares outstanding as of February 7, 2005.

                                      INDEX

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
          December 31, 2004 (Unaudited) and September 30, 2004              3-4

          Condensed Consolidated Statements of Operations
          for the three months ended December 31, 2004
            and 2003 (Unaudited)                                            5

          Condensed Consolidated Statement of Changes
          in Stockholders' Deficiency for the three months
          ended December 31, 2004 (Unaudited)                               6-7

          Condensed Consolidated Statements of Cash Flows
          for the three months ended December 31, 2004
          and 2003 (Unaudited)                                              8

          Notes to Condensed Consolidated Financial
          Statements (Unaudited)                                            9-20

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     21

Item 3.   Controls and Procedures                                           29

PART II.  OTHER INFORMATION                                                 31

Item 1.   Legal Proceedings                                                 31

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       33

Item 3.   Defaults Upon Senior Securities                                   34

Item 4.   Submission of Matters to a Vote of Security
          Holders                                                           34

Item 5.   Other Information                                                 34

Item 6.   Exhibits                                                          34

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
            December 31, 2004 (Unaudited) and September 30, 2004

                                     ASSETS

                                               December 31, 2004      September 30, 2004
                                                 (Unaudited)
CURRENT ASSETS:
Cash                                              $   50,698              $  101,390
Restricted Cash - short-term                         300,000                 300,000
Accounts receivable, less
allowance for doubtful accounts of $456,358          406,178                 350,935
Inventories, net of valuation allowance              386,295                 368,086
Prepaid expenses and other current assets             43,973                  71,696
                                                  ----------              ----------
Total current assets                               1,187,144               1,192,107

Equipment and improvements, net of
accumulated depreciation and
amortization of $1,362,662 and $1,359,090             30,541                  33,748

Restricted cash - long-term                          118,750                 150,000
Deferred financing costs,
net of accumulated amortization of
$120,760 and $54,189                                 194,355                 260,926
Other assets                                         111,273                 111,273

                                                  ----------              ----------
Total assets                                      $1,642,063              $1,748,054
                                                  ==========              ==========

See notes to condensed consolidated financial statements.

          VERTEX  INTERACTIVE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

        December 31, 2004 (Unaudited) and September 30, 2004
           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Notes payable - unrelated parties                     $   1,227,500       $   1,227,500
Mandatory redeemable Series D preferred stock -
  504 shares at redemption value                            504,713             504,713
Accounts payable                                          3,518,291           3,653,751
Net liabilities associated with subsidiaries
  in liquidation                                          8,397,181           7,714,783
Payroll and related benefits accrual                      1,764,974           1,994,852
Litigation related accruals                               3,655,323           3,655,323
Other accrued expenses and liabilities                    3,580,975           3,749,685
Deferred revenue                                            340,377             354,203
                                                      -------------       -------------

Total current liabilities                                22,989,334          22,854,810
Long-term convertible notes payable -
  unrelated parties, net of
  unamortized debt discount                               2,338,662           2,549,724
                                                      -------------       -------------
Total liabilities                                        25,327,996          25,404,534
                                                      -------------       -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Series A preferred stock, par value
  $.01 per share; 2,000,000 shares authorized,
  1,356,852 shares issued and outstanding
  ($10,000,000 aggregate liquidation preference)             13,569              13,569

Series B preferred stock, par value $0.01 per
  share; 1,000 shares authorized, 1,000 shares
  issued and outstanding($1,000,000 aggregate
  liquidation preference)                                        10                  10

Series C-1 preferred stock, par value
  $0.01 per share; 10,000 shares authorized,
  997 shares issued and outstanding ($997,000
  aggregate liquidation preference)                              10                  10

Series D preferred stock, par value $0.01 per
  share; 10,000 shares authorized, 7,111 shares
  issued and outstanding (excluding 504 shares subject
  to mandatory redemption)($7,109,995 aggregate
  liquidated preference)                                         71                  71

Common stock, par value $.005 per share;
  400,000,000 shares authorized;
  73,847,813 and 56,116,342 shares issued                   369,240             280,583
Additional paid-in capital                              165,083,708         164,442,227
Accumulated deficit                                    (186,594,240)       (186,517,047)
Accumulated other comprehensive loss                     (2,491,061)         (1,808,663)
Less: Treasury stock, 87,712 shares of
  common stock (at cost)                                    (67,240)            (67,240)
                                                      -------------       -------------
Total stockholders' deficiency                          (23,685,933)        (23,656,480)
                                                      -------------       -------------

Total liabilities and stockholders' deficiency        $   1,642,063       $   1,748,054
                                                      =============       =============

See notes to condensed consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          For the Three Months
                                                           Ended December 31,
                                                     --------------------------
                                                          2004           2003
                                                     -----------     ----------

REVENUES                                             $   665,340      $ 832,270

COST OF SALES                                            249,338        539,977
                                                     -----------     ----------
GROSS PROFIT                                             416,002        292,293
                                                     -----------     ----------
OPERATING EXPENSES:

Selling and administrative                               704,898        599,440
Depreciation and
  amortization of intangibles                              3,572         43,195
                                                     -----------     ----------
Total operating expenses                                 708,470        642,635
                                                     -----------     ----------
OPERATING LOSS                                          (292,468)      (350,342)
                                                     -----------     ----------
OTHER INCOME (EXPENSE):
Interest expense                                        (282,640)      (279,271)

Gain on settlements of
  liabilities                                             29,712             --
Other                                                     13,221        (28,587)
                                                     -----------     ----------
Net other expense                                       (239,707)      (307,858)
                                                     -----------     ----------

LOSS BEFORE PROVISION (CREDIT)
  FOR INCOME TAXES                                      (532,175)      (658,200)
                                                     -----------     ----------

Provision for state income taxes                           1,881             --

Credit for sale of state tax benefits                   (456,863)            --
                                                     -----------     ----------
Net income tax credit                                   (454,982)            --
                                                     -----------     ----------
NET LOSS                                             $   (77,193)    $ (658,200)
                                                     ===========     ==========

Net loss per share of common stock:

          Basic and Diluted                                               ($.01)

Weighted Average number of shares outstanding:

          Basic and Diluted                           65,385,517     48,201,978

See notes to condensed consolidated financial statements.

                    VERTEX INTERACTIVE INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
                                   (UNAUDITED)

                                                Preferred Stock               Common Stock             Additional
                                         ---------------------------   ---------------------------      Paid-In
                                             Shares        Amount         Shares         Amount         Capital
                                         ------------   ------------   ------------   ------------    -----------
Balance September 30, 2004                  1,365,960   $     13,660     56,116,342   $    280,583   $164,442,227
Conversion of notes payable -
  unrelated parties into common stock                                    11,245,615         56,228        256,870
Common stock issued for accrued
  401(k) plan contribution and
  other liabilities                                                       5,485,856         27,429        289,611
Common stock issued in
  exchange for services                                                   1,000,000          5,000         95,000
Net loss
Change in unrealized foreign
  exchange translation gains/losses(A)                                                          --             --
                                         ------------   ------------   ------------   ------------   ------------
Balance December 31, 2004                   1,365,960   $     13,660     73,847,813   $    369,240   $165,083,708
                                         ============   ============   ============   ============   ============

(a) Comprehensive loss for the three months ended December 31, 2004 and 2003 was $759,591 and $1,360,889, respectively.

See notes to condensed consolidated financial statements.

                    VERTEX INTERACTIVE INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

                                                         Accumulated
                                                            Other
                                         Accumulated     Comprehensive      Treasury
                                           Deficit           Loss             Stock            Total
                                        -------------    -------------    -------------    -------------
Balance September 30, 2004              $(186,517,047)   $  (1,808,663)   $     (67,240)   $ (23,656,480)
Conversion of notes payable -
  unrelated parties into common stock                                                            313,098
Common stock issued for accrued
  401(k) Plan contribution
  and other liabilities                                                                          317,040
Common stock issued in exchange
  for services                                                                                   100,000

Net Loss                                      (77,193)                                           (77,193)
Change in unrealized foreign
  exchange translation
  gains/losses (A)                                            (682,398)                         (682,398)
                                        -------------    -------------    -------------    -------------
Balance December 31, 2004               $(186,594,240)   $  (2,491,061)   $     (67,240)   $ (23,685,933)
                                        =============    =============    =============    =============

(A) Comprehensive loss for the three months ended December 31, 2004 and 2003 was $759,591 and $1,360,889, respectively.

See notes to condensed consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Three Months Ended
                                                                  December 31,
                                                          --------------------------
                                                             2004            2003
                                                          ----------      ----------
Cash Flows from Operating Activities:
------------------------------------
Net loss                                                    ($77,193)      ($658,200)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                                  3,572          43,195
Common stock issued in exchange for services                 100,000
Amortization of deferred financing costs and
  debt discount                                              168,607
Charges to interest expense for warrants
issued with note  payable - related parties                                   54,000
Changes in operating assets and liabilities:
Accounts receivable, net                                     (55,243)        284,396
Inventories, net                                             (18,209)         37,500
Prepaid expenses and other current assets                     27,723         (22,439)
Restricted cash and other assets                              31,250
Accounts payable                                            (135,460)        (77,820)
Accrued expenses and other liabilities                       (81,548)        104,448
Deferred revenue                                             (13,826)        107,903
                                                          ----------      ----------
Net cash used in operating activities                        (50,327)       (127,017)

Cash Flows from Investing Activities:
-------------------------------------
Additions to equipment and improvements                         (365)

Cash Flows from Financing Activities:
-------------------------------------
Proceeds from notes and convertible notes payable -
  related parties                                                            128,141

Effect of exchange rate changes on cash                                       18,736
                                                          ----------      ----------
Net increase (decrease) in cash                              (50,692)         19,860

Cash at beginning of period                                  101,390          25,265
                                                          ----------     -----------
Cash at end of period                                     $   50,698      $   45,125
                                                          ==========      ===========

Noncash investing and financing activities:
Long-term convertible notes payable -
 unrelated parties converted into common stock            $  313,098

Common stock issued for payment of liabilities            $  317,040

See notes to condensed consolidated financial statements.

                    VERTEX INTERACTIVE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Background and Description of Business

Vertex Interactive, Inc. ("Vertex" or "we" or "our" or the "Company") is a global provider of supply chain management ("SCM") technologies, including enterprise software systems and applications, that enable our customers to manage their orders, inventory and warehouse needs, consultative services, and software and hardware service and maintenance. We serve our clients, substantially all of which are in North America, through three general product and service lines: (1) enterprise solutions; (2) point solutions; and, (3) service and maintenance for our products and services, including service and maintenance of software and hardware we resell for third parties. Our enterprise solutions include a suite of Java'TM'-architected software applications, applications devoted to the AS/400 customer base, as well as a portfolio of "light-directed" systems for inventory, warehouse and distribution center management. Our point solutions provide an array of products and services designed to solve more specific customer needs from managing a mobile field workforce, mobile data collection, distributed bar code printing capabilities, compliance labeling applications, automated card devices, software development tools and proprietary software serving SAP R/3 users. We provide a full range of software and hardware support services and maintenance on a 24-hour, 7-days a week, 365-days a year basis, including the provision of wireless and wired planning and implementation services for our customers' facilities.

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

The Company's securities received approval to return to the NASDAQ bulletin board for trading as of March 31, 2004. From February 17, 2003 to March 30, 2004, the Company's securities were quoted on the Pink Sheets, under the symbol "VETXE".

Going Concern Matters

Based upon our substantial working capital deficiency and stockholders' deficiency of approximately $21,802,000 and $23,686,000, respectively, at December 31, 2004, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on one of our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

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

Outlook:

In light of current economic conditions, we now anticipate, but cannot assure, reaching the point at which we will generate cash in excess of our operating expenses in the quarter ending June 30, 2005. However, we had current obligations at December 31, 2004 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, if required, short-term debt and related interest, capital expenditures and expenses related to cost-reduction initiatives, and to pay liabilities that could arise from litigation claims and judgments.

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

Initiatives Completed or in Process:

The following initiatives related to raising required funds, settling liabilities and/or reducing expenses have been completed or are in process:

(i) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the year ended September 30, 2004, we recognized a noncash gain of $321,000 from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary. Upon legal resolution of the approximately $8,397,000 of net liabilities of these remaining European entities as of December 31, 2004, we expect to recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(ii) We have continued to reduced headcount (to approximately 17 employees in our continuing North American business at December 31, 2004, of whom 3 were furloughed until additional funds are raised), consolidate facilities and generally reduce costs.

(iii) The Company is negotiating with vendors to settle balances at substantial discounts. In addition, the Company is negotiating to settle certain notes payable and approximately $3,700,000 of litigation accruals at a discount or with the issuance of shares of either Vertex or XeQute.

(iv) During the three months ended December 31, 2004, we realized net gains of $29,712 from settlements of liabilities totaling $69,712 through the payments of $40,000 in cash.

(v) During the three months ended December 31, 2004 convertible notes payable to unrelated parties in the principal amount of $313,098 were converted into 11,245,615 shares of common stock.

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

Additional Financing Subsequent to December 31, 2004

Securities Purchase Agreement

On January 11, 2005, we entered into a Securities Purchase Agreement and sold
(i) $1,850,000 in secured convertible notes and (ii) warrants to purchase 1,850,000 shares of our common stock. The secured convertible notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the NASDAQ bulletin board for the 20 trading days before but not including the conversion date.

The full principal amount of the secured convertible notes, plus a default interest rate of 15%, is due upon a default under the terms of secured convertible notes. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly-owned subsidiaries, and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission which includes the common stock underlying the secured convertible notes and the warrants. If the registration statement is not filed and declared effective within 60 days from the date of closing, we are required to pay liquidated damages to the investors. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares of our common stock or cash, at the election of the investors, in an amount equal to 3% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.09 per share. The exercise price of the warrants is subject to anti-dilution provisions.

The investors have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock.

Under a Guaranty and Pledge Agreement, Mr. Nicholas Toms, our Chief Executive Officer agreed to unconditionally guarantee the timely and full satisfaction of all obligations under the notes and has pledged 2,006,418 shares of the Company's common stock he owns as collateral.

Stock Purchase Agreement

On January 12, 2005, we entered into a Stock Purchase Agreement with Peter B. Ayling, Elizabeth M. Ayling, Brad L. Leonard, Michael C. Moore, Cape Systems and Consulting Services Ltd. and Cape Systems, Inc. pursuant to which we purchased on that date all of the issued and outstanding shares of common stock of Cape Systems and Consulting Services Ltd. (collectively "Cape Systems")from Peter B. Ayling and Elizabeth M. Ayling and Cape Systems, Inc. from Brad L. Leonard and Michael C. Moore for an aggregate purchase price of $2,000,000 on January 12, 2005. Pursuant to the Stock Purchase Agreement, the parties executed an escrow agreement pursuant to which $200,000 of the purchase price was placed in escrow for a period of 15 months as a fund for indemnity claims arising out of the transaction. The acquisition will be accounted for pursuant to the purchase method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" effective as of January 12, 2005.

Cape Systems is a provider of palletizing and packaging configuration, and truck/container loading software that improves pallet and truck utilization, and reduces packaging, storage and transportation costs. Its programs optimize pallet patterns, create new case sizes and product packaging, create efficient bundles of corrugated flat packs, build display pallet loads and test the strength of corrugated board. Its customer base, numbering approximately 3,700, includes, among others, such companies as Wal- Mart, Sam's Club, Kraft, Nestle, Procter & Gamble, Smurfit-Stone and Coca-Cola.

In connection with the acquisition, we entered into an employment agreement with Brad L. Leonard to serve as Vice President General Manager - Sales, Cape Systems. Pursuant to the employment agreement, Mr. Leonard will receive an annual salary of $110,000. He was granted options to purchase 200,000 shares of common stock upon execution and he will receive grants to purchase 160,000 shares of common stock each year he is employed, commencing January 12, 2006, for a period of five years. The employment agreement can be terminated by the Company upon 30 days written notice to Mr. Leonard and by Mr. Leonard upon written notice to the Company for just cause, as defined therein.

In connection with the acquisition, we entered into a consulting agreement with IMC Development Group ("IMC"), which is owned by Peter and Elizabeth Ayling. Pursuant to the IMC consulting agreement, we retained IMC for a period of 18 months to July 2006 to provide administrative and management advisory services. The consulting agreement is automatically renewable on a month-to-month basis. IMC will be paid approximately $14,000 per month based on current exchange rates. IMC was granted options to purchase 300,000 shares of common stock upon execution and it will receive grants to purchase 500,000 shares of common stock each year while the consulting agreement is in place, commencing January 12, 2006, for a period of three years. Additionally, Mr. Ayling will serve as our Vice President of Marketing.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that contemplates Vertex's continuation as a going concern and the realization of its assets and liquidation of its liabilities in the ordinary course of business. Such financial statements do not include any adjustments, with the exception of the provision to adjust the carrying values of the assets of the subsidiaries in liquidation to their estimated net realizable value, relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If Vertex fails to raise additional capital when needed, the lack of capital will have a material adverse effect on Vertex's business, operating results, financial condition and ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004 (the "2004 Form 10-K).

2. Sales or Divestitures of Non-Core Businesses

The Company developed and initiated a plan in the quarter ended June 30, 2002 that would result in the sale or divestiture of assets or closings of businesses that are not part of the Company's current strategic plan or have not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets (see
Note 2 in the 2004 Form 10-K). After
being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France - previously ICS France) and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the second quarter of fiscal 2004, the Company recognized a noncash gain from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary, as explained below. Accordingly, the remaining net assets and retained liabilities of these businesses are classified as net liabilities associated with subsidiaries in liquidation in the accompanying December 31, 2004 condensed consolidated balance sheet. While the Company expects the liquidation process to take through at least December 31, 2005, significant variations may occur based on the complexity of the entity and requirements of the respective country.

Retained liabilities are generally carried at their contractual or historical amounts. The ultimate amounts required to settle these retained liabilities will differ from estimates, based on contractual negotiations, and the outcome of certain legal actions and liquidation proceedings.

The following is a summary of net assets and retained liabilities as of December 31, 2004 and September 30, 2004:

                                               December 31,  September 30,
                                                   2004           2004
                                               -----------    -----------
           Cash                                $   215,592    $   200,504
           Receivables, net                      1,288,074      1,181,413
           Inventories, net                        710,920        652,053
           Accounts payable                     (2,485,787)    (2,288,560)
           Accrued liabilities                  (5,514,556)    (5,065,009)
           Deferred revenue                     (1,357,499)    (1,245,093)
           Loans payable - banks                (1,253,920)    (1,150,091)
                                               -----------    -----------
           Net liabilities associated with
             subsidiaries in liquidation       $(8,397,176)   $(7,714,783)
                                               ===========    ===========

The Company received notice that the liquidation of Vertex UK, which was under liquidation as of December 31, 2003, had been approved and finalized by the UK creditors as of January 5, 2004. Based on such notice, management reduced the Company's net liabilities associated with subsidiaries in liquidation by approximately $1,400,000, reclassed approximately $1,073,000 of translation loss from accumulated other comprehensive loss to the consolidated statement of operations and recognized a gain of approximately $320,000 in the second quarter of fiscal 2004.

Except for the gain from the liquidation of the U.K. subsidiary, the results of operations of these businesses for the three months ended December 31, 2004 and 2003 were not significant.

3. NOTES PAYABLE TO UNRELATED PARTIES

Notes payable to unrelated parties classified as current liabilities consist of past due notes payable to Renaissance Software, Inc. in the amount of $1,227,500 as of December 31, 2004. For additional information, see Note 4 below and Note 10 in the 2004 Form 10-K.

4. CONVERTIBLE NOTES PAYABLE - UNRELATED PARTIES

Non-current convertible notes payable to unrelated parties with a carrying value of $2,338,662 at December 31, 2004 ($2,588,656 of principal, net of unamortized discount of $249,994) arose from loans under a Securities Purchase Agreement with four accredited investors on April 28, 2004 for the private placement (the "Private Placement") of (i) $3,000,000 in convertible notes (the "Convertible Notes") and (ii) warrants (the "Warrants") to purchase 3,000,000 shares of our common stock.

The Convertible Notes bear interest at 10% and mature two years from the date of issuance. At the investors' option, 50% of the Convertible Notes will be convertible into our common stock at the lower of $0.30 or 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date and the other 50% of the Convertible Notes will be convertible into our common stock at the lower of $0.30 or 55% of the same average over the same trading period. The full principal amount of the Convertible Notes would become due upon any default under the terms of the Convertible Notes. The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.11 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The Company allocated proceeds of $427,500 to the fair value of the warrants and the remaining $2,572,500 to the fair value of the Convertible Notes. Based on the excess of the aggregate fair value of the common shares that would have been issued if the Convertible Notes had been converted immediately over the proceeds allocated to the Convertible Notes, the investors received a beneficial conversion feature that had an aggregate intrinsic value of approximately $1,096,000 as of the commitment date. Accordingly, the Company recorded an increase in additional paid-in capital and debt discount of $1,524,000 in connection with the issuance of the Convertible Notes and warrants, of which $1,171,000 was amortized to interest expense during the year ended September 30, 2004 and $168,607 during the three months ended December
31, 2004.

During August and September 2004, the Company issued 1,754,384 common shares upon the conversion of 10% Convertible Notes with an approximate principal balance of $98,000 at conversion prices of $0.054 and $0.055 per share. In addition, during the three months ended to December 31, 2004, the Company issued 11,245,615 common shares upon the conversion of 10% Convertible Notes with an approximate principal balance of $313,000 at conversion prices ranging from $0.02 to $0.05 per share.

5. STOCKHOLDERS' DEFICIENCY

Shares Issued for Services and Directors' Fees and Accrued Liabilities

During the three months ended December 31, 2004, the Company issued 1,000,000 shares of common stock for various consulting and professional services rendered and recorded a charge of approximately $100,000 based on the fair value of the shares issued.

During October 2004 the Company issued 1,951,452 shares to its 401K Retirement Plan in satisfaction of its accrued calendar 2002 and 2003 matching contribution obligation of approximately $137,000. The Company also issued 3,534,404 shares in satisfaction of accrued Directors Fees and other liabilities of $180,000.


Preferred Stock

Midmark Capital L.P. and its affiliate, Midmark Capital II, L.P., and certain individuals related to these two entities, which are referred to collectively as "Midmark", own shares of Vertex's preferred and common stock and have the ability to purchase a majority interest in Vertex (see Note 12 in the 2004 Form 10-K). As also explained in Note 12 in the 2004 Form 10-K, in September 2004, the Company issued 7,615 share of Series "D" convertible preferred stock to Midmark upon conversion of approximately $7,615,000 of convertible and demand notes payable and accrued interest. Vertex and Midmark also entered into a Redemption Agreement providing for the redemption of a number of shares of Series D preferred stock with a value of $504,713 based on the per share liquidation value of the Series D preferred stock by no later than December 31, 2004. However, the payment was not made and accordingly, a total of 504 shares of Series D preferred stock with an aggregate liquidation value of $504,713 remains in current liabilities as mandatory redeemable Series D preferred stock in the accompanying condensed consolidated balance sheets as of December 31, 2004 and September 30, 2004.

Pro Forma and Other Disclosures Related to Stock Options

As of September 30, 2004, the Company had granted options to purchase a total of 6,808,514 shares of common stock. No options were granted and no options were cancelled during the three months ended December 31, 2004.

As further explained in Note 3 in the 2004 Form 10-K, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" the Company accounts for its stock option plans using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, it does not recognize compensation cost for options with exercise prices at or above fair market value on the date of grant and, instead, it is required by SFAS 123 and SFAS 148, "Accounting for Stock- Based Compensation - Transition and Disclosure" to make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company did not grant any stock options to employees during the three months ended December 31, 2004 and 2003; however, it did grant options to employees in prior periods. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date and had amortized the cost over the vesting period pursuant to SFAS 123, net loss, loss applicable to common stock and net loss per common share would have been increased to the pro forma amounts indicated in the table below:

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      2004             2003
                                                   ---------        ---------

Net loss-as reported                               $ (77,193)       $(658,200)
  Deduct total stock -
    based employee compensation
    expense determined under a
    fair value based method for
    all awards, net of related
    tax effects                                     (239,945)        (247,686)
                                                   ---------        ---------
  Net loss - pro-forma                             $(317,138)       $(905,886)
                                                   =========        =========
  Basic and diluted
    loss per common share
    - as reported                                  $      --        $    (.01)
  Basic and diluted
    loss per common share
    - pro-forma                                    $      --        $    (.02)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model (see Note 3 in the 2004 Form 10-K as to the assumptions used in prior periods).

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its fiscal quarter ending December 31, 2005.

6. EARNINGS (LOSS) PER SHARE

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

As of December 31, 2004, there were 219,769,516 shares of common stock potentially issuable upon the exercise of stock options (6,808,514 shares), warrants (3,000,000 shares) and the conversion of convertible securities (209,961,0002 shares). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for the three months ended December 31, 2004 and 2003 because the Company had net loss in each period and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

7. Income Taxes

The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, in order to obtain tax benefits. For the state fiscal years through 2004 (July 1, 2003 to June 30, 2004) the Company had approximately $7,976,000 of total available net operating loss carryforwards that were saleable, of which New Jersey permitted the Company to sell approximately $5,835,000. On December 17, 2004, the Company received approximately $457,000 from the sale of these benefits which was recognized as an income tax credit during the three months ended December 31, 2004.

If still available under New Jersey law, the Company will attempt to obtain approval to sell the remaining available net operating losses of approximately $2,141,000 between July 1, 2004 and June 30, 2005. This amount, which is a carryover of its remaining tax benefits from state fiscal year 2004, may increase if the Company incurs additional tax benefits during state fiscal year 2005. The Company cannot estimate, however, what percentage of its saleable tax benefits New Jersey will permit it to sell, how much it will receive in connection with the sale, if it will be able to find a buyer for its tax benefits or if such funds will be available in a timely manner.

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

a) On April 16, 2003, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, entitled Bautista v. Vertex Interactive, Inc and Renaissance Software, Inc. The action, which demands $394,000, is brought by a former employee claiming breach of his employment agreement. On March 29, 2004, a judgment was granted against the Company in the amount of $350,482. However, given the Company's current cash position, the judgment has not been paid.

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

e) On or about March 22, 2004, an action against Vertex and Renaissance Software, Inc. was commenced in New York State Supreme Court, Nassau County, captioned Great Oak LLC vs. Vertex Interactive, Inc. et al. The action, which demands $327,676, alleges two months rent totaling $23,737 and an early termination fee of $303,939 to be due Great Oak LLC, the landlord of premises leased to Renaissance Software LLC. We vigorously contest the allegations and anticipate defending the case vigorously.

f) On or about October 29, 2004, an action against Vertex was commenced in New York State Supreme Court, New York County, captioned NautaDutilh vs Vertex Interactive, Inc. The action, which demands $434,189, alleges nonpayment by Vertex of attorneys' fees allegedly incurred by Vertex in connection with a potential acquisition transaction and the reorganization of Vertex's foreign business operations. In January 2005, this action was settled for $300,000 and the gain on settlement of approximately $134,000 will be recognized upon the receipt of payment which is expected in the three months ending March 31, 2005.

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

In addition, a number of former employees of a California based division of Vertex had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. The Company had disputed the claims, primarily on the basis of the lack of documentation for hours worked during the period. However in July 2003, these claims were heard by the California DOL and the amounts claimed, together with interest and penalties aggregating approximately $100,000 which remain unpaid as of December 31 2004, were granted to these former employees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief, as well as assumptions made by and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in Item 1: "Business", included in our Annual Report on Form 10-K for the year ended September 30, 2004. Vertex undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of other unanticipated events.

This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2005" and "2004" refer to the three months ended December 31, 2004 and 2003, respectively.

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

Those estimates and judgments that were most critical to the preparation of the financial statements involved the allowance for doubtful accounts, inventory reserves, recoverability of intangible assets and the estimation of the net liabilities associated with subsidiaries in liquidation as further explained in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board, (the "FASB") issued SFAS No. 123(R) "Share-Based Payment" ("SFAS 123(R)"), which amends SFAS 123 and will be effective for public companies that are small business issuers for interim or annual periods beginning after December 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ..." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153") The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," ("APB 29") is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our financial position and results of operations.

Results of Operations

Three months ended December 31, 2004 ("2005") compared to the three months ended December 31, 2003 ("2004").

Operating Revenues:

Operating revenues decreased by approximately $167,000 (or 20.1%) from approximately $832,000 in 2004 to approximately $665,000 in 2005.

Revenues were negatively impacted by the continued weak demand in its key markets, exacerbated by the Company's lack of financial resources.

Products and Services

Sales to external customers by the two significant product and service line groupings for the three months ended December 31, 2004 and 2003 (in thousands) are as follows:

                                               December 31
                                         ----------------------
                                            2004          2003
                                         ---------     --------

        Enterprise Solutions             $     169     $    278
        Service, Maintenance and Other         496          554
                                         ---------     --------
                                         $     665     $    832
                                         =========     ========

Enterprise Solutions revenues decreased by $109 during the period mainly due to a lack of warehouse expansions by customers.

Service, maintenance and other revenues have decreased approximately $58,000 from 2004. The decrease was a result of our strategy of de-emphasizing lower margin product sales, together with the impact of the downturn in the economy, especially post-September 11.

We anticipate that our revenues will, at a minimum, stabilize at these levels or improve slightly as we continue to restructure the Company and look for target acquisitions.

Gross Profit:

Gross profit increased by approximately $124,000 (or 42.3%) to $416,000 in 2005. As a percent of operating revenues, gross profit was 62.5% in 2005 as compared to 35.1% in 2004. The gross profit was favorably impacted by higher margin service and maintenance revenues.

Operating Expenses:

Selling and administrative expenses increased approximately $105,000 (or 17.6%) from approximately $599,000 in 2004 to $705,000 in 2005. The increase is mainly due to professional fees incurred resulting from numerous regulatory filings. During 2005 we continued to maintain our various cost control initiatives and anticipate these costs to be stable.

There were no research and development expenses ("R&D"). As a result of the slow economy and our cost cutting efforts, we suspended R&D, focusing our technical resources on maintenance services.

The decrease in depreciation and amortization expense to approximately $4,000 in 2005, as compared to approximately $43,000 in 2004, is primarily due to the amortization of Computer Software of approximately $30,000 in 2004 that was completely amortized in fiscal year ended September 30, 2004.

Interest expense increased by approximately $4,000 to $283,000 in 2005. The increase is due to amortization of deferred financing cost. The increased amortization expenses were partly offset by deceased interest expenses due to decreased borrowings.

Gain on settlements increased approximately $30,000 mainly due to our ability to settle certain debts and obligations for less than their book value.

The Company realized a tax credit of approximately $457,000 by selling NJ State net operating loss carryforwards during the three months ended December 31, 2004.

The current income tax provision in both years was negligible due primarily to the net operating loss carryforwards.

The net loss for the period decreased by approximately $581,000 or 88.3% to approximately $77,000 from a loss of $658,000 in 2004, mainly due to the factors mentioned above.

Liquidity and Capital Resources

Based upon our substantial working capital deficiency ($21,802,000) and stockholders' deficiency ($23,686,000) at December 31, 2004, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on one of our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

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

Fiscal 2005:
Outlook:

We had current obligations at December 31, 2004 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, if required, short-term debt and related interest, capital expenditures and expenses related to cost-reduction initiatives, and to pay liabilities that could arise from litigation claims and judgments.

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

Initiatives Completed or in Process:

The following initiatives related to raising required funds, settling liabilities and/or reducing expenses have been completed or are in process:

(i) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the year ended September 30, 2004, we recognized a noncash gain of $321,000 from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary. Upon legal resolution of the approximately $8,397,000 of net liabilities of these remaining European entities as of December 31, 2004, we expect to recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(ii) We have continued to reduced headcount (to approximately 17 employees in our continuing North American business at December 31, 2004, of whom 3 were furloughed until additional funds are raised), consolidate facilities and generally reduce costs.

(iii) The Company is negotiating with vendors to settle balances at substantial discounts. In addition, the Company is negotiating to settle certain notes payable and approximately $3,700,000 of litigation accruals at a discount or with the issuance of shares of either Vertex or XeQute.

(iv) During the three months ended December 31, 2004, we realized net gains of $29,712 from settlements of liabilities totaling $69,712 through the payments of $40,000 in cash.

(v) During the three months ended December 31, 2004 convertible notes payable to unrelated parties in the principal amount of $313,098 were converted into 11,245,615 shares of common stock.

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

Additional Financing Subsequent to December 31, 2004

Securities Purchase Agreement

On January 11, 2005, we entered into a Securities Purchase Agreement and sold
(i) $1,850,000 in secured convertible notes and (ii) warrants to purchase 1,850,000 shares of our common stock. The secured convertible notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the NASDAQ bulletin board for the 20 trading days before but not including the conversion date.

The full principal amount of the secured convertible notes, plus a default interest rate of 15%, is due upon a default under the terms of secured convertible notes. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly-owned subsidiaries, and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission which includes the common stock underlying the secured convertible notes and the warrants. If the registration statement is not filed and declared effective within 60 days from the date of closing, we are required to pay liquidated damages to the investors. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares of our common stock or cash, at the election of the investors, in an amount equal to 3% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.09 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

Stock Purchase Agreement

On January 12, 2005, we entered into a Stock Purchase Agreement with Peter B. Ayling, Elizabeth M. Ayling, Brad L. Leonard, Michael C. Moore, Cape Systems and Consulting Services Ltd. and Cape Systems, Inc. pursuant to which we purchased on that date all of the issued and outstanding shares of common stock of Cape Systems and Consulting Services Ltd. (collectively "Cape Systems")from Peter B. Ayling and Elizabeth M. Ayling and Cape Systems, Inc. from Brad L. Leonard and Michael C. Moore for an aggregate purchase price of $2,000,000. Pursuant to the Stock Purchase Agreement, the parties executed an escrow agreement pursuant to which $200,000 of the purchase price was placed in escrow for a period of 15 months as a fund for indemnity claims arising out of the transaction. The acquisiton will be accounted for pursuant to the purchase method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" effective as of January 12, 2005. In connection with the Stock Purchase Agreement, we entered into an employment agreement with Brad L. Leonard and a consulting agreement with IMC Development Group.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of December 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Based on the evaluation, which disclosed no significant deficiencies or material weaknesses that are not being addressed in the actions currently being taken to improve its disclosure controls and procedures, the Company has identified certain deficiencies and issues with its internal controls that occurred in the quarter ended December 31, 2004. These deficiencies and issues include, but are not limited to:

      o During the first quarter of fiscal 2005, the Company determined that it had not timely considered certain issuances of equity securities. Management believes that it has put in place appropriate controls to mitigate this type of event from occurring in future periods.

Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the quarter ended December 31, 2004 that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

Part II Other Information.

Item 1.  Legal Proceedings

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

Settled Litigation

a) On or about October 29, 2004, an action against Vertex was commenced in New York State Supreme Court, New York County, captioned NautaDutilh vs Vertex Interactive, Inc., Index no. 04-603577 The action, which demands $434,189, alleges nonpayment by Vertex of attorneys fees allegedly incurred by Vertex in connection with a potential acquisition transaction and the reorganization of Vertex's foreign business operations. This action has been settled in January, 2005, for $300,000. The gain on settlement would be included in the consolidated statement of operations for the three months ended March 31, 2005.

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

In addition, a number of former employees of a California based division of Vertex had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. The Company had disputed the claims, primarily on the basis of the lack of documentation for hours worked during the period. However in July 2003, these claims were heard by the California DOL and the amounts claimed, together with interest and penalties aggregating approximately $100,000 which remain unpaid as of December 31, 2004, were granted to these former employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      During the quarter ended December 31, 2004, we issued 1,951,452 shares of our common stock for matching employee contributions to our 401(k) plan. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

      During the quarter ended December 31, 2004, we issued 1,000,000 shares of our common stock to one consultant for services provided. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

      During the quarter ended December 31, 2004, we issued 500,000 shares of our common stock to Jeffrey Marks for legal services rendered. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

      During the quarter ended December 31, 2004, we issued 3,034,404 shares of our common stock to members of the Board of Directors for fees and services rendered. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

      The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                                           ISSUER PURCHASES OF EQUITY SECURITIES
Period                 (a)              (b)                  (c)                           (d)
                 Total Number of      Average      Total Number of Shares    Maximum Number (or Approximate
                   Shares (or       Price Paid     (or Units) Purchased as     Dollar Value) of Shares (or
                     Units)          per Share        Part of Publicly           Units) that May Yet Be
                   Purchased)                       (or Unit) Announced              Purchased Under
                                                    Plans or Programs(1)        the Plans or Programs (1)
10/01/04-10/31/04       0               $0                    0                             0
11/01/04-11/30/04       0               $0                    0                             0
12/01/04-12/31/04       0               $0                    0                             0

(1) We have not entered into any plans or programs under which we may repurchase our common stock.

Additional Financing Subsequent to December 31, 2004

Securities Purchase Agreement

On January 11, 2005, we entered into a Securities Purchase Agreement and sold
(i) $1,850,000 in secured convertible notes and (ii) warrants to purchase 1,850,000 shares of our common stock.

The secured convertible notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the NASDAQ bulletin board for the 20 trading days before but not including the conversion date.

The full principal amount of the secured convertible notes, plus a default interest rate of 15%, is due upon a default under the terms of secured convertible notes. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly-owned subsidiaries, and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission which includes the common stock underlying the secured convertible notes and the warrants. If the registration statement is not filed and declared effective within 60 days from the date of closing, we are required to pay liquidated damages to the investors. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares of our common stock or cash, at the election of the investors, in an amount equal to 3% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.


Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None this quarter

Item 5.  Other Information

None.

Item 6. Exhibits

        The following exhibits are included herein:

31.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VERTEX INTERACTIVE, INC


                                        By: /s/ Nicholas R. Toms
                                            ------------------------------------
                                            Nicholas R. Toms
                                            Chief Executive Officer
                                            Chief Financial Officer

February 22, 2005