Form 10QSB
period 2005-03-31
CAPE SYSTEMS GROUP, INC
filed 2005-05-23
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2005

        [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from         to
                                            ---------  ----------

                        Commission file number: 000-15066
                            CAPE SYSTEMS GROUP, INC.

             (Exact name of registrant as specified on its charter)

               New Jersey                                22-2050350
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)

                                3619 Kennedy Road
                       South Plainfield, New Jersey 07080
                    (Address of principle executive offices)

                                 (908) 756-2000
              (Registrant's telephone number, including area code)

                            VERTEX INTERACTIVE, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]  No [ ]

Common stock, par value $.005 per share: 78,632,690 shares outstanding as of May 10, 2005.

Preferred stock, Series "A", par value $.01 per share: 1,356,852 shares outstanding as of May 10, 2005.

Preferred stock, Series "B", par value $.01 per share: 1,000 shares outstanding as of May 10, 2005.

Preferred stock, Series "C-1", par value $.01 per share: 997 shares outstanding as of May 10, 2005.

Preferred stock, Series "D", par value $.01 per share: 7,615 shares outstanding as of May 10, 2005.

                                      INDEX

PART  I FINANCIAL INFORMATION

      ITEM  1 Condensed Consolidated Financial Statements

            Condensed   Consolidated   Balance  Sheets
            as  of  March  31,  2005 (Unaudited) and
            September 30, 2004                                          3-4

            Condensed  Consolidated  Statements of Operations
            for the three and six months Ended March 31, 2005
            and 2004 (Unaudited)                                        5

            Condensed   Consolidated   Statement  of  Changes
            in  Stockholders' Deficiency for the six months
            ended March 31, 2005 (Unaudited)                            6-7

            Condensed  Consolidated  Statements of Cash Flows
            for the six months ended March 31, 2005
            and 2004 (Unaudited)                                        8

            Notes to Condensed  Consolidated  Financial
            Statements (Unaudited)                                      9-20

      ITEM  2 Management's  Discussion  and Analysis of Financial
            Condition and Results of Operations                         21-27

      ITEM  3 Controls and Procedures                                   28

PART  II OTHER INFORMATION

      ITEM  1 Legal proceedings                                         29

      ITEM  2 Unregistered sales of equity securities
            and use of proceeds                                         30

      ITEM  3 Defaults upon senior securities                           31

      ITEM  4 Submission of matters to a vote of security holders       31

      ITEM  5 Other information                                         32

      ITEM  6 Exhibits                                                  33

      SIGNATURES                                                        34

                         PART 1 - FINANCIAL INFORMATION

              ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                March 31, 2005 (Unaudited) and September 30, 2004


                                     ASSETS


                                                  March 31,        September 30,
                                                    2005                2004
                                                 (Unaudited)       (See Note 1)

CURRENT ASSETS:
Cash                                             $  221,056        $  101,390
Restricted Cash - short-term                             --           300,000
Accounts receivable, less
allowance for doubtful accounts of $456,358         764,252           350,935
Inventories, net of valuation allowance             275,123           368,086
Prepaid expenses and other current assets           246,460            71,696
                                                 ----------        ----------
Total current assets                              1,506,891         1,192,107

Equipment and improvements, net of
accumulated depreciation and
amortization of $1,368,991 and $1,359,090            52,585            33,748

Restricted cash - long-term                              --           150,000
Deferred financing costs,
net of accumulated amortization of
$155,057 and $54,189                                160,058           260,926
Goodwill                                            350,000                --
Other intangible assets, net of accumulated
  amortization of $112,387                        1,490,557                --
Other assets                                        134,461           111,273
                                                 ----------        ----------
Total assets                                     $3,694,552        $1,748,054
                                                 ==========        ==========

            See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                March 31, 2005 (Unaudited) and September 30, 2004
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Notes payable - unrelated parties                $   1,227,500    $   1,227,500
Mandatory redeemable Series D preferred stock -
  504 shares at redemption value                       504,713          504,713
Accounts payable                                     3,894,037        3,653,751
Net liabilities associated with subsidiaries
  in liquidation                                     8,053,871        7,714,783
Payroll and related benefits accrual                 1,678,009        1,994,852
Litigation related accruals                          3,655,323        3,655,323
Other accrued expenses and liabilities               3,485,379        3,749,685
Deferred revenue                                       453,221          354,203
                                                 -------------    -------------

Total current liabilities                           22,952,053       22,854,810
Long-term convertible notes payable -
  unrelated parties, net of
  unamortized debt discount                          4,109,126        2,549,724
                                                 -------------    -------------
Total liabilities                                   27,061,179       25,404,534
                                                 -------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Series A preferred stock, par value
  $.01 per share; 2,000,000 shares authorized,
  1,356,852 shares issued and outstanding
  ($10,000,000 aggregate liquidation preference)        13,569           13,569

Series B preferred stock, par value $0.01
  per share; 1,000 shares authorized,
  1,000 shares issued and outstanding
  ($1,000,000 aggregate liquidation prefer                  10               10

Series C-1 preferred stock, par value $0.01
  per share; 10,000 shares authorized, 997
  shares issued and outstanding ($997,000
  aggregate liquidation preference)                         10               10

Series D preferred stock, par value $0.01
  per share; 10,000 shares authorized, 7,111
  shares issued and outstanding (excluding 504
  shares subject to mandatory redemption)
  ($7,109,995 aggregate liquidated preference)              71               71

Common stock, par value $.005 per share;
  400,000,000 shares authorized;
  78,720,402 and 56,116,342 shares issued              393,603          280,583
Additional paid-in capital                         167,236,303      164,442,227
Accumulated deficit                               (188,795,312)    (186,517,047)
Accumulated other comprehensive loss                (2,147,641)      (1,808,663)
Less: Treasury stock, 87,712 shares of
  common stock (at cost)                               (67,240)         (67,240)
                                                 -------------    -------------
Total stockholders' deficiency                     (23,366,627)     (23,656,480)
                                                 -------------    -------------

Total liabilities and stockholders' deficiency   $   3,694,552    $   1,748,054
                                                 =============    =============

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       For the Three Months              For the Six Months
                                          Ended March 31,                  Ended March 31,
                                   ----------------------------    ----------------------------
                                      2005           2004               2005          2004
                                   ------------    ------------    ------------    ------------

REVENUES                           $  1,349,224    $    517,816    $  2,014,565    $  1,350,086

COST OF SALES                           647,094         235,738         896,433         775,715
                                   ------------    ------------    ------------    ------------
GROSS PROFIT                            702,130         282,078       1,118,132         574,371
                                   ------------    ------------    ------------    ------------
OPERATING EXPENSES:

Selling and administrative            1,265,956         504,209       1,970,852       1,103,649
Depreciation and
  amortization of intangibles           118,717          39,885         122,290          83,080
                                   ------------    ------------    ------------    ------------
Total operating expenses              1,384,673         544,094       2,093,142       1,186,729
                                   ------------    ------------    ------------    ------------
OPERATING LOSS                         (682,543)       (262,016)       (975,010)       (612,358)
                                   ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
Interest expense (includes
 beneficial conversion
 charge of $1,428,375 in 2005)       (1,655,019)       (235,035)     (1,937,700)       (514,306)

Gain on settlements of
  liabilities                           137,485              --         167,257              --
Gain on liquidation of                                  320,951                         320,951
foreign subsidiaries
Other                                         5         (10,534)         13,206         (39,126)
                                   ------------    ------------    ------------    ------------
Net other expense                    (1,517,529)         75,382      (1,757,237)       (232,481)
                                   ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION
(CREDIT) FOR INCOME TAXES            (2,200,072)       (186,634)     (2,732,247)       (844,839)
                                   ------------    ------------    ------------    ------------

Provision for state income taxes          1,000              --           2,881              --

Credit for sale of state tax
 benefits                                    --              --        (456,863)             --
                                   ------------    ------------    ------------    ------------
Income tax provision credit               1,000              --        (453,982)             --
                                   ------------    ------------    ------------    ------------
NET LOSS                           $ (2,201,072)   $   (186,634)   $ (2,278,265)   $   (844,839)
                                   ============    ============    ============    ============

Net loss per share of
 common stock:

          Basic and Diluted               ($.03)          ($.01)          ($.03)          ($.02)

Weighted Average number
 of shares outstanding:

          Basic and Diluted          75,786,575      48,201,978      70,578,440      48,201,978

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

                                        Preferred Stock               Common Stock               Additional
                                    ---------------------------   ---------------------------      Paid-In
                                       Shares         Amount          Shares        Amount         Capital
                                    ------------   ------------     ----------   ------------   ------------
Balance September 30, 2004             1,365,960   $     13,660     56,116,342   $    280,583   $164,442,227
                                    ------------   ------------     ----------   ------------   ------------
Conversion of notes payable
  - unrelated parties into
  common stock                                                      11,245,615         56,228        256,870
Common stock issued for accrued
  401(k) plan contribution and
  other liabilities                                                  6,182,915         30,914        331,234
Common stock issued in
  exchange for services                                              5,175,530         25,878        472,097
Beneficial conversion feature
 related to long-term convertible
 debt                                                                                              1,428,375

Effects of issuance of warrants
 with notes payable - unrelated
 parties                                                                                             129,500
Stock options issued in exchange
 for services                                                                                        176,000
Net loss
Change in unrealized foreign
 exchange translation gains/
 (losses)(a)                        ------------   ------------     ----------   ------------   ------------
Balance March 31, 2005                 1,365,960   $     13,660     78,720,402   $    393,603   $167,236,303
                                    ============   ============   ============   ============   ============


(a) Comprehensive gains/(losses) for the three and six months ended March 31, 2005 totaled $(1,857,682) and $(2,617,243) and totaled $(186,210) and
      $1,174,679 for the three and six months ended March 31, 2004.

      See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)
                                   (CONTINUED)

                                                          Accumulated
                                                             Other
                                      Accumulated        Comprehensive        Treasury
                                        Deficit              Loss               Stock                Total
                                   ----------------    ----------------    ----------------    ----------------
Balance September 30, 2004         $   (186,517,047)   $     (1,808,663)   $        (67,240)   $    (23,656,480)
Conversion of notes payable -
  unrelated parties into
  common stock                                                                                          313,098
Common stock issued for accrued
  401(k) Plan contribution
  and other liabilities                                                                                 362,148
Common stock issued in exchange
  for services                                                                                          497,975
Beneficial conversion feature
 related to long-term
 convertible debt                                                                                     1,428,375
Effects of issuance of warrants
 with notes payable - unrelated
 parties                                                                                                129,500
Stock options issued in exchange
 for services                                                                                           176,000

Net loss                                 (2,278,265)                                                 (2,278,265)
Change in unrealized foreign
 exchange translation gains/
 (losses)(a)                                                   (338,978)                               (338,978)
                                   ----------------    ----------------    ----------------    ----------------
Balance March 31, 2005             $   (188,795,312)   $     (2,147,641)   $        (67,240)   $     23,366,627)

      See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      For the Six Months Ended
                                                              March 31,
                                                     --------------------------
                                                          2005           2004
                                                     -----------    -----------
Cash Flows from Operating Activities:
-------------------------------------
Net loss                                             ($2,278,265)   ($  844,834)
Adjustments to reconcile net loss to
net cash provided by (used in) operating
 activities:
Depreciation and amortization                            122,288         83,080
Common stock issued in exchange for services             497,975
Amortization of deferred financing costs and
  debt discount                                          252,868             --
Charges to interest expense for warrants
issued with note  payable - related parties                              54,000
Charges to interest expense for beneficial
 conversion features of notes payable -
 unrelated parties                                     1,428,375             --
Gain on liquidation of foreign subsidiaries:                  --       (320,951)
Changes in operating assets and liabilities:
 net of effects of acquisitions
Accounts receivable, net                                (198,555)       374,564
Inventory                                                128,449         62,032
Prepaid expenses and other current assets                 47,740        (28,091)
Restricted cash and other assets                         426,812             --
Accounts payable                                         215,694         15,868
Accrued expenses and other liabilities                  (268,020)       237,541
Deferred revenue                                        (115,760)       176,332
                                                     -----------    -----------
Net cash provided by (used in) operating
 activities                                              259,601       (190,459)
                                                     -----------    -----------
Cash Flows from Investing Activities:
-------------------------------------
Acquisition of businesses - net of cash acquired      (1,989,935)            --
                                                     -----------    -----------
Cash Flows from Financing Activities:
-------------------------------------
Proceeds from notes and convertible notes payable:
  Related parties                                                       137,339
  Unrelated parties                                    1,850,000             --
Cash overdraft                                                --          6,062
                                                     -----------    -----------
Net cash provided by financing activities              1,850,000        143,401

Effect of exchange rate changes on cash                       --         27,664
                                                     -----------    -----------
Net increase (decrease) in cash                          119,666        (19,394)

Cash at beginning of period                              101,390         25,265
                                                     -----------    -----------
Cash at end of period                                $   221,056    $     5,871
                                                     ===========    ===========

Noncash investing and financing activities:
Long-term convertible notes payable -
 unrelated parties converted into common stock       $   313,098

Common stock issued for payment of liabilities       $   362,148

Stock options issued for future services             $   176,000

      See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION

Background and Description of Business

CAPE SYSTEMS GROUP, Inc. ("Cape" or "Vertex" or "we" or "our" or the "Company") is a provider of supply chain management technologies, including enterprise software systems and applications, and software integration solutions, that enable our customers to manage their order, inventory and warehouse management needs, consultative services, and software and hardware service and maintenance. We serve our clients through two general product and service lines: (1) enterprise solutions; and (2) service and maintenance for our products and services, including service and maintenance of software and hardware we resell for third parties. Our enterprise solutions include a suite of Java-architected software applications, applications devoted to the AS/400 customer base, as well as a portfolio of "light-directed" systems for inventory, warehouse and distribution center management. We provide a full range of software and hardware services and maintenance on a 24-hour, 7-days a week, 365-days a year basis, including the provision of wireless and wired planning and implementation services for our customers' facilities.

In connection with an acquisition described below, we changed our name on April 8, 2005 from Vertex Interactive, Inc. to Cape Systems Group, Inc. We also increased the number of authorized shares of common stock, par value $.005 per share, of the Company from 400,000,000 shares to 1,000,000,000 shares.

In August 2002, Cape formed XeQute Solutions, Inc. ("XeQute"), a Delaware corporation, which is an indirect, wholly-owned subsidiary. XeQute purchased most of the operating assets and assumed certain liabilities of both Vertex and its principal North American subsidiaries and became the principal operating entity of the group effective October 1, 2002. These assets comprise substantially all of the enterprise software businesses of Vertex. XeQute is a wholly-owned subsidiary of XeQute Solutions PLC ("XeQute PLC") which is a holding company that is a direct, wholly-owned subsidiary of Vertex.

The Company's securities received approval to return to the NASDAQ bulletin board for trading as of March 31, 2004. From February 17, 2003 to March 30, 2004, the Company's securities were quoted on the Pink Sheets, under the symbol "VETXE".

Going Concern Matters

Based upon our substantial working capital deficiency ($21,445,000) and stockholders' deficiency ($23,367,000) at March 31, 2005, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on one of our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

The successful implementation of our business plan has required, and our ability to continue as a going concern will require on a going forward basis, the Company to raise substantial funds to finance (i) continuing operations, (ii) the further development of our enterprise software technologies, (iii) the settlement of existing liabilities including past due payroll obligations to our employees, officers and directors, and our obligations under existing or possible litigation settlements, (iv) possible selective acquisitions to achieve the scale we believe will be necessary to enable us to remain competitive in the global SCM industry and (v) the integration of the recently completed acquisition of Cape Systems (as hereinafter defined). There can be no assurance that we will be successful in raising the necessary funds or integrate the recently completed acquisition.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Outlook:

In light of current economic conditions, we now anticipate, but cannot assure, reaching the point at which we will generate cash in excess of our operating expenses in the quarter ending September 30, 2005. However, we had current obligations at March 31, 2005 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, if required, short-term debt and related interest, capital expenditures and expenses related to cost-reduction initiatives, and to pay liabilities that could arise from litigation claims and judgments.

Our sources of ongoing liquidity include the cash flows from our operations, potential new credit facilities and potential additional equity investments. Consequently, the Company continues to aggressively pursue obtaining additional debt and equity financing, the restructuring of certain existing debt obligations, and the reduction of its operating expenses. In addition, it has structured its overall operations and resources around high margin enterprise products and services. However, in order to remain in business, the Company must raise additional cash in a timely fashion.

Initiatives Completed or in Process:

The  following   initiatives   related  to  raising  required  funds,   settling
liabilities and/or reducing expenses have been completed or are in process:

(i) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the year ended September 30, 2004, we recognized a noncash gain of $321,000 from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary. Upon legal resolution of the approximately $8,054,000 of net liabilities of these remaining European entities as of March 31, 2005, we expect to recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(ii) The Company is negotiating with vendors to settle balances at substantial discounts. In addition, the Company is negotiating to settle certain notes payable and approximately $3,700,000 of litigation accruals at a discount or with the issuance of shares of Cape.

(iii) During the six months ended March 31, 2005, we realized net gains of $167,257 from settlements of liabilities totaling $517,257 through the payments of approximately $350,000 in cash.

(iv) During the six months ended March 31, 2005 convertible notes payable to unrelated parties in the principal amount of $313,098 were converted into 11,245,615 shares of common stock.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(v) On January 11, 2005, we entered into a Securities Purchase Agreement and sold (i) $1,850,000 in secured convertible notes and (ii) warrants to purchase 1,850,000 shares of our common stock to accredited investor through a private placement. The secured convertible notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the NASDAQ bulletin board for the 20 trading days before but not including the conversion date.

The full principal amount of the secured convertible notes, plus a default interest rate of 15%, is due upon a default under the terms of the secured convertible notes. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly-owned subsidiaries, and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission which includes the common stock underlying the secured convertible notes and the warrants. If the registration statement is not filed and declared effective within 60 days from the date of closing, we are required to pay liquidated damages to the investors. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares of our common stock or cash, at the election of the investors, in an amount equal to 3% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

We are currently in default pursuant to secured convertible notes issued pursuant to a securities purchase agreement dated April 28, 2004 (the "SPA"). Pursuant to the SPA, we are obligated to have two times the number of shares that the secured convertible notes are convertible into registered pursuant to an effective registration statement. We filed a registration statement on Form S-1, as amended, that was declared effective by the Securities and Exchange Commission on August 9, 2004. All of the shares of common stock underlying the secured convertible notes that were registered on the S-1 have been issued. On April 26, 2005, we filed a registration statement on Form SB-2 registering additional shares to be issued upon conversion of the secured convertible notes pursuant to the SPA, however, the SB-2 registration statement is currently being review and has not been declared effective.

The warrants are exercisable until January 2010 at a purchase price of $0.09 per
share.   The  exercise  price  of  the  warrants  is  subject  to  anti-dilution provisions.

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

(vi) On January 12, 2005, we entered into a Stock Purchase  Agreement with Peter
B. Ayling, Elizabeth M. Ayling, Brad L. Leonard, Michael C. Moore, Cape Systems and Consulting Services Ltd. (the "CSCS Ltd.") and Cape Systems, Inc. ("CSI") pursuant to which we purchased on that date all of the issued and outstanding shares of common stock of Cape Systems and Consulting Services Ltd. (collectively "Cape Systems") from Peter B. Ayling and Elizabeth M. Ayling and Cape Systems, Inc. from Brad L. Leonard and Michael C. Moore for an aggregate purchase price of $2,000,000. Pursuant to the Stock Purchase Agreement, the parties executed an escrow agreement pursuant to which $200,000 of the purchase price was placed in escrow for a period of 15 months as a fund for indemnity claims arising out of the transaction. The acquisition was accounted for pursuant to the purchase method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" effective as of January 12, 2005.

Cape Systems is a provider of palletizing and packaging configuration, and truck/container loading software that improves pallet and truck utilization, and reduces packaging, storage and transportation costs. Its programs optimize pallet patterns, create new case sizes and product packaging, create efficient bundles of corrugated flat packs, build display pallet loads and test the strength of corrugated board. Its customer base, numbering approximately 3,700, includes, among others, such companies as Wal-Mart, Sam's Club, Kraft, Nestle, Procter & Gamble, Smurfit-Stone and Coca-Cola.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that contemplates Cape's continuation as a going concern and the realization of its assets and liquidation of its liabilities in the ordinary course of business. Such financial statements do not include any adjustments, with the exception of the provision to adjust the carrying values of the assets of the subsidiaries in liquidation to their estimated net realizable value, relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If Cape fails to raise additional capital when needed, the lack of capital will have a material adverse effect on Cape's business, operating results, financial condition and ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004 (the "2004 Form 10-K").

2.    Sales or Divestitures of Non-Core Businesses

The Company developed and initiated a plan in the quarter ended June 30, 2002 that would result in the sale or divestiture of assets or closings of businesses that are not part of the Company's current strategic plan or have not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets (see
Note 2 in the 2004 Form 10-K). After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France
- previously ICS France) and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the second quarter of fiscal 2004, the Company recognized a noncash gain from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary, as explained below. Accordingly, the remaining net assets and retained liabilities of these businesses are classified as net liabilities associated with subsidiaries in liquidation in the accompanying March 31, 2005 and September 30, 2004 condensed consolidated balance sheets. While the Company expects the liquidation process to take through at least December 31, 2005, significant variations may occur based on the complexity of the entity and requirements of the respective country.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Retained liabilities are generally carried at their contractual or historical amounts. The ultimate amounts required to settle these retained liabilities will differ from estimates based on contractual negotiations, and the outcome of certain legal actions and liquidation procedures.

The following is a summary of net assets and retained liabilities as of March 31, 2005 and September 30, 2004:

                                                 March 31,    September 30,
                                                   2005           2004
                                               -----------    -----------
           Cash                                $   209,383    $   200,504
           Receivables, net                      1,233,937      1,181,413
           Inventories, net                        681,040        652,053
           Accounts payable                     (2,390,193)    (2,288,560)
           Accrued liabilities                  (5,286,374)    (5,065,009)
           Deferred revenue                     (1,300,444)    (1,245,093)
           Loans payable - banks                (1,201,220)    (1,150,091)
                                               -----------    -----------
           Net liabilities associated with
             subsidiaries in liquidation       $(8,053,871)   $(7,714,783)
                                               ===========    ===========

The Company received notice that the liquidation of Vertex UK, which was under liquidation as of December 31, 2003, had been approved and finalized by the UK creditors as of January 5, 2004. Based on such notice, management reduced the Company's net liabilities associated with subsidiaries in liquidation by approximately $1,400,000, reclassed approximately $1,073,000 of translation loss from accumulated other comprehensive loss to the consolidated statement of operations and recognized a gain of approximately $321,000 in the second quarter of fiscal 2004.

Except for the gain from the liquidation of the U.K. subsidiary and changes in the unrealized foreign translation loss, the results of operations of these businesses for the three months and six months ended March 31, 2005 and 2004 were not significant.

3.    Business Combination

As explained in Note 1, on January 12, 2005, the Company entered into a stock purchase agreement pursuant to which it acquired all of the issued and outstanding shares of common stock of CSCS Ltd. and its subsidiary, CSI, for an aggregrate purchase price of $2,000,000, excluding acquisition costs of $198,700. The acquisition was financed primarily through the sale of $1,850,000 of secured convertible notes and warrants to purchase 1,850,000 shares of the Company's common stock (see Note 5).

In addition, prior to January 12, 2005, the Company had made restricted cash deposits of $418,750 that were held by the purchasers of the secured convertible notes and had made prepayments of interest of $31,250 on other loans from the purchasers of the secured convertible notes. In connection, with the acquisitions and the issuance of the secured convertible notes, the purchasers released the restricted deposits and returned the prepaid interest.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The acquisition was accounted for as a purchase pursuant to Statement of Financial Accounting Standards No. 141, "Business Combinations." Accordingly, the assets and liabilities of the Acquired Companies were recorded based on their fair values as of the acquisition date with the excess of the acquisition costs over the fair value of the net assets acquired initially allocated to goodwill. The cost of the acquisition of $2,198,700 was allocated to the estimated fair values of the assets and liabilities of the Acquired Companies as follows:

            Cash                                $   208,765
            Accounts receivable                     214,762
            Inventories                              35,486
            Prepaid expenses                         41,134
            Equipment, furniture and fixtures        34,108
            Accrued expenses                        (42,406)
            Deferred revenue                       (214,778)
            Notes payable                            (6,723)
            Accounts payable                        (24,592)
            Other intangible assets               1,602,944
            Goodwill                                350,000
                                                -----------

            Total cost allocated                $ 2,198,700
                                                ===========

Other intangible assets are comprised of customer lists which are being amortized over a period of three years. The amortization expense in each of the three years subsequent to January 12, 2005 will be approximately $53,400.

The accompanying consolidated financial statements assume the acquisition closed effective January 12, 2005 and, accordingly, include the results of operations of the acquired companies from January 12, 2005.

The following table presents unaudited pro forma results of operations of the Company as if the above described acquisition had occurred at October 1, 2003:


                      Three Months                 Six Months
                     Ended March 31,              Ended March 31,
                  2005           2004           2005           2004
              -----------    -----------    -----------    -----------
Revenues      $ 1,400,000    $   900,000    $ 2,400,000    $ 2,100,000
Net loss*        (800,000)      (500,000)    (1,300,000)    (1,500,000)
Net loss
 per share*          (.01)          (.01)          (.02)          (.03)

* Excludes a nonrecurring charge of $1,400,000 ($.02 and $.02 per share) for the three and six months ended March 31, 2005 for the beneficial conversion feature given to the investors that provided financing for the acquisition (See Note 5).

The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 2005, nor do they purport to be indicative of the future results of operations of the Company.

The estimated purchase price for each acquisition may be subject to certain purchase price adjustments.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.    NOTES PAYABLE TO UNRELATED PARTIES

Notes payable to unrelated parties classified as current liabilities consist of past due notes payable to Renaissance Software, Inc. in the amount of $1,227,500 as of March 31, 2005. For additional information, see Note 10 in the 2004 Form 10-K.

5.    CONVERTIBLE NOTES PAYABLE - UNRELATED PARTIES

Non-current convertible notes payable to unrelated parties with a carrying value of $4,109,126 at March 31, 2005 ($4,438,656 of principal, net of unamortized discount of $329,530) arose from loans under (a) a Securities Purchase Agreement (the "2004 Agreement") with four accredited investors on April 28, 2004 and January 11, 2005 for the private placement (the "2004 Private Placement") of (i) $3,000,000 in convertible notes (the "2004 Convertible Notes") and (ii) warrants (the "2004 Warrants") to purchase 3,000,000 shares of our common stock; and (b) a Securities Purchase Agreement (the "2005 Agreement") for the private placement (the "2005 Private Placement") of (i) $1,850,000 in convertible notes (the "2005 Convertible Notes") and (ii) warrants (the "2005 Warrants") to purchase 1,850,000 shares of common stock.

2004 Convertible Notes
----------------------

The 2004 Convertible Notes bear interest at 10% and mature two years from the date of issuance. At the investors' option, 50% of the 2004 Convertible Notes will be convertible into our common stock at the lower of $0.30 or 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date and the other 50% of the 2004 Convertible Notes will be convertible into our common stock at the lower of $0.30 or 55% of the same average over the same trading period. The full principal amount of the 2004 Convertible Notes would become due upon any default under the terms of the 2004 Convertible Notes. The 2004 Warrants are exercisable until five years from the date of issuance at a purchase price of $0.11 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The Company allocated proceeds of $427,500 to the fair value of the warrants and the remaining $2,572,500 to the fair value of the 2004 Convertible Notes. Based on the excess of the aggregate fair value of the common shares that would have been issued if the 2004 Convertible Notes had been converted immediately over the proceeds allocated to the 2004 Convertible Notes, the investors received a beneficial conversion feature that had an aggregate intrinsic value of approximately $1,096,000 as of the commitment date. Accordingly, the Company recorded an increase in additional paid-in capital and debt discount of $1,524,000 in connection with the issuance of the 2004 Convertible Notes and 2004 Warrants, of which $1,171,000 was amortized to interest expense during the year ended September 30, 2004 and $247,230 during the six months ended March 31, 2005.

In connection with the acquisitions and related financing transactions, the 2004 Convertible Notes were amended and became convertible at the lower of $0.09 or 40% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The modification to the conversion terms in January 2005 resulted in an additional charge for the beneficial conversion feature had an aggregate intrinsic value of approximately $396,000 as of the modification date. Accordingly, the Company recorded an increase in additional paid-in capital and the additional debt discount of $396,000 which was amortized to interest expense immediately since these notes can be converted immediately.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2005 Convertible Notes
----------------------

The 2005 Convertible Notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the NASDAQ bulletin board for the 20 trading days before but not including the conversion date. The 2005 Warrants are exercisable until five years from the date of issuance at a purchase price of $0.09 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

Based on the excess of the aggregate fair value of the common shares that would have been issued if the 2005 Convertible Notes had been converted immediately over the proceeds allocated to the 2005 Convertible Notes, the investors received a beneficial conversion feature that had an aggregate intrinsic value of approximately $1,161,500 as of the commitment date. Accordingly, the Company recorded an increase in additional paid-in capital and the additional debt discount of $1,032,000 which was amortized to interest expenses immediately since these notes can be converted immediately. In addition the aggregate intrinsic value of the 2005 Warrants was $129,500 which was recorded as additional paid-in capital and debt discount, $5,640 of which was amortized to interest expense during the six months ended March 31, 2005.

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

6. STOCKHOLDERS' DEFICIENCY

Shares Issued for Services and Directors' Fees and Accrued Liabilities

During the six months ended March 31, 2005, the Company issued 5,175,530 shares of common stock for various consulting and professional services rendered and recorded charges of approximately $498,000 based on the fair value of the shares issued.

During the six months ended March 31, 2005, the Company issued: 697,059 shares of common stock to settle various outstanding payroll obligations totaling approximately $45,000; 1,951,452 shares to its 401K Retirement Plan in satisfaction of its accrued calendar 2002 and 2003 matching contribution obligation of approximately $137,000; and 3,534,404 shares in satisfaction of accrued Directors Fees and other liabilities of $180,000.

Preferred Stock

Midmark Capital L.P. and its affiliate, Midmark Capital II, L.P., and certain individuals related to these two entities, which are referred to collectively as "Midmark", own shares of Vertex's preferred and common stock and have the ability to purchase a majority interest in Vertex (see Note 12 in the 2004 Form 10-K). As also explained in Note 12 in the 2004 Form 10-K, in September 2004, the Company issued 7,615 share of Series "D" convertible preferred stock to Midmark upon conversion of approximately $7,615,000 of convertible and demand notes payable and accrued interest. Vertex and Midmark also entered into a Redemption Agreement providing for the redemption of a number of shares of Series D preferred stock with a value of $504,713 based on the per share liquidation value of the Series D preferred stock by no later than December 31, 2004. However, the payment was not made and, accordingly, a total of 504 shares of Series D preferred stock with an aggregate liquidation value of $504,713 remains in current liabilities as mandatory redeemable Series D preferred stock in the accompanying condensed consolidated balance sheets as of March 31, 2005 and September 30, 2004.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Pro Forma and Other Disclosures Related to Stock Options

As of September 30, 2004, the Company had granted options to purchase a total of 6,808,514 shares of common stock. A total of 3,420,000, including 1,800,000 granted to consultants (see Note 9) options were granted and no options were cancelled during the six months ended March 31, 2005.

As further explained in Note 3 in the 2004 Form 10-K, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" the Company accounts for its employee stock option plans using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, it does not recognize compensation cost for options granted to employees with exercise prices at or above fair market value on the date of grant and, instead, it is required by SFAS 123 and SFAS 148, "Accounting for Stock- Based Compensation - Transition and Disclosure" to make pro forma disclosures of net income (loss) and earnings
(loss) per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company granted 1,620,000 stock options to employees and consultants during the six months ended March 31, 2005 at exercise prices equal to the fair value at the date of the grant, and did not grant any options to employees in the six months ended March 31, 2004. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date in all periods and had amortized the cost over the vesting period pursuant to SFAS 123, net loss, loss applicable to common stock and net loss per common share would have been increased to the pro forma amounts indicated in the table below:

                                      Three Months                  Six Months
                                     Ended March 31,              Ended March 31,
                               --------------------------    --------------------------
                                   2005           2004           2005           2004
                               -----------    -----------    -----------    -----------
Net loss-as reported           ($2,201,072)   ($  186,634)   $(2,278,265)   $  (844,839)
  Deduct total stock -
    based employee
      compensation expense
      determined under a
    fair value based method
      for all awards, net of
      related tax effects         (213,729)      (247,621)      (453,674)      (495,302)
                               -----------    -----------    -----------    -----------
  Net loss - pro-forma         $(2,414,801)   $  (434,255)   $(2,731,939)   $(1,340,141)
                               ===========    ===========    ===========    ===========
  Basic and diluted
    loss per common share
    - as reported              $      (.03)   $      (.01)   $      (.03)   $      (.02)
  Basic and diluted
    loss per common share
    - pro-forma                $      (.03)   $      (.01)   $      (.04)   $      (.03)

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used in fiscal 2005 (no options were granted in fiscal 2004):

  Expected dividend yield                  0.00%
  Expected stock price volatility          157%
  Risk-free interest rate                  3.5
  Expected life of options                 5 years

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of all employee stock options over the vesting period beginning with its fiscal quarter ending December 31, 2006.

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

As of May 10, 2005, there were 381,189,461 shares of common stock potentially issuable upon the exercise of stock options (10,228,514 shares), warrants (4,850,000 shares) and the conversion of convertible securities (366,110,947 shares). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for the three and six months ended March 31, 2005 and 2004 because the Company had net loss in each period and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

8.    Income Taxes

The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, in order to obtain tax benefits. For the state fiscal years through 2004 (July 1, 2003 to June 30, 2004) the Company had approximately $7,976,000 of total available net operating loss carryforwards that were saleable, of which New Jersey permitted the Company to sell approximately $5,835,000. On December 17, 2004, the Company received approximately $457,000 from the sale of these benefits which was recognized as an income tax credit during the six months ended March 31, 2005.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

9.    COMMITMENTS AND CONTINGENCIES

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

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

e) On or about March 22, 2004, an action against Vertex and Renaissance Software, Inc. was commenced in New York State Supreme Court, Nassau County, captioned Great Oak LLC vs. Vertex Interactive, Inc. et al. The action, which demands $327,676, alleges two months rent totaling $23,737 and an early termination fee of $303,939 to be due Great Oak LLC, the landlord of premises leased to Renaissance Software Inc. We vigorously contest the allegations and anticipate defending the case vigorously.

Settled Litigation

a) On or about October 29, 2004, an action against Vertex was commenced in New York State Supreme Court, New York County, captioned NautaDutilh vs Vertex Interactive, Inc. The action, which demanded $434,189, alleged nonpayment by Vertex of attorneys' fees allegedly incurred by Vertex in connection with a potential acquisition transaction and the reorganization of Vertex's foreign business operations. The Company had accrued the amount demanded. In January 2005, this action was settled for $300,000 and the gain on settlement of approximately $134,000 was recognized in the three and six months ended March 31, 2005.

Payroll Obligations

As a result of its severe cash constraints (see Note 1 - Going Concern section), the Company had fallen as much as two to three months behind in meeting its payroll obligations to its employees subsequent to September 30, 2002. The Company has been meeting its current payroll obligations, and has attempted to pay overdue employee payroll obligations as cash resources become available. However, in a letter dated April 3, 2003, the New Jersey Department of Labor (N.J.D.O.L.) has assessed the Company a penalty of $154,000 for failure to pay payroll on a timely basis. The Company entered into Consent Order and Agreement with the N.J.D.O.L. to pay down this obligation, starting with an initial payment on April 30, 2004 of $18,000, which the Company has made, and then monthly payments of $30,000 starting on June 1, 2004, which the Company has made, until the balance of the payroll obligations are paid.

In addition, a number of former employees of a California based division of the Company had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. The Company had disputed the claims, primarily on the basis of the lack of documentation for hours worked during the period. However in July 2003, these claims were heard by the California DOL and the amounts claimed, together with interest and penalties aggregating approximately $100,000 which remain unpaid as of March 31 2005, were granted to these former employees.

The Company believes, although there can be no assurances, that the payroll obligations including penalties as of March 31, 2005 totaling approximately $428,000 to both the N.J.D.O.L and the California DOL will be satisfied by the fiscal quarter ending September 30, 2006.

Employment Agreements

In connection with the acquisition, we entered into an employment agreement with Brad L. Leonard to serve as Vice President General Manager - Sales, Cape Systems. Pursuant to the employment agreement, Mr. Leonard will receive an annual salary of $110,000. He was granted options to purchase 1,000,000 shares of common stock upon execution, of which 200,000 options vest immediately and the balance of 800,000 options vest over a period of five years. The employment agreement can be terminated by the Company upon 30 days written notice to Mr. Leonard and by Mr. Leonard upon written notice to the Company for just cause, as defined therein.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In connection with the acquisition, we entered into a consulting agreement with IMC Development Group ("IMC"), which is owned by Peter and Elizabeth Ayling. Pursuant to the IMC consulting agreement, we retained IMC for a period of 18 months to July 2006 to provide administrative and management advisory services. The consulting agreement is automatically renewable on a month-to-month basis. IMC will be paid approximately $14,000 per month based on current exchange rates. IMC was granted options to purchase 1,800,000 shares of common stock upon execution, of which 300,000 options vest immediately and the balance of 1,500,000 options vest over a period of three years. Additionally, Mr. Ayling will serve as our Vice President of Marketing. The fair value of the options granted of $176,000 is being amortized over the service period.

10.   Geographic Area Data

The Company operated in one business segment and in North America in 2004 and prior to the acquisition of Cape Systems in January 2005. After the acquisition of Cape Systems, the Company still operates only in one segment and has operations in North America and the United Kingdom.

The following geographic information presents total revenues, gross margins and identifiable assets for the three months ended March 31, 2005:

Revenues
         North Americ                  $1,188,428
         United Kingdom                   160,796
                                       ----------
                                       $1,349,224
                                       ==========

Gross profit
         North America                 $  630,515
         United Kingdom                    71,615
                                       ----------
                                       $  702,130
                                       ==========

Identifiable assets
         North America                 $3,355,747
         United Kingdom                   338,805
                                       ----------
                                       $3,694,552
                                       ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

This Quarterly Report on Form 10-QSB contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief, as well as assumptions made by and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in Item 1: "Business", included in our Annual Report on Form 10-K for the year ended September 30, 2004. Cape undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of other unanticipated events.

This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2005" and "2004" refer to the three and six months ended March 31, 2005 and 2004, respectively.

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

Those estimates and judgments that were most critical to the preparation of the financial statements involved the allowance for doubtful accounts, inventory freserves, recoverability of intangible assets and the estimation of the net liabilities associated with subsidiaries in liquidation as further explained in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board, (the "FASB") issued SFAS No. 123(R) "Share-Based Payment" ("SFAS 123(R)"), which amends SFAS 123 and will be effective for public companies that are small business issuers for annual periods beginning after December 15, 2005. The new standard will require us to expense all employee stock options and other share-based payments over the service period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations. Since we have used the intrinsic value method for employee stock options and, generally, have not recorded any related expense, the adoption of a fair value method for employee stock options is likely to generate additional compensation expense.

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

Results of Operations

Three months ended March 31, 2005 ("2005") compared to the three months ended March 31, 2004 ("2004").

Operating Revenues:
-------------------

Operating  revenues  increased  by  approximately   $831,000  (or  160.4%)  from
approximately $518,000 in 2004 to approximately $1,349,000 in 2005.

Revenues generated by the operations in London and Dallas which were not owned by us in 2004 accounted for approximately $360,000 (or 69.5%) with the balance of the increase generated primarily by the addition of three hardware/software sales in the period.

Products and Services

Sales to customers by the two significant product and service line groupings for the three months ended March 31, 2005 and 2004 (in thousands) are as follows:

                                               March 31
                                         ----------------------
                                            2005          2004
                                         ---------     --------

        Enterprise Solutions             $     575     $     0
        Service, Maintenance and Other         774         518
                                         ---------     --------
                                         $   1,349    $    518
                                         =========     ========

Enterprise Solutions revenues increased by $575,000 during the period mainly due to a warehouse expansions by customers which did not occur in 2004 due primarily to a weak economy and our financial position.

Service, maintenance and other revenues have increased approximately $256,000 from 2004. The increase was due to revenues generated in London and Dallas ($360,000), operations which were not owned by us in 2004 partially offset by the loss of service contracts in the period.

We anticipate that our revenues will, at a minimum, stabilize at these levels or improve slightly as we continue to restructure and look for target acquisitions.

Gross Profit:
-------------

Gross profit increased by approximately $420,000 (or 148.9%) to $702,000 in 2005. As a percent of operating revenues, gross profit was 52.0% in 2005 as compared to 54.4% in 2004. The gross profit was unfavorably impacted by the loss of higher margin service and maintenance revenues.

Operating Expenses:
-------------------

Selling and administrative expenses increased approximately $762,000 (or 151.2%) from approximately $504,000 in 2004 to $1,266,000 in 2005. Approximately $254,000 of the increase is due to the London and Dallas operations which were not owned by us in 2004 and the balance of approximately $508,000 due to professional fees incurred resulting from numerous regulatory filings and contractual obligations. During 2005, we continued to maintain our various cost control initiatives and anticipate these costs to be stable.

There were no research and development expenses ("R&D"). As a result of the slow economy and our cost cutting efforts, we suspended R&D, focusing our technical resources on maintenance services.

The increase in depreciation and amortization expense to approximately $119,000 in 2005, as compared to approximately $40,000 in 2004, is primarily due to the amortization of intangible assets in connection with the Cape Systems purchase ($113,000) offset by the amortization of computer software of approximately $30,000 in 2004 that was completely amortized in fiscal year ended September 30, 2004.

Interest expense increased by approximately $1,420,000 to $1,605,000 in 2005. The increase is due to a charge for the beneficial conversion of convertible debt of $1,428,000 and reduced amortization of deferred financing cost.

Gain on settlements increased approximately $138,000 mainly due to our ability to settle certain debts and obligations for less than their book value.

The current income tax provision in both years was negligible due primarily to the net operating loss carryforwards.

The  net  loss  for  the  period  increased  by   approximately   $2,014,000  to
approximately $2,201,000 from a loss of $187,000 in 2004, mainly due to the factors mentioned above.

Six months ended March 31, 2005 ("2005") compared to the six months ended March 31, 2004 ("2004").

Operating Revenues:
-------------------

Operating  revenues   increased  by  approximately   $665,000  (or  49.3%)  from
approximately $1,350,000 in 2004 to $2,015,000 in 2005.

Revenues from the London and Dallas operations, which were not owned by us in 2004, accounted for approximately $360,000 of the increase with the balance of approximately $305,000 resulting from increased enterprise solution sales partially offset by the loss of service contracts.

Products and Services

Sales to customers by the two significant product and service line groupings for the three months ended March 31, 2005 and 2004 (in thousands) are as follows:

                                               March 31
                                         ----------------------
                                            2005          2004
                                         ---------     --------

        Enterprise Solutions             $     810     $     84
        Service, Maintenance and Other       1,205        1,266
                                         ---------     --------
                                         $   2,015     $  1,350
                                         =========     ========

Enterprise Solutions revenues increased by $726,000 during the period mainly due to a number of warehouse expansions by customers.

Service, maintenance and other revenues have decreased approximately $61,000 from 2004. The decrease was a result of the loss of service contracts offset partially by revenues from the London and Dallas operations ($360,000), which were not owned by us in 2004.

We anticipate that our revenues will, at a minimum, stabilize at these levels or improve slightly as we continue to restructure and look for target acquisitions.

Gross Profit:
-------------

Gross profit increased by approximately $544,000 (or 94.7%) to $1,118,000 in 2005. As a percent of operating revenues, gross profit was 55.5% in 2005 as compared to 42.5% in 2004. The gross profit was favorably impacted primarily by the addition of the London and Dallas operations (65.7%) which we did not own in 2004.

Operating Expenses:
-------------------

Selling and administrative expenses increased approximately $867,000 (or 78.5%) from approximately $1,104,000 in 2004 to $1,971,000 in 2005. Approximately $254,000 of the increase is due to the London and Dallas operations which were not owned by us in 2004 and the balance of approximately $613,000 due to professional fees incurred resulting from numerous regulatory filings and contractual obligations. During 2005 we continued to maintain our various cost control initiatives and anticipate these costs to be stable.

There were no research and development expenses ("R&D"). As a result of the slow economy and our cost cutting efforts, we suspended R&D, focusing our technical resources on maintenance services.

The increase in depreciation and amortization expense to approximately $123,000 in 2005, as compared to approximately $83,000 in 2004, is primarily due to the amortization of intangible assets recorded in connection with the Cape Systems purchase ($113,000) offset by the amortization of computer software of approximately $30,000 in 2004 that was completely amortized in fiscal year ended September 30, 2004.

Interest expense increased by approximately $1,424,000 to $1,938,000 in 2005. The increase is due to a charge for the beneficial conversion of convertible debt of $1,428,000 and reduced amortization of deferred financing cost.

Gain on settlements increased approximately $167,000 mainly due to our ability to settle certain debts and obligations for less than their book value.

The current income tax provision in both years was negligible due primarily to the net operating loss carryforwards.

We realized a tax credit of approximately $457,000 by selling NJ State net operating loss carryforwards during the six months ended March 31, 2005.

The  net  loss  for  the  period  increased  by   approximately   $1,433,000  to
approximately $2,278,000 from a loss of $845,000 in 2004, mainly due to the factors mentioned above.

Liquidity and Capital Resources

Based upon our substantial working capital deficiency ($21,445,000) and stockholders' deficiency ($23,367,000) at March 31, 2005, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on one of our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

The successful implementation of our business plan has required, and will require on a going forward basis, substantial funds to finance (i) continuing operations, (ii) further development of our enterprise software technologies,
(iii) settlement of existing liabilities including past due payroll obligations to its employees, officers and directors, and our obligations under existing or possible litigation settlements, (iv) possible selective acquisitions to achieve the scale we believe will be necessary to remain competitive in the global SCM industry and (v) the integration of the recently completed acquisition of Cape Systems. There can be no assurance that we will be successful in raising the necessary funds or integrate the recently completed acquisition.

Fiscal 2005 Outlook:

We had current obligations at March 31, 2005 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, if required, short-term debt and related interest, capital expenditures and expenses related to cost-reduction initiatives, and to pay liabilities that could arise from litigation claims and judgments.

Our sources of ongoing liquidity include the cash flows from our operations, potential new credit facilities and potential additional equity investments. Consequently, we continue to aggressively pursue obtaining additional debt and equity financing, the restructuring of certain existing debt obligations, and the reduction of our operating expenses. In addition, we have structured our overall operations and resources around high margin enterprise products and services. However, in order to remain in business, we must raise additional cash in a timely fashion.

Initiatives Completed or in Process:

The  following   initiatives   related  to  raising  required  funds,   settling
liabilities and/or reducing expenses have been completed or are in process:

(i) We completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell our five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the year ended September 30, 2004, we recognized a noncash gain of $321,000 from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary. Upon legal resolution of the approximately $8,054,000 of net liabilities of these remaining European entities as of March 31, 2005, we expect to recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(ii) The Company is negotiating with vendors to settle balances at substantial discounts. In addition, the Company is negotiating to settle certain notes payable and approximately $3,700,000 of litigation accruals at a discount or with the issuance of shares of Cape.

(iii) During the six months ended March 31, 2005, we realized net gains of $167,257 from settlements of liabilities totaling $517,257 through the payments of approximately $350,000 in cash.

iv) During the six months ended March 31, 2005 convertible notes payable to unrelated parties in the principal amount of $313,098 were converted into 11,245,615 shares of common stock.

(v) On January 11, 2005, we entered into a Securities Purchase Agreement and sold (i) $1,850,000 in secured convertible notes and (ii) warrants to purchase 1,850,000 shares of our common stock to accredited investors through a private placement. The secured convertible notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the NASDAQ bulletin board for the 20 trading days before but not including the conversion date..

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

The warrants are exercisable until January 2010 at a purchase price of $0.09 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

(vi) On January 12, 2005, we entered into a Stock Purchase  Agreement with Peter
B. Ayling, Elizabeth M. Ayling, Brad L. Leonard, Michael C. Moore, Cape Systems and Consulting Services Ltd. and Cape Systems, Inc. pursuant to which we purchased on that date all of the issued and outstanding shares of common stock of Cape Systems and Consulting Services Ltd. (collectively "Cape Systems") from Peter B. Ayling and Elizabeth M. Ayling and Cape Systems, Inc. from Brad L. Leonard and Michael C. Moore for an aggregate purchase price of $2,000,000. Pursuant to the Stock Purchase Agreement, the parties executed an escrow agreement pursuant to which $200,000 of the purchase price was placed in escrow for a period of 15 months as a fund for indemnity claims arising out of the transaction. The acquisition was accounted for pursuant to the purchase method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" effective as of January 12, 2005. In connection with the Stock Purchase Agreement, we entered into an employment agreement with Brad L. Leonard and a consulting agreement with IMC Development Group.

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

                            CAPE SYSTEMS GROUP, INC.

                         ITEM 3. CONTROLS AND PROCEDURES


a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

         Based on the evaluation, which disclosed no significant deficiencies or material weaknesses that are not being addressed in the actions currently being taken to improve its disclosure controls and procedures, the Company has identified certain deficiencies and issues with its internal controls that occurred in the quarter ended March 31, 2005. These deficiencies and issues include, but are not limited to:

      o During the second quarter of fiscal 2005, the Company determined that it had not timely considered the beneficial conversation charges resulting from modification of the terms of its convertible debt instruments in January 2005. Management has put in place appropriate controls to mitigate this type of events from occurring in future periods.

b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the quarter ended March 31, 2005 that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                            CAPE SYSTEMS GROUP, INC.

                           PART II - OTHER INFORMATION

ITEM  1 LEGAL PROCEEDINGS

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

a) On or about March 22, 2004, an action against the Company and its subsidiary Renaissance Software, Inc. was commenced in New York State Supreme Court, Nassau County, captioned Great Oak LLC vs. Vertex Interactive, Inc. et. al., Index no. 03-7270 The action, which demands $327,666, alleges two months rent totaling $23,737 and an early termination fee of $303,929 to be due Great Oak LLC, the landlord of premises leased to Renaissance Software Inc. The Company is vigorously defending the action.

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

c) On October 31, 2001, an action was commenced in the United States District Court, Southern District of New York entitled Edgewater Private Equity Fund II, L.P. et al. v. Renaissance Software, Inc. et al. The action, brought against Renaissance Software, Inc., a subsidiary of the Company, and the Company, alleged the default by Renaissance Software, Inc. in payment of certain promissory notes in the principal aggregate sum of $1,227,500. The Company guaranteed the notes. The noteholders demanded $1,227,500, together with interest accruing at the rate of 8% per annum from June 30, 2001. On March 12, 2002, the noteholders were successful in obtaining a judgment against
Renaissance Software, Inc. in the aggregate amount of $1,271,407 including interest, late charges and attorneys' fees. However given the Company's current cash position, we have been unable to pay the judgment. As of the date of this filing, the judgment has not been paid.

d) As part of the settlement entered into between the Company and three former principals of a company acquired by the Company in 2000, consent judgments in the amount of approximately $1,000,000 each were entered against the Company on July 19, 2002. The incremental liability has been included in other expense (provision for litigation) for the year ended September 30, 2003. The Company is currently negotiating with the former owners to accept forms of payment other than cash. However, there can be no assurance that a non-cash settlement will be concluded. In July 2002, the former owners obtained a court levy upon several of the Company's bank accounts, placing a hold on approximately $70,000 of the Company's funds. The Company, together with its secured lenders, objected to the turnover of these funds, however a turnover order was granted by the court in October 2002. As of the date of this filing, the judgments have not been paid.

                            CAPE SYSTEMS GROUP, INC.

                           PART II - OTHER INFORMATION

e) On February 9, 2003, in the matter captioned Scansource, Inc. vs. Vertex Interactive, Inc., Superior Court of New Jersey, Essex County, a judgment was granted against the Company in the amount of $142,155. The action alleged non-payment by the Company for computer hardware. As of the date of this filing, the judgment has not been paid.

PAYROLL OBLIGATIONS

As a result of its severe cash constraints (see Note 1 - Going Concern section), the Company had fallen as much as two to three months behind in meeting its payroll obligations to its employees subsequent to September 30, 2002. The Company has been meeting its current payroll obligations, and has attempted to pay overdue employee payroll obligations as cash resources become available. However, in a letter dated April 3, 2003, the New Jersey Department of Labor (N.J.D.O.L.) has assessed the Company a penalty of $154,000 for failure to pay payroll on a timely basis. The Company entered into Consent Order and Agreement with the N.J.D.O.L. to pay down this obligation, starting with an initial payment on April 30, 2004 of $18,000, which the Company has made, and then monthly payments of $30,000 starting on June 1, 2004, which the Company has made, until the balance of the payroll obligations including the penalty are paid.

In addition, a number of former employees of a California based division of the Company had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. The Company had disputed the claims, primarily on the basis of the lack of documentation for hours worked during the period. However in July 2003, these claims were heard by the California DOL and the amounts claimed, together with interest and penalties aggregating approximately $100,000 which remain unpaid as of March 31, 2005, were granted to these former employees.

The Company believes, although there can be no assurances, that the payroll obligations including penalties as of March 31, 2005 totaling approximately $428,000 to both the N.J.D.O.L and the California DOL will be satisfied by the fiscal quarter ending September 30, 2006.

ITEM  2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the quarter ended March 31, 2005, we issued 4,175,530 shares of our common stock to three consultants for services provided. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

                            CAPE SYSTEMS GROUP, INC.

                           PART II - OTHER INFORMATION

      During the quarter ended March 31, 2005, we issued 697,059 shares to two former employees in settlement of outstanding payroll obligations. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

      The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                      ISSUER PURCHASES OF EQUITY SECURITIES
Period                 (a)               (b)                    (c)                               (d)
                 Total Number of    Average Price    Total Number of Shares (or     Maximum Number (or Approximate
                Shares (or Units)      Paid per     Units) Purchased as Part of   Dollar Value) of Shares (or Units)
                    Purchased)        Share (or     Publicly Announced Plans or     that May Yet Be Purchased Under
                                        Unit)               Programs (1)               the Plans or Programs (1)
10/01/04-10/31/04       0                 $0                     0                                 0
11/01/04-11/30/04       0                 $0                     0                                 0
12/01/04-12/31/04       0                 $0                     0                                 0

(1) We have not entered into any plans or programs under which we may repurchase its common stock.

ITEM  3 DEFAULTS UPON SENIOR SECURITIES

We are currently in default pursuant to secured convertible notes issued pursuant to a securities purchase agreement dated April 28, 2004 (the "SPA"). Pursuant to the SPA, we are obligated to have two times the number of shares that the secured convertible notes are convertible into registered pursuant to an effective registration statement. We filed a registration statement on Form S-1, as amended, that was declared effective by the Securities and Exchange Commission on August 9, 2004. All of the shares of common stock underlying the secured convertible notes that were registered on the S-1 have been issued. On April 26, 2005, we filed a registration statement on Form SB-2 registering additional shares to be issued upon conversion of the secured convertible notes pursuant to the SPA, however, the SB-2 registration statement is currently being review and has not been declared effective.

ITEM  4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a written consent of a majority of stockholders dated February 24, 2005 in lieu of a special meeting of the stockholders, the majority of stockholders approved the following actions:

      1. To Amend the Company's Articles of Incorporation, as amended, to:

            (a) Change the Company's name from Vertex Interactive, Inc. to Cape Systems Group, Inc.; and

            (b) increase the number of authorized shares of common stock, par value $.005 per share (the "Common Stock"), of the Company from 400,000,000 shares to 1,000,000,000 shares;

                            CAPE SYSTEMS GROUP, INC.

                           PART II - OTHER INFORMATION

      2. To ratify the selection of J.H. Cohn LLP as Independent Registered Public Accounting Firm of the Company for the year ending September 30, 2005; and

      3. To elect three directors to the Company's Board of Directors, to hold office until their successors are elected and qualified or until their earlier resignation or removal.

ITEM  5 OTHER INFORMATION

None.

ITEM  6 EXHIBITS

            31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

            31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

            32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

            32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                            CAPE SYSTEMS GROUP, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CAPE SYSTEMS GROUP, INC.

Date:  May 23, 2005                By: /s/ NICHOLAS R. TOMS
                                       ----------------------------------------
                                       Nicholas R. Toms
                                       Chief Executive Officer (Principal
                                       Executive Officer) and Chief Financial
                                       Officer (Principal Financial Officer and
                                       Principal Accounting Officer)