Form 10QSB
period 2005-06-30
CAPE SYSTEMS GROUP, INC
filed 2005-08-19
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________ to _________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common stock, par value $.005 per share: 88,686,066 shares outstanding as of August 15, 2005.

Preferred stock, Series "A", par value $.01 per share: 1,356,852 shares outstanding as of August 15, 2005.

Preferred stock, Series "B", par value $.01 per share: 1,000 shares outstanding as of August 15, 2005.

Preferred stock, Series "C-1", par value $.01 per share: 997 shares outstanding as of August 15, 2005.

Preferred stock, Series "D", par value $.01 per share: 7,615 shares outstanding as of August 15, 2005.

                                      INDEX

PART I  FINANCIAL INFORMATION

        ITEM 1  Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets as of
                June 30, 2005 (Unaudited) and September 30, 2004             3-4

                Condensed Consolidated Statements of Operations for
                the three and nine months Ended June 30, 2005 and
                2004 (Unaudited)                                               5

                Condensed Consolidated Statement of Changes in
                Stockholders' Deficiency for the nine months ended
                June 30, 2005 (Unaudited)                                    6-7

                Condensed Consolidated Statements of Cash Flows for
                the nine months ended June 30, 2005 and 2004 (Unaudited)       8

                Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                  9-23

        ITEM 2  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        24-29

        ITEM 3  Controls and Procedures                                       30

PART II OTHER INFORMATION

        ITEM 1  Legal proceedings                                             31
        ITEM 2  Unregistered sales of equity securities and use of
                proceeds                                                   31-32
        ITEM 3  Defaults upon senior securities                               32
        ITEM 4  Submission of matters to a vote of security holders           32
        ITEM 5  Other information                                             33
        ITEM 6  Exhibits                                                      34

        SIGNATURES                                                            35

                         PART 1 - FINANCIAL INFORMATION

              ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                June 30, 2005 (Unaudited) and September 30, 2004

                                     ASSETS

                                                      June 30, 2005   September 30, 2004
                                                       (Unaudited)       (See Note 1)
                                                     ---------------   ---------------
CURRENT ASSETS:
Cash                                                 $       184,397   $       101,390
Restricted Cash - short-term                                      --           300,000
Accounts receivable, less
  allowance for doubtful accounts of $456,358                715,799           350,935
Inventories, net of valuation allowance                      269,326           368,086
Prepaid expenses and other current assets                    158,290            71,696
Assets associated with subsidiaries in liquidation         1,983,350         2,033,970
                                                     ---------------   ---------------
Total current assets                                       3,311,162         3,226,077

Equipment and improvements, net of
  accumulated depreciation and
  amortization of $1,374,673 and $1,359,090                   45,391            33,748

Restricted cash - long-term                                       --           150,000
Deferred financing costs,
  net of accumulated amortization of
  $189,354 and $54,189                                       125,761           260,926
Goodwill                                                     350,000                --
Other intangible assets, net of accumulated
  amortization of $241,425                                 1,304,982                --
Other assets                                                 204,407           111,273
                                                     ---------------   ---------------
Total assets                                         $     5,341,703   $     3,782,024
                                                     ===============   ===============

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                June 30, 2005 (Unaudited) and September 30, 2004
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                      June 30, 2005   September 30, 2004
                                                       (Unaudited)       (See Note 1)
                                                     ---------------   ---------------
CURRENT LIABILITIES:
Notes payable - unrelated parties                    $    1,227,500    $     1,227,500
Mandatory redeemable Series D preferred stock -
  504 shares at redemption value                            504,713            504,713
Accounts payable                                          4,172,181          3,653,751
Liabilities associated with subsidiaries
  in liquidation                                          9,505,577          9,748,753
Payroll and related benefits accrual                      1,675,811          1,994,852
Litigation related accruals                               3,655,323          3,655,323
Other accrued expenses and liabilities                    3,676,893          3,749,685
Deferred revenue                                            575,377            354,203
Convertible notes payable -
  unrelated parties, net of
  unamortized debt discount                               4,159,926          2,549,724
                                                     ---------------   ---------------
Total liabilities                                        29,153,301         27,438,504
                                                     ---------------   ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Series A preferred stock, par value
  $.01 per share; 2,000,000 shares authorized,
  1,356,852 shares issued and outstanding
  ($10,000,000 aggregate liquidation preference)             13,569             13,569

Series B preferred stock, par value $0.01 per
  share; 1,000 shares authorized, 1,000 shares
  issued and outstanding($1,000,000 aggregate
  liquidation preference)                                        10                 10

Series C-1 preferred stock, par value $0.01 per
  share; 10,000 shares authorized, 997 shares
  issued and outstanding ($997,000 aggregate
  liquidation preference)                                        10                 10

Series D preferred stock, par value $0.01 per
  share; 10,000 shares authorized, 7,111 shares
  issued and outstanding (excluding 504 shares
  subject to mandatory redemption)($7,109,995
  aggregate liquidated preference)                               71                 71

Common stock, par value $.005 per share;
  1,000,000,000 shares authorized; 84,237,478
  and 56,116,342 shares issued; 84,149,766
  and 56,028,630 shares outstanding                         421,188            280,583
Additional paid-in capital                              167,655,427        164,442,227
Subscription receivable                                     (74,000)            --
Accumulated deficit                                    (190,148,534)      (186,517,047)
Accumulated other comprehensive loss                     (1,612,099)        (1,808,663)
Less: Treasury stock, 87,712 shares of
  common stock (at cost)                                    (67,240)           (67,240)
                                                     ---------------   ---------------
Total stockholders' deficiency                          (23,811,598)       (23,656,480)
                                                     ---------------   ---------------

Total liabilities and stockholders' deficiency       $    5,341,703    $     3,782,024
                                                     ===============   ===============

     See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      For the Three Months              For the Nine Months
                                        Ended June 30,                    Ended June 30,
                                  --------------------------        --------------------------
                                     2005           2004               2005            2004
                                  -----------     ----------        -----------     ----------
REVENUES                          $   681,705     $  706,208        $ 2,696,270     $2,056,294

COST OF SALES                         411,719        339,110          1,308,152      1,114,825
                                  -----------     ----------        -----------     ----------
GROSS PROFIT                          269,986        367,098          1,388,118        941,469
                                  -----------     ----------        -----------     ----------
OPERATING EXPENSES:

Selling and administrative          1,142,482        520,077          3,116,215     1,623,726
Depreciation and
  amortization of intangibles         134,718         35,383            257,008       118,463
                                  -----------     ----------        -----------     ----------
Total operating expenses            1,277,200        555,460          3,373,223     1,742,189
                                  -----------     ----------        -----------     ----------
OPERATING LOSS                     (1,007,214)      (188,362)        (1,985,105)     (800,720)
                                  -----------     ----------        -----------     ----------
OTHER INCOME (EXPENSE):
Interest expense (includes
 beneficial conversion
 charge of $1,428,375 in
 2005)                               (347,655)      (266,381)        (2,285,221)     (780,687)

Gain on settlements of
  liabilities                           1,556      1,042,939            168,813     1,042,939
Gain on liquidation of
foreign subsidiaries                                  --                   --         320,951
Other                                      90            268             13,163       (38,858)
                                  -----------     ----------        -----------     ----------
Net other income (expense)           (346,009)       776,826         (2,103,245)      544,345
                                  -----------     ----------        -----------     ----------

INCOME (LOSS) BEFORE
CREDIT FOR INCOME TAXES            (1,353,223)       588,464         (4,088,350)     (256,375)
                                  -----------     ----------        -----------     ----------

Credit for sale of state tax
 benefits                              --             --               (456,863)          --

                                  -----------     ----------        -----------     ----------
Net Income (loss)                 $(1,353,223)    $  588,464        $(3,631,487)    $(256,375)
                                  ===========     ==========        ===========     ==========

Net loss per share of common
  stock:

          Basic                         ($.02)          $.01              ($.05)        ($.01)
          Diluted                       ($.02)          $.01              ($.05)        ($.01)

Weighted Average number of
 shares outstanding:

          Basic                    79,811,693     48,201,978         73,656,191     48,201,978
          Diluted                  79,811,693     60,147,292         73,656,191     48,201,978

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     FOR THE NINE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                                                  Preferred Stock               Common Stock             Additional
                                            ---------------------------   ---------------------------      Paid-In
                                               Shares         Amount         Shares         Amount         Capital
                                            ------------   ------------   ------------   ------------    -----------
Balance September 30, 2004                    1,365,960    $    13,660     56,116,342    $   280,583    $ 164,442,227
Conversion of notes payable -
  unrelated parties into
  common stock                                                             11,245,615         56,228         256,870
Common stock issued for accrued
  401(k) plan contribution and
  other liabilities                                                         6,748,574         33,742         385,106
Common stock issued in
  exchange for services                                                     8,876,947         44,385         781,599
Beneficial conversion feature
 related to long-term convertible debt                                                                     1,428,375
Common stock issued related to
 subscription agreement                                                     1,250,000          6,250          93,750

Effects of issuance of warrants
 with notes payable - unrelated parties                                                                      129,500
Stock options issued in exchange
 for services                                                                                                138,000
Net loss
Change in unrealized foreign
 exchange translation gains/
 (losses) (a)
                                            ------------   ------------   ------------   -----------    ------------
Balance June 30, 2005                         1,365,960    $    13,660      84,237,478   $   421,188    $167,655,427
                                            ============   ============   ============   ===========    ============

(a) Comprehensive income/(loss) for the three and nine months ended June 30, 2005 totaled $(817,680) and $(3,434,923) and totaled $(659,126) and $515,553 for the three and nine months ended June 30, 2004.

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     FOR THE NINE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                               Accumulated
                                                                                  Other
                                             Subscription     Accumulated     Comprehensive    Treasury
                                              Receivable        Deficit           Loss           Stock           Total
                                             ------------    -------------    -------------   -----------    -------------
Balance September 30, 2004                       --          $(186,517,047)   $ (1,808,663)   $   (67,240)   $(23,656,480)
Conversion of notes payable -
  unrelated parties into
  common stock                                                                                                    313,098
Common stock issued for accrued
  401(k) Plan contribution
  and other liabilities                                                                                           418,848
Common stock issued in exchange
  for services                                                                                                    825,984
Beneficial conversion feature
 related to additional long-term
 convertible debt                                                                                               1,428,375
Common stock issued related to
 subscription agreement                          (74,000)                                                          26,000

Effects of issuance of warrants
 with notes payable - unrelated
 parties                                                                                                          129,500
Stock options issued in exchange
 for services                                                                                                     138,000

Net loss                                                        (3,631,487)                                    (3,631,487)
Change in unrealized foreign
 exchange translation gains                                                        196.564                        196,564

                                             ------------    -------------    -------------   -----------    -------------
Balance June 30, 2005                        $   (74,000)    $(190,148,534)   $ (1,612,099)   $   (67,240)   $ (23,811,598)
                                             ============    =============    =============   ===========    =============

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Nine Months Ended
                                                                  June 30,
                                                          --------------------------
                                                             2005            2004
                                                          ----------      ----------
Cash Flows from Operating Activities:

Net loss                                                 ($3,631,487)      ($256,375)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation and amortization                                257,008         118,463
Common stock issued in exchange for services                 825,984            --
Amortization of deferred financing costs and
  debt discount                                              337,965            --
Variable stock option charge                                  41,400            --
Charges to interest expense for warrants
issued with note  payable - related parties                   --              80,250
Charges to interest expense for beneficial
 conversion features of notes payable - unrelated
 parties                                                   1,428,375            --
Gain on liquidation of foreign subsidiaries:                  --            (320,951)
Gain on settlement of liabilities                             --          (1,042,939)
Changes in operating assets and liabilities:
 net of effects of acquisitions
Restricted cash                                               --            (418,750)
Accounts receivable                                         (150,102)        440,983
Inventory                                                    134,246         123,106
Prepaid expenses and other current assets                     56,510          (2,818)
Other assets and restricted cash                             358,378          19,732
Accounts payable                                             493,838          59,833
Accrued expenses and other liabilities                       (18,106)       (501,035)
Deferred revenue                                              62,933          81,008
                                                          ----------      ----------
Net cash provided by (used in) operating activities          196,942      (1,619,493)
                                                          ----------      ----------
Cash Flows from Investing Activities:

Acquisition of businesses - net of cash acquired          (1,989,935)          --
                                                          ----------      ----------
Cash Flows from Financing Activities:

Proceeds from notes and convertible notes payable:
  Related parties                                            --              137,339
  Unrelated parties                                        1,850,000       2,250,000
Repayment of notes payable - unrelated parties               --             (391,735)
Deferred financing                                           --             (236,722)
Cash received from sale of common stock                       26,000           --
                                                          ----------      ----------
Net cash provided by Financing Activities                  1,876,000       1,758,882
                                                          ----------      ----------
Net increase in cash                                          83,007         139,389

Cash at beginning of period                                  101,390          25,265
                                                          ----------     -----------
Cash at end of period                                     $  184,397     $   164,654
                                                          ==========     ===========

Noncash investing and financing activities:
Long-term convertible notes payable -
 unrelated parties converted into common stock            $  313,098

Common stock issued for payment of liabilities            $  418,848

Stock options issued for services                         $  138,000

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Background and Description of Business

CAPE SYSTEMS GROUP, Inc. ("Cape" or "Vertex" or "we" or "our" or the "Company") is a provider of supply chain management technologies, including enterprise software systems and applications, radio frequency identification systems, and software integration solutions, that enable our customers to manage their order, inventory and warehouse management needs, consultative services, and software and hardware service and maintenance. We serve our clients through two general product and service lines: (1) enterprise solutions; and (2) service and maintenance for our products and services, including service and maintenance of software and hardware we resell for third parties. Our enterprise solutions include a suite of Java-architected software applications, applications devoted to the AS/400 customer base, as well as a portfolio of "light-directed" systems for inventory, warehouse and distribution center management. We provide a full range of software and hardware services and maintenance on a 24-hour, 7-days a week, 365-days a year basis, including the provision of wireless and wired planning and implementation services for our customers' facilities.

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

Going Concern Matters

Based upon our substantial working capital deficiency ($25,842,000) and stockholders' deficiency ($23,812,000) at June 30, 2005, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on one of our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

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

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Outlook:

We had current obligations at June 30, 2005 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, if required, short-term debt and related interest, capital expenditures and expenses related to cost-reduction initiatives, and to pay liabilities that could arise from litigation claims and judgments.

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

Initiatives Completed or in Process:

The following initiatives related to raising required funds, settling liabilities and/or reducing expenses have been completed or are in process:

(i) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the year ended September 30, 2004, we recognized a noncash gain of $321,000 from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary. Upon legal resolution of the approximately $7,522,000 of net liabilities of these remaining European entities as of June 30, 2005, we expect to recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(ii) The Company is negotiating with vendors to settle balances at substantial discounts. In addition, the Company is negotiating to settle certain notes payable and approximately $3,700,000 of litigation accruals at a discount or with the issuance of shares of Cape.

(iii) During the nine months ended June 30, 2005, we realized net gains of approximately $168,800 from settlements of liabilities totaling $520,800 through the payments of approximately $352,000 in cash.

(iv) During the nine months ended June 30, 2005 convertible notes payable to unrelated parties in the principal amount of $313,098 were converted into 11,245,615 shares of common stock.

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

We are currently in default pursuant to secured convertible notes issued pursuant to a securities purchase agreement dated April 28, 2004 (the "SPA"). Pursuant to the SPA, we are obligated to have two times the number of shares that the convertible notes are convertible into registered pursuant to an effective registration statement. We filed a registration statement on Form S-1, as amended, that was declared effective by the Securities and Exchange Commission on August 9, 2004. All of the shares of common stock underlying the secured convertible notes that were registered on the S-1 have been issued. On April 26, 2005, we filed a registration statement on Form SB-2 registering additional shares to be issued upon conversion of the secured convertible notes pursuant to the SPA, however, the SB-2 registration statement is currently being reviewed and has not been declared effective.

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

(vi) On January 12, 2005, we entered into a Stock Purchase Agreement with Peter
B. Ayling, Elizabeth M. Ayling, Brad L. Leonard, Michael C. Moore, Cape Systems and Consulting Services Ltd. (the "CSCS Ltd.") and Cape Systems, Inc. ("CSI) pursuant to which we purchased on that date all of the issued and outstanding shares of common stock of Cape Systems and Consulting Services Ltd. (collectively "Cape Systems") from Peter B. Ayling and Elizabeth M. Ayling and Cape Systems, Inc. from Brad L. Leonard and Michael C. Moore for an aggregate purchase price of $2,000,000. Pursuant to the Stock Purchase Agreement, the parties executed an escrow agreement pursuant to which $200,000 of the purchase price was placed in escrow for a period of 15 months as a fund for indemnity claims arising out of the transaction. The acquisition was accounted for pursuant to the purchase method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" effective as of January 12, 2005.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

The condensed consolidated balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004 (the "2004 Form 10-K").

2. Sales or Divestitures of Non-Core Businesses

The Company developed and initiated a plan in the quarter ended June 30, 2002 that would result in the sale or divestiture of assets or closings of businesses that are not part of the Company's current strategic plan or have not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets (see
Note 2 in the 2004 Form 10-K). After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France
- previously ICS France) and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the second quarter of fiscal 2004, the Company recognized a noncash gain from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary, as explained below. Accordingly, the remaining net assets and retained liabilities of these businesses are classified as net liabilities associated with subsidiaries in liquidation in the accompanying June 30, 2005 and September 30, 2004 condensed consolidated balance sheets. While the Company expects the liquidation process to take through at least December 31, 2005, significant variations may occur based on the complexity of the entity and requirements of the respective country.

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

The following is a summary of net assets and retained liabilities as of June 30, 2005 and September 30, 2004:

                                                 June 30,    September 30,
                                                   2005           2004
                                               -----------    -----------
           Cash                                $   196,983    $   200,504
           Receivables, net                      1,151,066      1,181,413
           Inventories, net                        635,301        652,053
           Accounts payable                     (2,234,843)    (2,288,560)
           Accrued liabilities                  (6,150,189)    (6,310,102)
           Loans payable - banks                (1,120,545)    (1,150,091)
                                               -----------    -----------
           Net liabilities associated with
             subsidiaries in liquidation       $(7,522,227)   $(7,714,783)
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

Except for the gain from the liquidation of the U.K. subsidiary and changes in the unrealized foreign translation loss, the results of operations of these businesses for the three months and nine months ended June 30, 2005 and 2004 were not significant.

3. Business Combination

As explained in Note 1, on January 12, 2005, the Company entered into a stock purchase agreement pursuant to which it acquired all of the issued and outstanding shares of common stock of CSCS Ltd. and its subsidiary, CSI, for an aggregate purchase price of $2,000,000, excluding acquisition costs of $198,700. The acquisition, which was completed in order to expand our customer base, was financed primarily through the sale of $1,850,000 of secured convertible notes and warrants to purchase 1,850,000 shares of the Company's common stock (see
Note 5).

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

The acquisition was accounted for as a purchase pursuant to Statement of Financial Accounting Standards No. 141, "Business Combinations." Accordingly, the assets and liabilities of the acquired companies were recorded based on their fair values as of the acquisition date with the excess of the acquisition costs over the fair value of the net assets acquired initially allocated to goodwill. The Company is in the process of obtaining a valuation report for the business combination. The cost of the acquisition of $2,198,700 allocated to the Company's estimation of the fair values of the assets and liabilities of the acquired companies as follows:

                  Cash                                          $208,765
                  Accounts receivable                            214,762
                  Inventories                                     35,486
                  Prepaid expenses                                97,671
                  Equipment, furniture and fixtures               34,108
                  Accrued expenses                               (42,406)
                  Deferred revenue                              (214,778)
                  Notes payable                                   (6,723)
                  Accounts payable                               (24,592)
                  Other intangible assets                      1,546,407
                  Goodwill                                       350,000
                                                              ----------

                  Total cost allocated                        $2,198,700
                                                              ==========

The acquisition closed effective January 12, 2005 and, accordingly, include the results of operations of the acquired companies from January 12, 2005.

The following table presents unaudited pro forma results of operations of the Company as if the above described acquisition had occurred at October 1, 2003:

                      (in thousands except per share data)

                       Three Months             Nine Months
                       Ended June 30,           Ended June 30,
                       2005         2004        2005          2004
                       ------       -----       -----         ------
Revenues             $    700      $ 1,000    $  3,200     $  3,100
Net loss               (1,350)        (500)     (4,050)      (2,000)
Net loss per share*      (.02)        (.01)       (.05)        (.03)

* Includes a nonrecurring charge of $1,400 ($.02 per share) for the nine months ended June 30, 2005 for the beneficial conversion feature given to the investors that provided financing for the acquisition (See Note 5).

The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 2005, nor do they purport to be indicative of the future results of operations of the Company.

4. NOTES PAYABLE TO UNRELATED PARTIES

Notes payable to unrelated parties classified as current liabilities consist of past due notes payable to Renaissance Software, Inc. in the amount of $1,227,500 as of June 30, 2005. For additional information, see Note 10 in the 2004 Form 10-K.

5. CONVERTIBLE NOTES PAYABLE - UNRELATED PARTIES

Non-current convertible notes payable to unrelated parties with a carrying value of $4,159,926 at June 30, 2005 ($4,438,656 of principal, net of unamortized discount of $278,730) arose from loans under (a) a Securities Purchase Agreement (the "2004 Agreement") with four accredited investors on April 28, 2004 and January 11, 2005 for the private placement (the "2004 Private Placement") of (i) $3,000,000 in convertible notes (the "2004 Convertible Notes") and (ii) warrants (the "2004 Warrants") to purchase 3,000,000 shares of our common stock; and (b) a Securities Purchase Agreement (the "2005 Agreement) for the private placement (the "2005 Private Placement") of (i) $1,850,000 in convertible notes (the "2005 Convertible Notes") and (ii) warrants (the "2005 Warrants") to purchase 1,850,000 shares of common stock.

2004 Convertible Notes

The 2004 Convertible Notes bear interest at 10% and mature two years from the date of issuance. At the investors' option, 50% of the 2004 Convertible Notes will be convertible into our common stock at the lower of $0.30 or 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date and the other 50% of the Convertible Notes will be convertible into our common stock at the lower of $0.30 or 55% of the same average over the same trading period. The full principal amount of the 2004 Convertible Notes would become due upon any default under the terms of the 2004 Convertible Notes. The 2004 Warrants are exercisable until five years from the date of issuance at a purchase price of $0.11 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The Company allocated proceeds of $427,500 to the fair value of the warrants and the remaining $2,572,500 to the fair value of the 2004 Convertible Notes. Based on the excess of the aggregate fair value of the common shares that would have been issued if the 2004 Convertible Notes had been converted immediately over the proceeds allocated to the 2004 Convertible Notes, the investors received a beneficial conversion feature that had an aggregate intrinsic value of approximately $1,096,000 as of the commitment date. Accordingly, the Company recorded an increase in additional paid-in capital and debt discount of $1,524,000 in connection with the issuance of the 2004 Convertible Notes and 2004 Warrants, of which $1,171,000 was amortized to interest expense during the year ended September 30, 2004 and $325,850 during the nine months ended June 30, 2005.

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

Based on the excess of the aggregate fair value of the common shares that would have been issued if the 2005 Convertible Notes had been converted immediately over the proceeds allocated to the 2005 Convertible Notes, the investors received a beneficial conversion feature that had an aggregate intrinsic value of approximately $1,161,500 as of the commitment date. Accordingly, the Company recorded an increase in additional paid-in capital and the additional debt discount of $1,032,000 which was amortized to interest expense immediately since these notes can be converted immediately. In addition the aggregate intrinsic value of the 2005 Warrants was $129,500 which was recorded as additional paid-in capital and debt discount, $12,100 of which was amortized to interest expense during the nine months ended June 30, 2005.

During August and September 2004, the Company issued 1,754,384 common shares upon the conversion of 10% Convertible Notes with an approximate principal balance of $98,000 at conversion prices of $0.054 and $0.055 per share.. During the three months ended December 31, 2004, the Company issued 11,245,615 common shares upon the conversion of 10% Convertible Notes with an approximate principal balance of $313,000 at conversion prices ranging from $0.02 to $0.05 per share. In addition, on July 5, 2005 the Company issued 786,300 common shares upon the conversion of 10% Convertible Notes with an approximate principal balance of $33,000 at a conversion price of $0.04 per share.


6. STOCKHOLDERS' DEFICIENCY

Shares Issued for Services and Directors' Fees and Accrued Liabilities

During the nine months ended June 30, 2005, the Company issued 8,876,947 shares of common stock for various consulting and professional services rendered and recorded charges of approximately $825,984, based on the fair value of the shares issued.

During the nine months ended June 30, 2005, the Company issued: 1,262,718 shares of common stock to settle various outstanding payroll obligations totaling approximately $101,800; 1,951,452 shares to its 401K Retirement Plan in satisfaction of its accrued calendar 2002 and 2003 matching contribution obligation of approximately $137,000; and 3,534,404 shares in satisfaction of accrued Directors Fees and other liabilities of $180,000.

During the nine months ended June 30, 2005, the Company issued 1,250,000 shares of common stock at a price of $0.08 per share totaling $100,000 under the terms of a subscription agreement dated June 8, 2005. The Company received proceeds of $26,000 from the sale of 1,250,000 shares of common stock and the balance of $74,000 is recorded as subscription receivable at June 30, 2005.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In July 2005, the Company issued 3,750,000 shares of the Company's common stock under the terms of an agreement that provides the Company with a license to use proprietary software for real time information and materials in a secure environment over the Internet.

Preferred Stock

Midmark Capital L.P. and its affiliate, Midmark Capital II, L.P., and certain individuals related to these two entities, which are referred to collectively as "Midmark", own shares of the Company's preferred and common stock and have the ability to purchase a majority interest in the Company (see Note 12 in the 2004 Form 10-K). As also explained in Note 12 in the 2004 Form 10-K, in September 2004, the Company issued 7,615 share of Series "D" convertible preferred stock to Midmark upon conversion of approximately $7,615,000 of convertible and demand notes payable and accrued interest. The Company and Midmark also entered into a Redemption Agreement providing for the redemption of a number of shares of Series D preferred stock with a value of $504,713 based on the per share liquidation value of the Series D preferred stock by no later than December 31, 2004. However, the payment was not made and, accordingly, a total of 504 shares of Series D preferred stock with an aggregate liquidation value of $504,713 remains in current liabilities as mandatory redeemable Series D preferred stock in the accompanying condensed consolidated balance sheets as of June 30, 2005 and September 30, 2004.

Pro Forma and Other Disclosures Related to Stock Options

As of September 30, 2004, the Company had granted options to purchase a total of 6,808,514 shares of common stock.

As further explained in Note 3 in the 2004 Form 10-K, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" the Company accounts for its employee stock option plans using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, it does not recognize compensation cost for options with exercise prices at or above fair market value on the date of grant and, instead, it is required by SFAS 123 and SFAS 148, "Accounting for Stock- Based Compensation - Transition and Disclosure" to make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company granted 1,220,000 stock options to employees during the nine months ended June 30, 2005 at exercise prices equal to the fair value at the date of the grant, and did grant any options to employees in the nine months ended June 30, 2004. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date in all periods and had amortized the cost over the vesting period pursuant to SFAS 123, net loss, loss applicable to common stock and net loss per common share would have been increased to the pro forma amounts indicated in the table below:

                                         Three Months                Nine Months
                                        Ended June 30,              Ended June 30,
                                 --------------------------    -----------------------
                                    2005           2004           2005          2004
                                  -------        --------      ---------     ---------
Net income (loss)-as reported    ($1,353,223)   $  588,464    ($3,631,487)   ($256,375)
  Deduct total stock -
    based employee
    compensation expense
    determined under a
    fair value based method
    for all awards, net of
    related tax effects             (115,462)    (246,111)     (569,136)   (741,418)
                                 -----------   ----------    ----------   ---------
  Net loss - pro-forma           $(1,468,685)  $ (342,353)   (4,200,623)  $(997,793)
                                 ============  ===========   =========== ==========
  Basic and diluted
   Income (loss) per common
    share - as reported          $      (.02)  $      .01    $     (.05)  $    (.02)
  Basic and diluted
   Income (loss) per common
    share - pro-forma            $      (.02)  $     (.01)   $     (.06)  $    (.02)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used in fiscal 2005 (no options were granted in fiscal 2004):



  Expected dividend yield                    0.00%
  Expected stock price volatility            157%
  Risk-free interest rate                    3.5%
  Expected life of options                   5 years


As a result of amendments to SFAS 123, the Company will be required to expense the fair value of all employee stock options over the vesting period beginning with its fiscal quarter ending December 31, 2006.

7. EARNINGS (LOSS) PER SHARE

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of SFAS 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss (there are no dividend requirements on the Company's outstanding preferred stock) by the weighted average number of common shares outstanding during each period.

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

As of June 30, 2005, there were 381,189,461 shares of common stock potentially issuable upon the exercise of stock options (10,228,514 shares), warrants (4,850,000 shares) and the conversion of convertible securities (366,110,947 shares). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for the nine months ended June 30, 2005 and 2004 and the three months ended June 30, 2005 because the Company had net loss in each period and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive. As of June 30, 2004, there were 20,937,628 shares of common stock potentially issuable upon the exercise of stock options (7,224,456 shares), warrants (5,569,980 shares) and the conversion of convertible securities (8,143,192 shares). The incremental shares of 11,945,314 were used in the calculation of diluted earnings per share in the three months ended June 30, 2005

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8. Income Taxes

The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, in order to obtain tax benefits. For the state fiscal years through 2004 (July 1, 2003 to June 30, 2004) the Company had approximately $7,976,000 of total available net operating loss carryforwards that were saleable, of which New Jersey permitted the Company to sell approximately $5,835,000. On December 17, 2004, the Company received approximately $457,000 from the sale of these benefits which was recognized as an income tax credit during the nine months ended June 30, 2005.

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

Settled Litigation

a) On or about October 29, 2004, an action against Vertex was commenced in New York State Supreme Court, New York County, captioned NautaDutilh vs. Vertex Interactive, Inc. The action, which demanded $434,189, alleged nonpayment by Vertex of attorneys' fees allegedly incurred by Vertex in connection with a potential acquisition transaction and the reorganization of Vertex's foreign business operations. The Company had accrued the amount demanded. In January 2005, this action was settled for $300,000 and the gain on settlement of approximately $134,000 was recognized in the nine months ended June 30, 2005.

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

In addition, a number of former employees of a California based division of the Company had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. The Company had disputed the claims, primarily on the basis of the lack of documentation for hours worked during the period. However in July 2003, these claims were heard by the California DOL and the amounts claimed, together with interest and penalties aggregating approximately $100,000 which remain unpaid as of June 30, 2005, were granted to these former employees.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company believes, although there can be no assurances, that the payroll obligations including penalties as of June 30, 2005 totaling approximately $428,000 to both the N.J.D.O.L and the California DOL will be satisfied by the fiscal quarter ending September 30, 2006.


For the three and nine months ended June 30, 2005 the Company recorded a charge of approximately $113,000 in penalties and interest in connection with delinquent filings of the Company's Form 5500 annual reports.

Employment Agreements

In connection with the acquisition, we entered into an employment agreement with Brad L. Leonard to serve as Vice President General Manager - Sales, Cape Systems. Pursuant to the employment agreement, Mr. Leonard will receive an annual salary of $110,000. He was granted options to purchase 1,000,000 shares of common stock upon execution, of which 200,000 options vest immediately and the balance of 800,000 options vest over a period of five years. The Company accounts for these options as a variable stock option plan. The employment agreement can be terminated by the Company upon 30 days written notice to Mr. Leonard and by Mr. Leonard upon written notice to the Company for just cause, as defined therein.

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

The following geographic information presents total revenues, gross margins and identifiable assets for the three and nine months ended June 30, 2005:

                                 Three Months                Nine Months
                                 Ended June 30, 2005         Ended June 30, 2005
Revenues
      North America               $  552,972                 $ 2,406,741
      United Kingdom                 128,733                     289,529
                                  ----------                 -----------
                                  $  681,705                 $ 2,696,270
                                  ==========                 ===========

Gross Profit
      North America               $  237,189                 $ 1,283,776
      United Kingdom                  32,797                     104,412
                                  ----------                 -----------
                                  $  269,986                 $ 1,388,118
                                  ==========                 ===========



Identifiable assets
      North America                                          $ 3,056,561
      United Kingdom                                             301,792
                                                             -----------
                                                             $ 3,358,353
                                                             ===========


11. Related Party Transaction

The Company hired Mr. David Sasson as Chief Operating Officer effective May 1, 2005. Mr. Sasson is a majority owner of a privately held company, Open Terra, which provides customer service and technical support to the Company. During the three and nine months ended June 30, 2005 the Company paid Open Terra approximately $22,500 and $67,500 for these services, respectively.

12. Subsequent Events

On August 10, 2005, the Company entered into an agreement to sell up to $850,000 principal amount of secured convertible notes and warrants to purchase 850,000 shares of the Company's common stock with certain institutional investors. The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into the Company's common stock, at the investor's option, at the lower of (a) $0.09 or (b) 40% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The warrants are exercisable over a five year period from the date of issuance at a purchase price of $0.09 per share. The agreement provided for an initial tranche of $250,000 upon entering into the agreement, with further monthly tranches of $100,000 on the final business day of each month beginning in September 2005 and ending in February 2006. In the event that a registration statement registering the shares of common stock underlying the secured convertible notes and warrants is declared effective prior to the final tranche, the Company shall sell the remaining secured convertible notes and warrants to the investors within five business days after effectiveness. In addition, either the Company or a majority in interest of the buyers can cancel the subsequent tranches upon 30 days written notice to the other party. The new funding is to provide additional working capital for the Company over the period of the draw-down. The initial tranche of $250,000 was received on August 10, 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2005" and "2004" refer to the three and nine months ended June 30, 2005 and 2004, respectively.

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

Impairment of long-lived assets:

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net carrying amount of the assets. The Company has evaluated the value of its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result of its review, the Company does not believe that any change has occurred. If such changes in circumstances are present, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the discounted cash flows expected to result from the use of the asset and amounts expected to be realized upon its eventual disposition.

Goodwill:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under this pronouncement, intangible assets with indefinite lives, such as goodwill, are no longer amortized, but are subject to reductions only when their carrying values exceed their estimated fair values based on annual impairment tests. Fair values for goodwill are based on models that incorporate estimates of future profitability and cash flows.

Variable plan accounting:

The stock options issued to consultants during 2005 are subject to variable plan accounting treatment under applicable accounting standards.

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

Results of Operations

Three months ended June 30, 2005 ("2005") compared to the three months ended June 30, 2004 ("2004").

Operating Revenues:

Operating revenues decreased by approximately $24,000 (or 3.4%) from approximately $706,000 in 2004 to approximately $682,000 in 2005.

Revenues generated by the operations in London and Dallas which were not owned by us in 2004 accounted for approximately $326,000 of the increase offset by a decrease of $350,000 resulting from a decline in hardware/software sales and the loss of a few maintenance contracts.

Products and Services
Sales to customers by the two significant product and service line groupings for the three months ended June 30, 2005 and 2004 are as follows:

                                                      June 30
                                         ------------------------------
                                            2005                2004
                                         ---------           ----------
        Enterprise Solutions             $ 171,000           $       --
        Service, Maintenance and Other     511,000              706,000
                                         ---------           ----------
                                         $ 682,000           $  706,000
                                         =========           ==========

Enterprise Solutions revenues increased by $171,000 during the period mainly due to warehouse expansions by customers which did not occur in 2004 due primarily to a weak economy and our financial position.

Service, maintenance and other revenues decreased approximately $195,000 from 2004. The decrease was due to revenues generated in London and Dallas of approximately $326,000, operations that were not owned by us in 2004 offset by the loss of a few service contracts in the period.

We anticipate that our revenues will, at a minimum, stabilize at these levels or improve slightly as we continue to restructure and look for target acquisitions.

Gross Profit:

Gross profit decreased by approximately $97,000 (or 26.4%) to $270,000 in 2005. As a percent of operating revenues, gross profit was 39.6% in 2005 as compared to 52.0% in 2004. The gross profit was unfavorably impacted by the loss of higher margin service and maintenance contracts.

Operating Expenses:

Selling and administrative expenses increased approximately $622,000 (or 119.7%) from approximately $520,000 in 2004 to $1,143,000 in 2005. Approximately $258,000 of the increase is due to the London and Dallas operations that were not owned by us in 2004 and the balance of approximately $364,000 due to professional fees incurred resulting from numerous regulatory filings and contractual obligations. During 2005, we continued to maintain our various cost control initiatives and anticipate these costs to be stable.

There were no research and development expenses ("R&D"). As a result of the slow economy and our cost cutting efforts, we suspended R&D, focusing our technical resources on maintenance services.

The increase in depreciation and amortization expense to approximately $135,000 in 2005, as compared to approximately $35,000 in 2004, is primarily due to the amortization of intangible assets in connection with the Cape Systems purchase of approximately $128,000.

Interest expense increased by approximately $82,000 to $348,000 in 2005. The increase is due primarily to interest and penalties of approximately $113,000 in connection with delinquent filings of the Company's Form 5500 annual report offset by lower amortization of deferred financing costs.

Gain on settlements increased approximately $1,556 mainly due to our ability to settle a certain debt and obligation for less than its book value.

There is no provision for income taxes in 2004 or 2005 due primarily to the net operating loss carryforwards.

The net loss for the period increased by approximately $1,942,000 to approximately $1,353,000 from net income of $588,000 in 2004, mainly due to a gain in the settlement of certain liabilities of approximately $1,043,000 in 2004 which did not occur in 2005 and the factors mentioned above.

Nine months ended June 30, 2005 ("2005") compared to the nine months ended June 30, 2004 ("2004").

Operating Revenues:

Operating revenues increased by approximately $640,000 (or 31.1%) from approximately $2,056,000 in 2004 to $2,696,000 in 2005.

Revenues from the London and Dallas operations, which were not owned by us in 2004, accounted for approximately $682,000 of the increase with the balance of approximately $42,000 resulting from increased enterprise solution sales offset by the loss of service contracts.

Products and Services

Sales to customers by the two significant product and service line groupings for the nine months ended June 30, 2005 and 2004 are as follows:

                                                            June 30
                                               ---------------------------------
                                                   2005                2004
                                               -----------        --------------

        Enterprise Solutions                   $   981,000        $      84,000
        Service, Maintenance and Other           1,715,000            1,972,000
                                               -----------        -------------
                                               $ 2,696,000        $   2,056,000
                                               ===========        =============

Enterprise Solutions revenues increased by $897,000 during the period mainly due to a number of warehouse expansions by customers.

Service, maintenance and other revenues have decreased approximately $257,000 from 2004. The decrease was a result of the loss of service contracts offset partially by revenues from the London and Dallas operations of approximately $682,000 that were not owned by us in 2004.

We anticipate that our revenues will, at a minimum, stabilize at these levels or improve slightly as we continue to restructure and look for target acquisitions.

Gross Profit:

Gross profit increased by approximately $447,000 (or 47.5%) to $1,388,000 in 2005. As a percent of operating revenues, gross profit was 51.5% in 2005 as compared to 45.7% in 2004. The gross profit was favorably impacted primarily by the addition of the London and Dallas operations of $426,000 (90.6%) which we did not own in 2004.

Operating Expenses:

Selling and administrative expenses increased approximately $1,492,000 (or 91.9%) from approximately $1,624,000 in 2004 to $3,116,000 in 2005.
Approximately $507,000 of the increase is due to the London and Dallas operations that were not owned by us in 2004 and the balance of approximately $985,000 due to professional fees incurred resulting from numerous regulatory filings and contractual obligations. During 2005 we continued to maintain our various cost control initiatives and anticipate these costs to be stable.

There were no research and development expenses ("R&D"). As a result of the slow economy and our cost cutting efforts, we suspended R&D in 2004, focusing our technical resources on maintenance services.

The increase in depreciation and amortization expense to approximately $257,000 in 2005, as compared to approximately $118,000 in 2004, is primarily due to the amortization of intangible assets in connection with the Cape Systems purchase of approximately $241,000.

Interest expense increased by approximately $1,504,000 to $2,285,000 in 2005. The increase is due to a charge for the beneficial conversion of convertible debt of $1,428,000, interest and penalties of approximately $113,000 in connection with delinquent filings of the Company's Form 5500 annual report offset by reduced amortization of deferred financing costs.

Gain on settlements totaled approximately $169,000 in 2005 mainly due to our ability to settle certain debts and obligations for less than their book value.

There is no provision for income taxes in 2004 or 2005 due primarily to the net operating loss carryforwards.

We realized a tax credit of approximately $457,000 by selling NJ State net operating loss carryforwards during the nine months ended June 30, 2005.

The net loss for the period increased by approximately $3,375,000 to approximately $3,631,000 from a loss of $256,000 in 2004, mainly due to the factors mentioned above.

Liquidity and Capital Resources

Based upon our substantial working capital deficiency ($25,842,000) and stockholders' deficiency ($23,812,000) at June 30, 2005, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

The successful implementation of our business plan has required, and will require on a going forward basis, substantial funds to finance (i) continuing operations, (ii) further development of our enterprise software technologies,
(iii) settlement of existing liabilities including past due payroll obligations to the employees, officers and directors, and our obligations under existing or possible litigation settlements, (iv) possible selective acquisitions to achieve the scale we believe will be necessary to remain competitive in the global SCM industry and (v) the integration of the recently completed acquisition of Cape Systems. There can be no assurance that we will be successful in raising the necessary funds or integrate the recently completed acquisition.

Fiscal 2005 Outlook:

We had current obligations at June 30, 2005 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, if required, short-term debt and related interest, capital expenditures and expenses related to cost-reduction initiatives, and to pay liabilities that could arise from litigation claims and judgments.

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

Initiatives Completed or in Process:

The following initiatives related to raising required funds, settling liabilities and/or reducing expenses have been completed or are in process:

(i) We completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell our five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the year ended September 30, 2004, we recognized a noncash gain of $321,000 from the approval by creditors of the liquidation of the net liabilities of the Company's U.K. subsidiary. Upon legal resolution of the approximately $7,522,000 of net liabilities of these remaining European entities as of June 30, 2005, we expect to recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(ii) The Company is negotiating with vendors to settle balances at substantial discounts. In addition, the Company is negotiating to settle certain notes payable and approximately $3,700,000 of litigation accruals at a discount or with the issuance of shares of Cape.

(iii) During the nine months ended June 30, 2005, we realized net gains of $168,800 from settlements of liabilities totaling $520,800 through the payments of approximately $352,000 in cash.

(iv) During the nine months ended June 30, 2005 convertible notes payable to unrelated parties in the principal amount of $313,098 were converted into 11,245,615 shares of common stock.

(v) On January 11, 2005, we entered into a Securities Purchase Agreement and sold (i) $1,850,000 in secured convertible notes and (ii) warrants to purchase 1,850,000 shares of our common stock to accredited investors. The secured convertible notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the NASDAQ bulletin board for the 20 trading days before but not including the conversion date.

The full principal amount of the secured convertible notes, plus a default interest rate of 15%, is due upon a default under the terms of secured convertible notes. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission which includes the common stock underlying the secured convertible notes and the warrants. If the registration statement is not filed and declared effective within 60 days from the date of closing, we are required to pay liquidated damages to the investors. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares of our common stock or cash, at the election of the investors, in an amount equal to 3% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

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

                            CAPE SYSTEMS GROUP, INC.

                         ITEM 3. CONTROLS AND PROCEDURES


      a) Evaluation of Disclosure Controls and Procedures: As of June 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the repots we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Please see the subsection "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls" below.

      b) Except for changes in controls described above, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described below, as a result of our evaluation of our disclosure controls and procedures as of June 30, 2005, we determined that our controls and procedures are not effective and subsequent to the period of this report, began to implement changes to our internal controls.

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

During our preparation of Form 10-QSB for the quarter ended June 30, 2005, our independent registered public accounting firm identified certain material weaknesses. These material weaknesses did not result in the restatement of any previously reported financial statements or any other related financial disclosure. As defined by the Public Company Accounting Oversight Board Auditing Standard No.2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. These deficiencies and issues include:

      o Stock options that we had granted to non-employee consultants during the second quarter of fiscal 2005 should have been accounted for under variable accounting and we have corrected the accounting for these stock options as of the third quarter of fiscal 2005. The changes that would have resulted in the financial statements for the second quarter of fiscal 2005 were deemed immaterial; and

      o Revenue recognized for a particular contract during the third quarter of fiscal 2005 should have been deferred to the fourth quarter of fiscal 2005 and we have corrected the accounting for this revenue recognition as of the third quarter of fiscal 2005.

In order to remediate this issue, we have instituted a policy requiring at least two accounting personnel, one of which must be the Chief Financial Officer, to review all contracts and provide an independent assessment of how revenue should be accounted for. In the event that such personnel have conflicting opinions on the recognition of revenue, we will seek outside, independent advice to determine the method of revenue recognition.

                            CAPE SYSTEMS GROUP, INC.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We have previously disclosed in our annual and quarterly filings all legal proceedings or claims, of which we are aware, that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results. There have been no material developments during the period covered by this report.

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

         In addition, a number of former employees of a California based division of the Company had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. The Company had disputed the claims, primarily on the basis of the lack of documentation for hours worked during the period. However in July 2003, these claims were heard by the California DOL and the amounts claimed, together with interest and penalties aggregating approximately $100,000 which remain unpaid as of June 30, 2005, were granted to these former employees.

         The Company believes, although there can be no assurances, that the payroll obligations including penalties as of June 30, 2005 totaling approximately $428,000 to both the N.J.D.O.L and the California DOL will be satisfied by the fiscal quarter ending September 30, 2006.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 2005, we issued 3,000,000 shares of our common stock to three consultants for services provided. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

         During the quarter ended June 30, 2005, we issued 701,417 shares of our common stock to Jeffrey Marks for legal services rendered. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

         During the quarter ended June 30, 2005, we issued 565,659 shares to two former employees in settlement of outstanding payroll obligations. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

         The following table provides information about purchases by us and our affiliated purchasers during the quarter ended June 30, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

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

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

         We are currently in default pursuant to secured convertible notes issued pursuant to a securities purchase agreement dated April 28, 2004 (the "2004 SPA"). Pursuant to the 2004 SPA, we are obligated to have two times the number of shares that the secured convertible notes are convertible into registered pursuant to an effective registration statement. We filed a registration statement on Form S-1, as amended, that was declared effective by the Securities and Exchange Commission on August 9, 2004. All of the shares of common stock underlying the secured convertible notes that were registered on the S-1 have been issued. On January 11, 2005, we entered into a securities purchase agreement (the "2005 SPA") pursuant to which we issued secured convertible notes and warrants. The terms of the 2005 SPA required us to have a registration statement registering the shares underlying the secured convertible notes and warrants effective within 60 days of closing. We are currently in default under the 2005 SPA. On April 26, 2005, we filed a registration statement on Form SB-2 registering shares to be issued upon conversion of the secured convertible notes pursuant to the 2005 SPA, however, the SB-2 registration statement is currently being review and has not been declared effective.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5   OTHER INFORMATION

          On August 10, 2005, we entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of (i) $850,000 in secured convertible notes and (ii) warrants to purchase 850,000 shares of our common stock.

                            CAPE SYSTEMS GROUP, INC.

                          PART II - OTHER INFORMATION


         The investors are obligated to provide us with the funds as follows:

         o    $250,000 was disbursed on August 10, 2005; and
         o $100,000 will be disbursed on the final business day of each month beginning in September 2005 and ending in February 2006.

         However, the aggregate $850,000 principal amount of secured convertible notes and the warrants to purchase an aggregate of 850,000 shares of common stock shall be sold by us and purchased by the investors no later than five business days after effectiveness of a registration statement registering the shares of common stock underlying the secured convertible notes and warrants. In addition, either the Company or a majority-in-interest of the investors may terminate their obligation to participate in the additional monthly tranches upon 30 days written notice to the other party.

         The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

         o    $0.09; or
         o 40% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

         The full principal amount of the secured convertible notes are due upon a default under the terms of secured convertible notes. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission within 45 days of closing, which will include the common stock underlying the secured convertible notes and the warrants. If the registration statement is not filed within 45 days of closing or if the registration statement is not declared effective within 90 days from the date of closing, we are required to pay liquidated damages to the investors. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares or cash, at the election of the investors, in an amount equal to three percent of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

         The warrants are exercisable until five years from the date of issuance at a purchase price of $0.09 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

         Upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for our shares of common stock for the five trading days immediately preceding such issuance as set forth on our principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

         The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position.

         The investors have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

ITEM 6   EXHIBITS

4.1 Securities Purchase Agreement, dated August 10, 2005, by and among Cape Systems Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.
4.2 Callable Secured Convertible Note issued to AJW Offshore, Ltd., dated August 10, 2005.
4.3 Callable Secured Convertible Note issued to AJW Qualified Partners, LLC, dated August 10, 2005.
4.4 Callable Secured Convertible Note issued to AJW Partners, LLC, dated August 10, 2005.
4.5 Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated August 10, 2005.
4.6   Stock Purchase  Warrant issued to to AJW Offshore,  Ltd., dated August 10,
      2005.
4.7 Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated August 10, 2005.
4.8   Stock Purchase Warrant issued to AJW Partners, LLC, dated August 10, 2005.
4.9 Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated August 10, 2005.
4.10 Registration Rights Agreement, dated as of August 10, 2005, by and among Cape Systems Group, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.
4.11 Security Agreement, dated as of August 10, 2005, by and among Cape Systems Group, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.
4.12 Intellectual Property Security Agreement, dated August 10, 2005, by and among Cape Systems Group, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                            CAPE SYSTEMS GROUP, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CAPE SYSTEMS GROUP, INC.

Date: August 19, 2005                    By: /s/ NICHOLAS R. TOMS
                                             ---------------------
                                             Nicholas R. Toms
                                             Chief Executive Officer (Principal
                                             Executive Officer) and
                                             Chief Financial Officer (Principal
                                             Financial Officer and
                                             Principal Accounting Officer)