Form 10-K/A
period 2004-09-30
CAPE SYSTEMS GROUP, INC
filed 2005-10-07
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

PREFERRED STOCK, SERIES "A", PAR VALUE $.01 PER SHARE: 1,356,852 SHARES OUTSTANDING AS OF DECEMBER 28, 2004.

PREFERRED STOCK, SERIES "B", PAR VALUE $.01 PER SHARE: 1,000 SHARES OUTSTANDING AS OF DECEMBER 28, 2004.

PREFERRED STOCK, SERIES "C-1", PAR VALUE $.01 PER SHARE: 997 SHARES OUTSTANDING AS OF DECEMBER 28, 2004.

PREFERRED STOCK, SERIES  "D"(redeemable and non-redeemable),  PAR VALUE $.01 PER
SHARE: 7,615 SHARES OUTSTANDING AS OF DECEMBER 28, 2004.


              DOCUMENTS INCORPORATED BY REFERENCE:

NONE.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K for the annual period ended September 30, 2004 of Cape Systems Group, Inc. (formerly Vertex Interactive, Inc.) is filed solely for the purpose of amending and restating
Part II, Item 9A, Controls and Procedures, to include a description of our disclosure controls and procedures, the conclusions of the principal executive officer and the principal financial officer as of September 30, 2004 and a description of significant deficiencies and material weaknesses found in our controls and procedures and steps we have taken to remediate these problems. In addition, in connection with the filing of this Amendment No. 1 to the Annual Report on Form 10-K and pursuant to the rules of the Securities and Exchange Commission, we are including currently dated certifications. Except as described above, no other changes have been made to the Annual Report on Form 10-K for the annual period ended September 30, 2004. This Amendment No. 1 to the Annual Report on Form 10-K continues to speak as of the date of the Annual Report on Form 10-K for the annual period ended September 30, 2004, and we have not updated the disclosures contained in this Amendment No. 1 to the Annual Report on Form 10-K for the annual period ended September 30, 2004 to reflect any events that occurred at a date subsequent to the filing of the Annual Report on Form 10-K for the annual period ended September 30, 2004

                             PART I

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures: As of September 30, 2004, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange
Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the repots we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Please see the subsection "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls" below.

b) Except for changes in controls described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described below, as a result of our evaluation of our disclosure controls and procedures as of September 30, 2004, we determined that our controls and procedures are not effective and subsequent to the period of this report, began to implement changes to our internal controls.

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

      During our preparation of our Form 10-K for the year ended September 30, 2004, we identified certain material weaknesses. These material weaknesses did not result in the restatement of any previously reported financial statements or any other related financial disclosure. As defined by the Public Company Accounting Oversight Board Auditing Standard No.2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. These deficiencies and issues include:

      o Failure to timely consider certain issuances of equity securities and the beneficial conversion features imbedded within the convertible debt instruments and preferred stock issued in the fourth quarter; and

      o Inadaquate staffing in our accounting department and the lack of a full-time senior accounting person.

      In order to remediate these issues, we hired a full-time controller after our year end and we have instituted a policy requiring the controller to review all new convertible debt instruments to determine whether there is a beneficial conversion charge and record it in the proper period.

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

                                VERTEX INTERACTIVE, INC.

Date: October 7, 2005           /s/ Nicholas R. Toms
                                ---------------------------------
                                Nicholas R. Toms
                                Chief Executive Officer and
                                Chief Financial Officer

Pursuant to the requirements by the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

October 7, 2005                 /s/ Hugo H. Biermann
                                ---------------------------------
                                Hugo H. Biermann
                                Executive Chairman and
                                Director

October 7, 2005                 /s/ Nicholas R. Toms
                                ---------------------------------
                                Nicholas R. Toms
                                Chief Executive Officer,
                                Chief Financial Officer and
                                Director

October 7, 2005                 /s/ Otto Leistner
                                ---------------------------------
                                Otto Leistner
                                Director

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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Series A preferred stock, par value $0.01 per share; 2,000,000 shares authorized, 1,356,852 issued and outstanding
 ($10,000,000 aggregate liquidation preference)                     13,569        13,569
Series B preferred stock, par value $0.01 per share;
 1,000 shares authorized, 1,000 issued and outstanding
 ($1,000,000 aggregate liquidation preference)                          10            10
Series C preferred stock, par value $0.01 per share;
 10,000 shares authorized, 997 issued and outstanding at
 September 30, 2003 ($997,000 aggregate liquidation preference)                       10
Series C-1 preferred stock, par value $0.01 per share;
 10,000 shares authorized, 997 issued and outstanding at
 September 30, 2004 ($997,000 aggregate liquidation preference)         10             -
Series D preferred stock, par value $0.01 per share;
 10,000 shares authorized, 7,111 issued and outstanding
($7,109,995 aggregate liquidation preferences)                          71             -
Common stock, par value $0.005 per share; 400,000,000 shares authorized and 56,116,342 shares issued at
 September 30, 2004; 75,000,000 shares authorized and
 48,201,978  shares issued at  September 30,  2003                 280,583       241,011
Additional paid-in capital                                     164,442,227   155,364,295
Unearned income                                                                 (400,000)
Accumulated deficit                                           (186,517,047) (184,332,055)
Accumulated other comprehensive loss                            (1,808,663)   (2,480,790)
Less: Treasury stock, 87,712 shares of common stock (at cost)      (67,240)      (67,240)
                                                               ------------- ------------
Total stockholders' deficiency                                 (23,656,480)  (31,661,190)
                                                               ------------- ------------
Total liabilities and stockholders' deficiency                 $ 1,748,054   $  1,519,191
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


                            VERTEX INTERACTIVE, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Years Ended September 30, 2004, 2003 and 2002

                                                         2004            2003            2002
                                                     ------------    ------------    ------------
Cash Flows from Operating Activities:
Net Loss                                              $(2,184,992)   $(3,650,353)    $(44,774,379)

  Adjustments to reconcile net loss to
  net cash used in operating activities:
      Depreciation and amortization                       154,693         235,363       1,237,162
      Loss on sale or liquidation of
         non-core businesses and assets                        --              --       3,080,656
      Impairment of goodwill and other
         intangible assets                                     --              --      18,973,832
      Write-off of unearned income                        400,000              --              --
      Common stock issued in exchange for services         14,000          40,000              --
      Non cash interest expense                                --              --       1,168,885
      Amortization of deferred financing costs             54,189              --         180,557
      Charges to interest expense for beneficial
         conversion feature and warrants issued
           with notes payable:
            Related parties                                54,000              --              --
            Unrelated parties                           1,171,594              --              --
      Gain on liquidation of foreign subsidiaries        (320,951)             --              --
      Gain on settlements of liabilities               (1,072,247)             --              --

   Changes in assets and liabilities, net of
    effects of acquisitions and disposals:
      Restricted cash                                    (450,000)
      Accounts receivable, net                            288,273         297,038       4,948,464
      Inventories, net                                    169,251         404,020         933,072
      Prepaid expenses and other current assets           (51,593)        243,157         261,629
      Other assets                                             --          55,692       1,010,556
      Accounts payable                                    (57,877)        104,810         184,707
      Accrued expenses and other liabilities             (569,229)      1,472,099       5,580,371
      Advances from customers                                  --        (343,547)        (39,400)
      Deferred revenue                                     48,960      (1,012,197)     (1,075,747)
                                                     ------------    ------------    ------------
Net cash used in operating activities                  (2,351,929)     (2,153,918)     (8,329,635)
                                                     ------------    ------------    ------------

Cash Flows from Investing Activities:
  Additions to equipment and improvements                  (2,436)         (2,781)       (172,458)
  Proceeds from sale of assets, net of cash sold               --              --       1,184,231
                                                     ------------    ------------    ------------
Net cash provided by (used in) investing
activities                                                 (2,436)         (2,781)      1,011,773
                                                     ------------    ------------    ------------
Cash Flows from Financing Activities:
  Loans payable bank, net                                      --              --        (683,386)
  Deferred financing costs                               (315,114)             --              --
  Proceeds from senior credit facility and
     notes payable                                             --         250,000       3,186,000
  Payments of senior credit facility and
     notes payable                                             --        (145,736)     (2,933,645)
  Payments of mortgages                                        --              --         (49,564)
  Payments of capitalized lease obligations                    --              --        (127,656)
  Proceeds from convertible notes
     payable - unrelated parties                        3,000,000              --              --
  Proceeds from notes and convertible notes
  payable - related parties                               137,339       1,986,948       5,588,900
  Repayment of notes payable - unrelated parties         (391,735)             --              --
  Net proceeds from issuance of stock                          --              --       1,030,168
  Purchase of treasury stock                                   --              --         (22,071)
                                                     ------------    ------------    ------------
Net cash provided by financing activities               2,430,490       2,091,212       5,988,746
                                                     ------------    ------------    ------------

Effect of exchange rate changes on cash                        --          16,736          (8,090)
                                                     ------------    ------------    ------------
Net increase (decrease) in cash                            76,125         (48,751)     (1,337,206)
Cash at Beginning of year                                  25,265          74,016       1,411,222
                                                     ------------    ------------    ------------
Cash at End of year                                  $    101,390    $     25,265    $     74,016
                                                     ============    ============    ============
Cash paid for:
Interest                                             $    154,575    $     72,000    $    930,000
Income taxes                                         $         --    $         --    $    237,000

Noncash investing and financing activities:
 Notes payable and accrued interest
 - related parties converted into
 nonredeemable and mandatory redeemable
 preferred stock                                     $  7,109,995              --              --
Long-term convertible notes payable -
 unrelated parties converted into common stock       $     98,246              --              --


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

The following is a summary of net assets and retained liabilities as of September 30, 2004 and 2003:

                                                        2004           2003
                                                    -----------    ------------
     Cash                                           $   200,504    $   654,068
     Receivables, net                                 1,181,413        990,468
     Inventories, net                                   652,053        608,993
     Accounts payable                                (2,288,560)    (2,959,933)
     Accrued liabilities                             (5,065,009)    (5,207,546)
     Deferred revenue                                (1,245,093)    (1,186,486)
     Loans payable - banks                           (1,150,091)    (1,074,142)
     Other liabilities                                        -       (336,499)
                                                     -----------    -----------
     Net liabilities associated with
       subsidiaries in liquidation                  $(7,714,783)   $(8,511,077)
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


                                      F-42
>