Form 10QSB/A
period 2004-12-31
CAPE SYSTEMS GROUP, INC
filed 2005-10-07
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                  Form 10-QSB/A
                                 AMENDMENT NO. 1
                                 --------------

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004 of Cape Systems Group, Inc. is filed solely for the purpose of amending and restating Part I, Item 3, Controls and Procedures, to include a description of our disclosure controls and procedures, the conclusions of the principal executive officer and the principal financial officer as of September 30, 2004 and a description of significant deficiencies and material weaknesses found in our controls and procedures and steps we have taken to remediate these problems. In addition, in connection with the filing of this Amendment No. 1 to the Quarterly Report on Form 10-QSB and pursuant to the rules of the Securities and Exchange Commission, we are including currently dated certifications. Except as described above, no other changes have been made to the Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004. This Amendment No. 1 to the Quarterly Report on Form 10-QSB continues to speak as of the date of the Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004, and we have not updated the disclosures contained in this Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004 to reflect any events that occurred at a date subsequent to the filing of the Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures: As of December 31, 2004, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange
Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the repots we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Please see the subsection "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls" below.

b) Except for changes in controls described below and changes described in our controls and procedures section in our annual report, as amended, for the year ended September 30, 2004, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described below, as a result of our evaluation of our disclosure controls and procedures as of December 31, 2004, we determined that our controls and procedures are not effective and subsequent to the period of this report, began to implement changes to our internal controls.

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

     During our preparation of our Form 10-QSB for the quarter ended December 31, 2004, we identified certain material weaknesses. These material weaknesses did not result in the restatement of any previously reported financial statements or any other related financial disclosure. As defined by the Public Company Accounting Oversight Board Auditing Standard No.2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. These deficiencies and issues include:

o    Failure to timely consider certain issuances of equity securities.

     In order to remediate this issue, we have instituted a policy requiring the controller, at the end of each quarter, to reconcile the accounting records to the stock issuance report prepared and maintained by the corporate secretary to ensure that all equity issuances have been properly recorded.

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

                                        VERTEX INTERACTIVE, INC


October 7, 2005                         By: /s/ Nicholas R. Toms
                                            ------------------------------------
                                            Nicholas R. Toms
                                            Chief Executive Officer
                                            Chief Financial Officer