Form 10QSB/A
period 2005-05-31
CAPE SYSTEMS GROUP, INC
filed 2005-10-07
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 of Cape Systems Group, Inc. is filed solely for the purpose of amending and restating Part I, Item 3, Controls and Procedures, to include a description of our disclosure controls and procedures, the conclusions of the principal executive officer and the principal financial officer as of September 30, 2004 and a description of significant deficiencies and material weaknesses found in our controls and procedures and steps we have taken to remediate these problems. In addition, in connection with the filing of this Amendment No. 1 to the Quarterly Report on Form 10-QSB and pursuant to the rules of the Securities and Exchange Commission, we are including currently dated certifications. Except as described above, no other changes have been made to the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005. This Amendment No. 1 to the Quarterly Report on Form 10-QSB continues to speak as of the date of the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005, and we have not updated the disclosures contained in this Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 to reflect any events that occurred at a date subsequent to the filing of the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005.

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

                                                          Accumulated
                                                             Other
                                      Accumulated        Comprehensive        Treasury
                                        Deficit              Loss               Stock                Total
                                   ----------------    ----------------    ----------------    ----------------
Balance September 30, 2004         $   (186,517,047)   $     (1,808,663)   $        (67,240)   $    (23,656,480)
Conversion of notes payable -
  unrelated parties into
  common stock                                                                                          313,098
Common stock issued for accrued
  401(k) Plan contribution
  and other liabilities                                                                                 362,148
Common stock issued in exchange
  for services                                                                                          497,975
Beneficial conversion feature
 related to long-term
 convertible debt                                                                                     1,428,375
Effects of issuance of warrants
 with notes payable - unrelated
 parties                                                                                                129,500
Stock options issued in exchange
 for services                                                                                           176,000

Net loss                                 (2,278,265)                                                 (2,278,265)
Change in unrealized foreign
 exchange translation gains/
 (losses)(a)                                                   (338,978)                               (338,978)
                                   ----------------    ----------------    ----------------    ----------------
Balance March 31, 2005             $   (188,795,312)   $     (2,147,641)   $        (67,240)   $    (23,366,627)

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

                            CAPE SYSTEMS GROUP, INC.

                         ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures: As of March 31, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange
Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the repots we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Please see the subsection "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls" below.

b) Except for changes in controls described below and changes described in our controls and procedures section in our quarterly report, as amended, for the quarter ended December 31, 2004, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described below, as a result of our evaluation of our disclosure controls and procedures as of March 31, 2005, we determined that our controls and procedures are not effective and subsequent to the period of this report, began to implement changes to our internal controls.

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

      During our preparation of our Form 10-QSB for the quarter ended March 31, 2005, we identified certain material weaknesses. These material weaknesses did not result in the restatement of any previously reported financial statements or any other related financial disclosure. As defined by the Public Company Accounting Oversight Board Auditing Standard No.2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. These deficiencies and issues include:

      o Failure to timely consider the beneficial conversation charges resulting from modification of the terms of its convertible debt instruments in January 2005.

      The initial remediation efforts we took in response to material weaknesses discovered in connection with the evaluation done as of September 30, 2004 and reported in our amended 10-K were not sufficent. The initial remediation effort required action for all new convertible debt instruments entered into, however, this latest material weakness resulted from an amendment to prior convertible notes. Therefore, we have revised our policy to require the Controller to review the terms of all outstanding convertible debt instruments upon the issuance of new convertible debt instruments which may result in a beneficial conversion charge to the outstanding convertible debt.

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


                              CAPE SYSTEMS GROUP, INC.


Date: October 7, 2005              By: /s/ NICHOLAS R. TOMS
                                       ----------------------------------------
                                       Nicholas R. Toms
                                       Chief Executive Officer (Principal
                                       Executive Officer) and Chief Financial
                                       Officer (Principal Financial Officer and
                                       Principal Accounting Officer)