Form 10KSB
period 2005-09-30
CAPE SYSTEMS GROUP, INC
filed 2006-01-27
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

--------------------------------------------------------------------------------

                        Commission File Number 000-15066


                            CAPE SYSTEMS GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


          NEW JERSEY                                     22-2050350
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


     3619 KENNEDY ROAD
SOUTH PLAINFIELD, NEW JERSEY           07080               (908) 756-2000
(Address of principal executive    (Postal Code)     (Issuer's telephone number)
          office)


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.005 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|  No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year. $3,779,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

$0.04 as of January 9, 2006. $3,479,921.52

Number of outstanding shares of the registrant's par value $0.005 common stock as of January 1, 2006: 96,597,341

Preferred stock, series "A" par value $.01 per share: 1,356,852 shares outstanding as of January 1, 2006.

Preferred stock, series "B" par value $.01 per share: 1,000 shares outstanding as of January 1, 2006.

Preferred stock, series "C-1" par value $.01 per share: 997 shares outstanding as of January 1, 2006.

Preferred stock, series "D" (redeemable and non-redeemable) par value $.01 per share: 7,615 shares outstanding as of January 1, 2006.

--------------------------------------------------------------------------------

                            CAPE SYSTEMS GROUP, INC.
                                   FORM 10-KSB

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

--------------------------------------------------------------------------------

Part I                                                                      Page

Item 1.    Description of Business.                                           4

Item 2.    Description of Property.                                          13

Item 3.    Legal Proceedings.                                                14

Item 4.    Submission of Matters to a Vote of Security Holders.              15


Part II                                                                     Page
-------                                                                     ----

Item 5.    Market for Common Equity and Related Stockholder Matters.         16

Item 6.    Management's Discussion and Analysis or Plan of Operation.        18

Item 7.    Financial Statements                                             F-1

Item 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure.                                         31

Item 8A.   Controls and Procedures.                                          31

Item 8B.   Other Information.                                                31


Part III                                                                    Page
--------                                                                    ----

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act.       32

Item 10.   Executive Compensation.                                           35

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                        39

Item 12.   Certain Relationships and Related Transactions.                   41

Item 13.   Exhibits.                                                         42

Item 14.   Principal Accountant Fees and Services.                           49


Signatures.                                                                  50

                                     PART I
                                     ------

FORWARD-LOOKING INFORMATION

      This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of
Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

      Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking  statements,  which  speak  only as of the  date of this  Annual
Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.capesystems.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

      We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

      We are a provider of supply chain management (SCM) technologies, including enterprise software systems and applications, and software integration solutions, that enable our customers to manage their order, inventory and warehouse management needs, consultative services, and software and hardware service and maintenance. We serve our clients through two general product and service lines: (1) enterprise solutions; and (2) service and maintenance for our products and services, including service and maintenance of software and hardware we resell for third parties. Our enterprise solutions include a suite of Java-architected software applications, applications devoted to the AS/400 customer base, as well as a portfolio of "light-directed" systems for inventory, warehouse and distribution center management. We provide a full range of software and hardware services and maintenance on a 24-hour, 7-days a week, 365-days a year basis, including the provision of wireless and wired planning and implementation services for our customers' facilities.

      Cape Systems is also a provider of palletizing and packaging configuration, and truck/container loading software that improves pallet and truck utilization, and reduces packaging, storage and transportation costs. Its programs optimize pallet patterns, create new case sizes and product packaging, create efficient bundles of corrugated flat packs, build display pallet loads and test the strength of corrugated board. Its customer base, numbering approximately 3,700, includes, among others, some fortune 500 companies such as Wal-Mart, Sam's Club, Nestle, Procter & Gamble, Smurfit-Stone and Coca-Cola.

      We have achieved our current focused product and service portfolio as a result of various acquisitions over the past four years. Our customers use our software to reduce procurement and distribution costs, and manage and control inventory along the supply chain, thereby increasing sales and improving customer satisfaction and loyalty. We also resell third party software and hardware as part of our integrated solutions. We provide service and support for all of our software and systems from established facilities in North America.

      Historically, we have sold our products and services worldwide, but now operate primarily in North America and the United Kingdom, through a direct sales force and through strategic reseller alliances with complementary software vendors and consulting organizations. We target customers with a need to manage high volumes of activity along their supply chains from order intake and fulfillment, through inventory, warehouse and distribution center management to the ultimate delivery of goods to end users.

      In fiscal 2005, we had one customer, Regis Corporation, whose sales were approximately 10% of total revenue. At September 30, 2005 the customer accounted for approximately 14% of total accounts receivable. In fiscal 2004, we had two customers whose sales were approximately 30% of total revenue (IBM China 20% and Rite Aid Corp 10%). At September 30, 2004 the two customers accounted for approximately 30% of total accounts receivable.

      Our principal executive offices are located at 3619 Kennedy Road, South Plainfield, New Jersey and our telephone number is (908) 756-2000. We were organized in the State of New Jersey in November 1974.

RECENT DEVELOPMENTS

      On January 12, 2005, we entered into a stock purchase agreement with Peter
B. Ayling, Elizabeth M. Ayling, Brad L. Leonard, Michael C. Moore, Cape Systems and Consulting Services Ltd. and Cape Systems, Inc. pursuant to which we purchased all of the issued and outstanding shares of common stock of Cape Systems and Consulting Services Ltd. from Peter B. Ayling and Elizabeth M. Ayling and Cape Systems, Inc. from Brad L. Leonard and Michael C. Moore for an aggregate purchase price of $2,000,000. Pursuant to the stock purchase agreement, the parties executed an escrow agreement pursuant to which $200,000 of the purchase price was placed in escrow for a period of 15 months as a fund for indemnity claims arising out of the transaction.

      Cape Systems and Consulting Services Ltd. together with Cape Systems, Inc. is a provider of palletizing and packaging configuration, and truck/container loading software that improves pallet and truck utilization, and reduces packaging, storage and transportation costs. Its programs optimize pallet patterns, create new case sizes and product packaging, create efficient bundles of corrugated flat packs, build display pallet loads and test the strength of corrugated board. Its customer base, numbering approximately 3,700, includes, among others, such companies as Wal-Mart, Sam's Club, Kraft, Nestle, Procter & Gamble, Smurfit-Stone and Coca-Cola.

      In connection with the acquisition, we changed our name on April 8, 2005 to Cape Systems Group, Inc.

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

      By the summer of 2002, it became apparent that the sharp downturn in capital spending in our major markets was likely to continue for the foreseeable future. This factor combined with the continuing working capital shortfall (which had already caused us to focus on our enterprise level software and sell off non-core businesses to raise cash to fund current operations as mentioned above) required us to look anew at our operations with a view to raising additional working capital and to reducing costs further. In light of the depressed price of our common stock and the related shrinking trading volumes, we elected to fund our enterprise software group separately from us in order to achieve better values than could be obtained by funding through us directly. At the same time as mentioned above, we needed to further contain costs and streamline operations.

      Throughout 2005, we experienced continued weakness in our core markets, continued operating losses and a consistent shortfall in working capital. In order to survive in these circumstances, we continued our strategy to focus on our core enterprise level products, while continuing to reduce costs.

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

      SCM spending falls within the Information Technology industry. Because SCM technologies and services enable enterprises to manage a critical aspect of their operations, namely the chain of supply of components into products to be manufactured, sold and delivered to end customers, we believe that, despite some cyclicality that may always characterize investment in software, over the long-term, SCM solutions are likely to remain significant factors in corporate IT budgeting. We believe that applications and value-added services such as implementation and consulting will play a more significant role in the overall IT investment of companies in our target market, as enterprises increasingly focus on generating the highest return possible on their asset base-the primary focus of SCM technology.

THE OPPORTUNITY

      The industry opportunity is being defined by three worldwide trends:

Two Major Catalysts: Global Competition and the Internet
--------------------------------------------------------

      Many observers point to two fundamental drivers of long-term growth in the SCM industry: (i) the increase in globalization and the competitive pressures that trend is creating for businesses; and (ii) the rise of the Internet as a medium for commerce at virtually every level of the economy.

      As competitive barriers fall around the world, we believe that there is a secular trend toward more open global commerce that has the potential to impact businesses of nearly every size. This may create opportunities for our products in large as well as in small enterprises.

      Coincidental with the increase in the pressures of global competition, has been the arrival of the Internet. Electronic commerce is characterized by more interdependent relationships among companies, their vendors and their customers. Managing the supply chain in an e commerce environment lies at the heart of our suite of products.

An Industry Evolving
--------------------

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

      We are focusing the marketing of our product portfolio to meet such buyer expectations and are seeking to offer specific supply chain products, at a predictable total cost of ownership, with predictable time to complete implementation.

Beyond the "Four Walls"
-----------------------

      Traditionally, companies have viewed their supply chains as a series of discrete activities that could be managed largely independently of each other and almost certainly independently of a company's vendors and customers. This approach is changing. Corporate buyers understand the interdependence of each stage and of each participant in the supply chain and are seeking "visibility" into their supply chain.

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

      A premium is developing on SCM systems and software that are more integrated, scaleable, offering real-time capabilities and that can support a more complex and dynamic web of business relationships with vendors, partners and customers. We believe that our software and services, coupled with our expertise in the areas of order fulfillment, inventory, warehouse and transportation management offer important value-added in the evolving SCM marketplace.

OUR BUSINESS AND PRODUCTS

      We are a provider of products designed to meet the emerging opportunity described above. These products principally involve the provision of services and enterprise level software for order fulfillment comprising order management, warehouse and inventory management and distribution management. This market is sometimes referred to as supply chain "execution management" software. The business benefits from an established, revenue-producing suite of proven products which have been sold to a client base consisting of some Fortune 500 clients in the United States, in our target vertical markets. These vertical markets are pharmaceuticals; consumer packaged goods, third party logistics providers; and bulk food distributors.

      The following summary relates to the product lines currently offered by us:

1. Warehouse Management Systems (WMS)
-------------------------------------

      eWMS is designed to fully automate a warehouse. The system is a fully integrated, scalable product designed to address day-to-day "operational" functions and inventory availability. It operates on platforms such as Linux or Unix utilizing industry standard Relational Database Management Systems (RDBMS). The system includes integral RF support to facilitate product movement processes within the warehouse. Receiving, inventory control, replenishment, and picking are automated. The system includes comprehensive inventory control functions such as receiving, system-directed, automatic replenishment, consolidation and cycle counting. The product includes a number of standard functions that can be custom configured to suit the physical warehouse and inventory control requirements of the customer. It can control and record all material movements including: planned and unplanned receipts, adjustments, and order processing.

2. Light-Directed Picking and Put Away Systems
----------------------------------------------

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

      Our light-directed family of software picking systems was originally developed by our subsidiary, Data Control Systems. The products offer a design and implementation of state-of-the-art, IT-based solutions that dramatically improve productivity for the order fulfillment and warehouse management functions in manufacturing and distribution companies.

      Our light-directed picking solutions interface with a number of ERP systems and can be modified to work with almost any system. The order control/fulfillment systems represent an important facet of the complete E-commerce system. While E-commerce marketing and order taking engines can generate substantial sales, without an optimized order fulfillment process, the promise of E-commerce will not be fully realized by companies.

      The industry has recognized our products and services and they were awarded the "Modern Materials Handling" Productivity Achievement Award in 1999 and the Vendor of the Year for Merck Pharmaceuticals in 1998. Our product line includes a mobile cart based system that appeals to a broader customer base. This system, CartRite, utilizes light panels and advanced wireless communications in its warehouse management application.

      Typically, after introduction of our light-directed order fulfillment system, clients eliminate a portion of the staff they previously required to fill warehouse orders. This is achieved by automating and optimizing the scheduling, method and the order of picking items without any paper. The system thus, among other things, eliminates the multiple steps associated with paper handling and manual reconciliation.

      The software products automate the process from order receipt to final shipment. We have developed standard communication interfaces with the leading ERP vendors including SAP, JD Edwards, Oracle, Peoplesoft and Microsoft Great Plains Resources, and other enterprise level systems. We are an authorized software provider for all the major shippers in the US which includes UPS/FedEx/RPS/USPS. The software is capable of simultaneous production of shipping bar codes when labels are generated.

      Hundreds of our installations of our WareRite Warehouse Management Systems
(WMS), PicRite, TurnRite, and PutRite light-prompt systems are providing results in a wide range of industries, including: pharmaceuticals, cosmetics, publishing, mail order industries, automotive, electronics, direct selling associations, retail and wholesale distribution. The above product lines along with the CartRite system have the potential to enhance its clients' E-commerce related processes. Customers include Merck Pharmaceutical, Pfizer, Wyeth, Estee Lauder, OfficeMax, Rite Aid, Braun Electronics (a wholly owned subsidiary of Gillette) and Dr. Mann Pharma in Germany.

3. Packaging and Transportation Software
----------------------------------------

      We also offer a full range of software solutions for all packaging design, palletizing and truck or container loading needs. The CAPE PACK and TRUCKFILL programs can be fully integrated with other systems and offer simple import and export features. Sharing pallet specifications and container load diagrams is easy with the email feature and the Web Page Publisher program. Companies using CAPE PACK, palletizing and packaging design software, can increase profitability without having to sell more products, raise prices or increase market share.

      CAPE PACK palletizing and package design software calculates efficient pallet loads, enables users to design custom packages, evaluate alternative product dimensions, review optional pack arrangements and test package integrity using the compression strength testing feature. CAPE PACK also includes extensive import and exporting capabilities, making integration with other systems, such as SAP, much easier for customers. Product data can be imported into CAPE PACK and stored in product, bundle and case size databases.

      The Pallet Group allows the improvement of pallet utilization and load stability by entering in a product size, basic pallet restrictions and letting the program calculate the most efficient pallet stacking patterns. The program will also allow evaluation of the efficiencies of the product on up to 3 different sets of pallet criteria at one time.

      The Arrange Group takes the design process a step further and helps to design improved case sizes, better product arrangements, or bundles, within the case and get more product on a pallet. Beginning with a fixed product size, the user can set a range of desired product quantities and the program would calculate alternative bundles, secondary packaging sizes and arrangements, while also calculating the most efficient pallet pattern.

      The Design Group is used to evaluate alternative product dimensions so more product will fit in the case, on the store shelf, and on the pallet. This group builds on Pallet and Arrange so beginning with a variable product dimension, the user can specify how much each dimension can vary up or down and in certain increments. The program then calculates alternative product dimensions, bundles, cases and the resulting pallet load.

      CAPE PACK's graphics technology enables users to view true to life representations of solutions and the power to share the results with other people. The program generates three dimensional, color displays of full, quarter and club-store pallet loads.

      CASEFILL, DISPLAY PALLET, AND KDF are utilities which can aid in the consolidation of cases, automatically calculate mixed product pallets for club-stores, and to generate pallet loads using bundles of KDF's/flat glued cases. All of these features are includes with any of the above program groups within CAPE PACK.

      DISPLAY PALLET PROGRAM accesses a customer's product database to help manufacturers and retailers build 3-dimensional displays of single and mixed sized products for club stores. By setting load restrictions and using the very powerful multiple product calculation algorithms, pallet loads that are shoppable as well as efficient.

      TRUCKFILL software specializes in the organization and priority loading of products into trucks and containers. TRUCKFILL helps users reduce shipping costs by planning, creating, editing, printing and maintaining multi-product load plans, while avoiding the shipment of empty space or wasted time manually calculating how many products can be loaded onto containers and trucks. For existing CAPE software users, importing previously saved pallet loads from CAPE PACK can be accomplished quickly and easily.

      The customer can enter the details for the products, pallet loads and truck/container sizes into the appropriate database then the software will calculate the load configurations. Sharing the results is made easy with the email, custom reports and exporting capabilities. Creating export documentation in advance and communicating results via the Internet can improve customer relations, help create shipment quotes and reduce refused shipments.

4. RFID
-------

      Apply and Comply is a simple, low cost, turnkey Radio Frequency Identification (RFID) labeling solution that gives users the capability to be compliant with Wal-Mart, Target, Gillette, Best Buy and Department of Defense mandates, among others. Designed for companies that are facing RFID compliance mandates on low to mid volume products, the Apply and Comply(TM) product offers a complete portable solution containing all of the hardware, software, and equipment necessary to provide an out-of-the-box RFID compliance label tagging solution.

      The RFID Tag Locator uses commercially available RFID tags and readers to measure RFID performance at the case and pallet level under real-world conditions. Results from these measurements are displayed using interactive color-coded 3D models to show RF properties. This unique and intuitive visualization system conveys an immediate understanding of the RF behavior of a product. This in turn leads to optimal tag placement and significantly improved case and pallet reading.

COMPETITION

      The industry today is marked by competition in two industry segments: SCM planning and SCM execution. We compete primarily in the execution segment. In this segment, we face competition from numerous foreign and domestic companies of various sizes, most of which are larger and have greater capital resources. Competition in these areas is further complicated by possible shifts in market share due to technological innovation, changes in product emphasis and applications and new entrants with greater capabilities or better prospects.

Order Management
----------------

      The order management market is becoming a center of focus for every business in the world whether or not they run distribution centers. As a result this market segment could become the largest part of our business in the future. The importance of this emerging opportunity is highlighted by the recent entry of JD Edwards, PeopleSoft, i2 and Manugistics into this market. The competition for our eOrder product is believed to be as follows:

      PeopleSoft, an ERP vendor with revenues of approximately $3 billion. We believe that PeopleSoft has a Java-based product offering which is very competitive with that offered by us. PeopleSoft recently acquired JD Edwards & Co Inc, an ERP vendor with a presence in the order management segment.

      i2 Technologies, the largest planning supply chain vendor in the US based on revenues, with sales of approximately $500 million.

Execution Management
--------------------

      In the execution management segment in the US there are approximately 275 companies offering a WMS product, of which only a small number have a top tier product (defined as able to handle warehouse space in excess of 250,000 square feet and at least 100 simultaneous users of wireless devices at any one time) and revenues in excess of $10 million. We believe that we are the only supplier with a complete JAVA based cross-platform solution for Supply Chain Management. In this segment of the industry, our major competitors for the warehouse and inventory management components and the transportation and logistics components of our eSuite product are:

      EXE Technologies, a subsidiary of SSA Technologies, with revenues believed to be approximately $70 million, competes most directly with us in warehouse management in our main vertical markets.

      Manhattan Associates, the largest warehouse management software vendor in the world with annual revenues of approximately $170 million. They focus principally on the AS/400 market in retail distribution and fast moving consumer goods.

      Catalyst International, with revenues of $33 million, provides principally UNIX solutions in our vertical markets.

Light-Directed Systems
----------------------

      In the "Pick-to-light" business, we believe that there are some 25 competitors, of which the largest are Real Time Solutions, Rapistan, Kingsway and Haupt of Austria, all privately held companies. These companies compete with aggressive pricing and turn key solutions. However, our competitive advantage centers on our product's flexibility and software capabilities.

Packaging and Transportation Systems
------------------------------------

      Within the packaging industry there are only a few companies that provide packaging design, palletization or container loading software in some format. There is only one major competitor within this market segment. CAPE Systems has been the innovator in bringing new features and functionality to market, based on customer requests and industry demands. The abilities to import / export data and integrate with other systems, are some of the reasons why CAPE Systems has been named a Top 100 IT Logistics Provider for the past two years.

      TOPS Engineering,  a privately held company,  with revenues believed to be
approximately  $2  million,   competes  most  directly  with  us  in  packaging,
palletizing and container loading software, in our main vertical markets.

RFID
----

      The science of best tag placement has usually been conducted at private labs and certain universities. Only over the last couple of years have companies decided to take this science and commercialize it. We have identified two companies that we feel come closest to provided competitive solutions to our RFID Tag Locator. We also feel that as companies like Wal-Mart start mandating that not only must RFID tags be placed on pallets and individual cases, but that the tags must be readable as well, we will see tremendous interest and need in tag readability and placement software, including our RFID Tag Locator.

      ODIN Technologies, a privately held company, based in Virginia, competes in the RFID tag location business with a product called Trifecta. Our research indicates that the results from ODIN's product are based on simulation models, while our RFID Tag Locator product gathers scientific RFID data and displays results in 3D and most importantly in real-time. We believe the real-time aspects of RFID Tag Locator is an important competitive differentiator.

      Venture Research, a privately held company, based in Texas, provides non-graphical analysis of RFID best tag placement through the use of RFID portal and tunnels. Because of the real-time 3D graphical analysis of our RFID Tag Locator product, we see Venture Research as a competitor and as a potential partner.

      There are many companies that are promoting RFID "slap-and-ship" compliance software, including Manhattan Associates and Venture Research. We feel our differentiator is that we can also bundle in other supply chain functionality at a modular level to enhance and speed up RFID compliance mandates, as well as bundle in best tag placement software. These additional features combined with a quick and easy to setup procedure and a user-friendly touch screen interface provides us with the necessary tools to remain competitive in the RFID compliance space.

RESEARCH AND DEVELOPMENT

      For the years ended September 30, 2005 and 2004, there was no research and development spending as we suspended research and development to focus our resources on customer support.

INTELLECTUAL PROPERTY

      We have 11 trademarks registered with the United States Patent & Trademark Office. The marks that we have filed and received trademark registration for are as follows:

               Application or                    Registration or
Trademark     Registration No.                     Filing Date
---------   --------------------   -------------------------------------------
CARTRITE    Reg. No. 2,274,410     August 31, 1999
WARERITE    Reg. No. 2,054,680     April 22, 1997 (renewed Mar, 2003)
TURNRITE    Reg. No. 2,060,888     May 13, 1997 (renewed Mar, 2003)
SHIPRITE    Reg. No. 2,052,389     April 15, 1997 (renewed Mar, 2003)
SCALERITE   Reg. No. 2,050,615     April 8, 1997 (renewed Mar, 2003)
PUTRITE     Reg. No. 2,054,679     April 22, 1997 (renewed Mar, 2003)
PICRITE     Reg. No. 1,659,547     October 8, 1991 (renewed June 4, 2001)
CAPE        Reg. No. 920,742       September 21, 1971 (renewed June 13, 2001)
CAPE PACK   Reg. No. 1,948,709     January 16, 1996 (renewel in progress)
Truckfill   Reg. No. 2,480,542     August 21, 2001
CAPE        Reg. No. TMA 210,349   October 31, 1975 (renewed October 31, 2005)
            (Canada)


EMPLOYEES

      At January 1, 2006, we had approximately 29 employees. 22 of our employees are in North America and seven are in the United Kingdom. Approximately 45% are in Installation and Implementation, 37% in Sales and Marketing (including sales support) and the balance in Executive/Administrative.

      Designing and implementing our software solutions requires substantial technical capabilities in many disparate disciplines, from mechanics and computer science to electronics and mathematics. While we believe that the capability and experience of our technical employees compare favorably with other similar companies, there is no guarantee that we can retain existing employees or attract and hire capable technical employees we may need in the future, or if it is successful, that such personnel can be secured on terms deemed favorable to us.

ITEM 2. DESCRIPTION OF PROPERTY.

      Our principal executive offices are located at 3619 Kennedy Road, South Plainfield, New Jersey 07080, and our telephone number is (908) 756-2000. We and our subsidiaries occupy approximately 15,000 square feet of office & warehouse space in a building in South Plainfield, New Jersey under a lease expiring in April 2008. The monthly rent is $10,500. Our Dallas office is located at 100 Allentown Parkway, #218, Allen, Texas 75002, and our telephone number is (972) 359-1100. This office occupies approximately 3,000 square feet of office space under a lease that expires April 2006. The monthly rent is $2,963. Our London office are located at The Perfume Factory, 140, Wales Farm Road, London W3 6UG and our telephone number is 020-8752-8610. This office occupies approximately 1,803 square feet of office space under a lease that expires March 2008. The monthly rent is approximately 3,250 GBP (approximately $5,737 based on current exchange rates).

      In addition, we lease approximately 2,000 square feet of office space in Paramus, New Jersey, which has been subleased. The lease expires in May 2008, and we pay and expense $4,100 a month and receive an offset $3,100 per month from the subleasee against rent expense. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us. We maintain a website at www.capesystems.com.

ITEM 3. LEGAL PROCEEDINGS.

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

      We are party to a number of claims, which have been previously disclosed by us. Since such amounts have already been recorded in accounts payable or accrued liabilities, these claims are not expected to have a material affect on our stockholders' deficiency. However, they could lead to involuntary bankruptcy proceedings. Those are the following.

      a) On April 16, 2003, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, entitled Bautista v. Vertex Interactive, Inc and Renaissance Software, Inc. The action, which demanded $394,000, was brought by a former employee claiming breach of his employment agreement. On March 29, 2004, a judgment was granted against the Company in the amount of $350,482. As of the date of this filing, the judgment has not been paid.

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

      e) In connection with the liquidation of our European operations, specifically VSM Italia s.r.l. ("VSM"), our wholly owned subsidiary, on July 25, 2005 an action was commenced against us, the Board of Directors of VSM, its auditing committee, and its auditors, in the Civil Court of Milan, Italy, captioned Bankrupt V.S.M. Italia s.r.l. in liquidation- n. 559/02. The complaint alleges that at the end of calendar year 2000 and beginning of 2001, VSM lacked liquidity", had incurred large liabilities, and was undercapitalized. As a result, the complaint alleges, among other things, that liquidation proceedings should have started at the end of year 2000, and continuing to run the business until June 30, 2002 damaged VSM in the amount of Euro 2,600,000, such amount has been accrued by the Company. We have only recently received the complaint and have requested additional information with respect to its contents so that we may respond accordingly.

PAYROLL OBLIGATIONS

      As a result of our severe cash constraints, we had fallen as much as two to three months behind in meeting our payroll obligations to our employees subsequent to September 30, 2002. As a result, we entered into a Consent Order and Agreement with the New Jersey Department of Labor which provides for monthly payments of $30,000, which commenced on June 1, 2004 and payments were made through August 31, 2005 and we have made no subsequent payments. We shall reduce the balance of the payroll obligations, including penalty as cash becomes available until the total outstanding balance of approximately $282,000 is paid.

      In addition, a number of former employees of a California based division of ours had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. In July 2003, these claims were heard by the California Department of Labor, which awarded the amounts claimed, together with interest and penalties aggregating approximately $100,000. This payroll obligation is included in the New Jersey Department of Labor Consent Order and Agreement.

      We believe, although there can be no assurances, that the payroll obligations including penalties as of September 30, 2005 will be satisfied by the calendar year ending December 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

      Our common stock is quoted on the OTC Bulletin Board under the symbol "CYSG". Prior to August 20, 2002, our common stock was quoted on the Nasdaq National Market. From August 21, 2002 until February 17, 2003 our Common Stock was traded on the NASDAQ Bulletin Board. From February 18, 2003 until March 28, 2004 our common stock traded on the Pink Sheets under the symbol VETXE. Prior to April 8, 2005, our common stock traded under the symbol "VETX."

      For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                   FISCAL 2005                       FISCAL 2004
                   -----------                       -----------
                   HIGH             LOW              HIGH             LOW
                   -----            -----            -----            -----
First Quarter      $0.15            $0.04            $0.09            $0.03
Second Quarter     $0.14            $0.06            $0.19            $0.04
Third Quarter      $0.12            $0.05            $0.28            $0.09
Fourth Quarter     $0.09            $0.04            $0.24            $0.07


HOLDERS

      As of January 9, 2006, we had approximately 433 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004.

DIVIDENDS

      We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

      On July 5, 2005, we issued 786,300 shares of common stock upon conversion of $23,274 in convertible notes outstanding. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

      On July 29, 2005, we issued 3,750,000 shares of common stock pursuant to a consulting agreement. Such shares were valued at $300,000, which represents the fair value of the stock issued. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

      On August 29, 2005, we issued 500,000 shares of common stock in exchange for consulting services valued at $40,000, which represents the fair value of the stock issued. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

      On September 20, 2005, we issued 3,000,000 shares of common stock to members of our board of directors in exchange for fees and expenses owed of $150,000, which represents the fair value of the stock issued. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the "Risk Factors" section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

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

      Those estimates and judgments that were most critical to the preparation of the financial statements involved the allowance for doubtful accounts, inventory reserves, recoverability of intangible assets and the estimation of the remaining net liabilities associated with subsidiaries in liquidation.

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

      c) In 2005 and 2004 we have recorded no impairment charges related to the carrying value of goodwill and other intangibles. In assessing the recoverability of our goodwill and other intangibles, we have made assumptions regarding estimated future cash flows and considered various other factors impacting the fair value of these assets. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net carrying amount of the assets. The Company has evaluated the value of its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result of its review, the Company does not believe that any change has occurred. If such changes in circumstances are present, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the discounted cash flows expected to result from the use of the asset and amounts expected to be realized upon its eventual disposition.

      d) We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future income and the potential changes in the ownership of the Company, which could subject our net operating loss carry forwards to substantial annual limitations, we offset our net deferred tax assets by an equivalent valuation allowance as of September 30, 2005 and 2004.

      e) As described in Note 3 to the Consolidated Financial Statements, we have sought the protection of the respective courts in three European countries, which have agreed to orderly liquidations of five of our European subsidiaries. During the year ended September 30, 2005, we recognized a noncash gain of
$177,000 from the approval by creditors of the liquidation of the net liabilities of our Ireland subsidiaries. Upon legal resolution of the approximately $7,296,000 of net liabilities of our remaining European entities as of September 30, 2005, we may recognize a gain upon legal resolution of the liquidations. The amount and timing of such gain is totally dependent upon the decisions to be issued by the respective court appointed liquidators. We received notice that the liquidation of the UK companies, which were under liquidation as of September 30, 2003, has been approved and finalized by the UK creditors as of January 5, 2004. Based on such notice, management reduced the Company's net liabilities associated with subsidiaries in liquidation by approximately $1,400,000, reclassed approximately $1,073,000 of translation loss from accumulated other comprehensive loss to the consolidated statement of operations, and recognized a gain of approximately $320,000 in fiscal 2004.

      f) Revenue related to software license sales is recorded at the time of shipment provided that (i) no significant vendor obligations remain outstanding at the time of sale; (ii) the collection of the related receivable is deemed probable by management; and (iii) vendor specific objective evidence
("V.S.O.E.") of fair value exists for all significant elements, including post-contract customer support ("PCS") in multiple element arrangements. Almost all of our revenue related to software license sales is recorded at the time of shipment. We do not offer our customers a right of return.

      g) Where the services relate to arrangements requiring significant production, modification or customization of software, and the service element does not meet the criteria for separate accounting, the entire arrangement, including the software element, revenue is accounted for in conformity with either the percentage-of-completion or completed contract accounting method. Percentage-of-completion generally uses input measures, primarily labor costs, where such measures indicate progress to date and provide a basis to estimate completion. None of our revenue related to software license sales is recorded by percentage-of-completion accounting.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board, (the "FASB") issued SFAS No. 123(R) "Share-Based Payment" ("SFAS 123(R)"), which amends SFAS 123 and will be effective for public companies that are small business issuers for annual periods beginning after December 15, 2005. SFAS 123(R) will require us to expense all employee stock options and other share-based payments over the service period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. SFAS 123(R) may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the SFAS 123(R) and evaluating the effect that the adoption will have on our financial position and results of operations. Since we have used the intrinsic value method for employee stock options and, generally, have not recorded any related expense, the adoption of a fair value method for employee stock options is likely to generate additional compensation expense.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS 151"). This SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ..." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this SFAS 151 was issued. The adoption of SFAS 151 is not expected to have a material impact on our financial position and results of operations.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO YEAR ENDED SEPTEMBER 30, 2004.

OPERATING REVENUES:

      Operating revenues increased by approximately $1,212,000 (or 47.3%) to approximately $3,779,000 in 2005.

PRODUCTS AND SERVICES

      Sales to customers by the two significant product and service line groupings for the years ended September 30, 2005 and 2004 (in thousands) are as follows:

                                         September 30
                                       ---------------
                                        2005     2004
                                       ------   ------
      Enterprise Solutions             $1,279   $   83
      Service, Maintenance and Other    2,500    2,483
                                       ------   ------
                                       $3,779   $2,566
                                       ======   ======


      Enterprise solutions revenues increased to $1,279,000 in 2005 from $83,000 in 2004. The increase was a result of three warehouse expansions in our customer base. Service, maintenance and other revenues have increased approximately $17,000 from 2004. The increase was a result of the acquisition of operations in London ($428,000) and Dallas ($612,000) which were not owned by us in 2004 offset by a decrease in the service and maintenance contracts in our core business.

      We anticipate that our revenues will, at a minimum, stabilize at these levels or improve slightly as we continue to restructure and look for target acquisitions.

GROSS PROFIT:

      Gross profit increased by approximately $652,000 (or 51.0%) to $1,931,000 in 2005. The addition of the London and Dallas operation accounted for virtually the entire increase ($692,000) as the core business remained flat year-to-year. As a percent of operating revenues, gross profit was 51.1% in 2005 as compared to 49.8% in 2004.

OPERATING EXPENSES:

      Selling and administrative expenses increased approximately $1,209,000 (or 41.3%) to $4,136,000 in 2005. Approximately $479,000 of the increase is due to the addition of the London and Dallas operations with the balance of $730,000 due primarily to professional fees resulting from numerous regulatory filings and contractual obligations.

      There were no research and development ("R&D") expenses in 2005 or in 2004. As a result of the slow economy and our cost cutting efforts, we suspended R&D, focusing our technical resources on maintenance services, until which time additional financing is received. It is anticipated that R&D spending will recommence in 2006.

      The $241,000 increase in depreciation and amortization to $396,000 in 2005, as compared to $155,000 in 2004, is due primarily to the amortization of the intangible assets in connection with the acquisition of the London and Dallas operations.

      As a result of the aforementioned, our operating loss increased by approximately $798,000 to approximately $2,601,000 for fiscal 2005 as compared to our operating loss of approximately $1,803,000 for fiscal 2004.

      Interest expense increased by approximately $3,036,000 to $5,005,000 in 2005. This increase is due to new financing obtained in 2005, non-cash charges for the beneficial conversion feature for long-term convertible debt as well as penalties, default interest on the convertible notes, and interest of $113,000 in connection delinquent filings of the Company's Form 5500 annual report offset by lower amortization of deferred financing fees.

      During 2005 we settled certain of our liabilities and recognized a gain of $164,000, mainly due to our ability to settle $517,000 in debts and obligations for $353,000 in cash.

      Gain on liquidation of foreign subsidiaries increased due to a $177,000 gain on liquidation of the Ireland operations.

      The income tax provision is negligible in both years due primarily to operating losses.

LIQUIDITY & CAPITAL RESOURCES

       Based upon our substantial working capital deficiency ($26,246,000) and stockholders' deficiency ($24,310,000) at September 30, 2005, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

      Our audited consolidated financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. Our audited consolidated financial statements do not include any adjustments, with the exception of the provision to reduce the carrying values of the assets of the subsidiaries in liquidation to their estimated net realizable value, relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If we fail to raise capital when needed, the lack of capital will have a material adverse effect on our business, operating results and financial condition.

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

OUTLOOK

      We had current obligations at September 30, 2005 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, if required, short-term debt and related interest, capital expenditures and expenses related to cost-reduction initiatives, and to pay liabilities that could arise from litigation claims and judgments.

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

INITIATIVES COMPLETED OR IN PROCESS:

      The following initiatives related to raising required funds, settling liabilities and/or reducing expenses have been completed or are in process:

      (i) We completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell our five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the year ended September 30, 2005, we recognized a noncash gain of $177,000 from the approval by creditors of the liquidation of the net liabilities of our Ireland subsidiaries. Upon legal resolution of the approximately $7,296,000 of estimated remaining liabilities of these remaining European entities as of September 30, 2005, we may recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

      (ii) The Company is negotiating with vendors to settle balances at substantial discounts. In addition, the Company is negotiating to settle certain notes payable and approximately $3,700,000 of litigation accruals at a discount or with the issuance of shares of Cape.

      (iii) During the year ended September 30, 2005, we realized net gains of $167,000 from settlements of liabilities totaling $517,000 through the payments of approximately $353,000 in cash.

      (iv) During the year ended September 30, 2005, convertible notes payable to unrelated parties in the principal amount of $336,000 were converted into 12,031,915 shares of common stock.

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

      The full principal amount of the secured convertible notes, plus a default interest rate of 15%, is due upon a default under the terms of secured convertible notes. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission which includes the common stock underlying the secured convertible notes and the warrants. If the registration statement is not filed and declared effective within 60 days from the date of closing, we are required to pay liquidated damages to the investors.The Company has filed a registration statement which has not yet been declared effective and, as a result, has recorded interest at the default rate of 15% per annum for the period from March 12, 2005 through September 30, 2005. Interest expense has been increased from $360,000 at the 10% rate to $482,000 at the 15% rate.

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

      (vii) On August 10, 2005, we entered into a Securities Purchase Agreement for the sale of (i) $850,000 in secured convertible notes and (ii) warrants to purchase 850,000 shares of our common stock to accredited investors.

      The investors have provided or are obligated to provide us with the funds as follows:

      Amount                Disbursement Date
      ------                -----------------

      $250,000              August 10, 2005
      $100,000              September 19, 2005
      $100,000              October 19, 2005
      $100,000              November 16, 2005


$100,000 will be disbursed on the final business day of each month beginning January 2006 and ending in March 2006.

      However, the aggregate $850,000 principal amount of secured convertible notes and the warrants to purchase an aggregate of 850,000 shares of common stock shall be sold by us and purchased by the investors no later than five business days after effectiveness of a registration statement registering the shares of common stock underlying the secured convertible notes and warrants. In addition, either we or a majority-in-interest of the investors may terminate their obligation to participate in the additional monthly tranches upon 30 days written notice to the other party.

      The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the NASDAQ bulletin board for the 20 trading days before but not including the conversion date.

      The full principal amount of the secured convertible notes are due upon a default under the terms of secured convertible notes. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission within 45 days of closing, which will include the common stock underlying the secured convertible notes and the warrants. The Company has filed a Registration Statement which has not yet been declared effective and as a result has recorded interest at the default rate of 15% per annum from March 12, 2005 through September 30, 2005. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares or cash, at the election of the investors, in an amount equal to three percent of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

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

FACTORS THAT COULD AFFECT FUTURE RESULTS

      Because of the following factors, as wells as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

RISKS RELATING TO OUR BUSINESS:
-------------------------------

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, AND MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

      We incurred net losses of $6,795,000 and $2,185,000 for the years ended September 30, 2005 and 2004, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING, OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

      We will require additional funds to sustain and expand our sales and marketing activities. We anticipate that we will require up to approximately $2,000,000 to fund our continued operations for the next twelve months, depending on revenues from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

OUR  INDEPENDENT   REGISTERED   PUBLIC  ACCOUNTING  FIRM  HAS  STATED  THERE  IS
SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

      In their report dated January 13, 2006 on our consolidated financial statements as of and for the year ended September 30, 2005, our independent registered public accounting firm stated that our recurring losses and our working capital and stockholders' deficiencies as of September 30, 2005 raised substantial doubt about the Company's ability to continue as a going concern. Since September 30, 2005, we have continued to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses and stockholders' deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MESSRS. TOMS AND BIERMANN OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND SALES PERSONNEL HAVING EXPERIENCE IN BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

      Our success depends to a significant extent upon the continued service of Mr. Nicholas Toms, our Chief Executive Officer and Chief Financial Officer and Mr. Hugo Biermann, our Executive Chairman of the Board. Loss of the services of Messrs. Toms or Biermann could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Biermann. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

MANY OF OUR COMPETITORS ARE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.

      The supply chain management industry is extremely competitive and includes several companies that have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease, it could have a materially adverse affect on our operating results.

OUR TRADEMARK AND OTHER INTELLECTUAL PROPERTY RIGHTS MAY NOT BE ADEQUATELY PROTECTED OUTSIDE THE UNITED STATES, RESULTING IN LOSS OF REVENUE.

      We believe that our trademarks, whether licensed or owned by us, and other proprietary rights are important to our success and our competitive position. In the course of our international expansion, we may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks. We cannot assure that the actions we have taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

RISKS RELATING TO OUR COMMON STOCK:
-----------------------------------

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SECURED CONVERTIBLE NOTES, CLASS C-1 CONVERTIBLE PREFERRED STOCK, CLASS D CONVERTIBLE PREFERRED STOCK AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

      As of January 9, 2006, we had 96,597,341 shares of common stock issued and outstanding, secured convertible notes outstanding that may be converted into an estimated 367,948,500 shares of common stock at current market prices, class C-1 convertible preferred stock outstanding that may be converted into an estimated 55,388,889 shares of common stock at current market prices, class D convertible preferred stock outstanding that may be converted into an estimated 423,055,556 shares of common stock at current market prices and outstanding warrants to purchase 4,850,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes, class C-1 convertible preferred stock and class D convertible preferred stock may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes, class C-1 convertible preferred stock or class D convertible preferred stock and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES, CLASS C-1 CONVERTIBLE PREFERRED STOCK AND CLASS D CONVERTIBLE PREFERRED STOCK COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

      Our obligation to issue shares upon conversion of our secured convertible notes, class C-1 convertible preferred stock and class D convertible preferred stock is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), class C-1 convertible preferred stock and class D convertible preferred stock, based on market prices 25%, 50% and 75% below the market price as of January 9, 2006 of $0.04 per share.

Secured Convertible Notes
-------------------------

                         With        Number          % of
% Below    Price Per   Discount     of Shares     Outstanding
Market       Share      at 60%      Issuable         Stock
-------    ---------   --------   -------------   -----------

     25%        $.03      $.012     367,948,500         79.21%
     50%        $.02      $.008     551,922,750         85.10%
     75%        $.01      $.004   1,103,845,500         91.95%

Class C-1 Convertible Preferred Stock
-------------------------------------

                         With        Number          % of
% Below    Price Per   Discount     of Shares     Outstanding
Market       Share      at 40%      Issuable         Stock
-------    ---------   --------   -------------   -----------

     25%        $.03      $.018      55,388,889         36.44%
     50%        $.02      $.012      83,083,334         46.24%
     75%        $.01      $.006     166,166,667         63.24%

Class D Convertible Preferred Stock
-----------------------------------

                         With        Number          % of
% Below    Price Per   Discount     of Shares     Outstanding
Market       Share      at 40%      Issuable         Stock
-------    ---------   --------   -------------   -----------

     25%        $.03      $.018     423,055,556         81.41%
     50%        $.02      $.012     634,583,334         86.79%
     75%        $.01      $.006   1,269,166,667         92.93%


      As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes, class C-1 convertible preferred stock and class D convertible preferred stock will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES, CLASS C-1 CONVERTIBLE PREFERRED STOCK AND CLASS D CONVERTIBLE PREFERRED STOCK MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

      The secured convertible notes are convertible into shares of our common stock at a 60% discount to the trading price of the common stock prior to the conversion. The classes C-1 and D convertible preferred stock are convertible into shares of our common stock at a 40% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholders convert and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of secured convertible notes, class C-1 and class D convertible preferred stock and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE SECURED CONVERTIBLE NOTES, CONVERSION OF THE CLASS C-1 CONVERTIBLE PREFERRED STOCK, CONVERSION OF THE CLASS D CONVERTIBLE PREFERRED STOCK AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

      The issuance of shares upon conversion of the secured convertible notes, conversion of the class C-1 convertible preferred stock, conversion of the class D convertible preferred stock and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their secured convertible notes, convert the classes C-1 or D convertible preferred stock and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IN THE EVENT THAT OUR STOCK PRICE DECLINES, THE SHARES OF COMMON STOCK ALLOCATED FOR CONVERSION OF THE SECURED CONVERTIBLE NOTES, CLASS C-1 CONVERTIBLE PREFERRED STOCK AND CLASS D CONVERTIBLE PREFERRED STOCK AND REGISTERED PURSUANT TO A REGISTRATION STATEMENT MAY NOT BE ADEQUATE AND WE MAY BE REQUIRED TO FILE A SUBSEQUENT REGISTRATION STATEMENT COVERING ADDITIONAL SHARES. IF THE SHARES WE HAVE ALLOCATED AND ARE REGISTERING PURSUANT TO THE REGISTRATION STATEMENT ARE NOT ADEQUATE AND WE ARE REQUIRED TO FILE AN ADDITIONAL REGISTRATION STATEMENT, WE MAY INCUR SUBSTANTIAL COSTS IN CONNECTION THEREWITH.

      Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the secured convertible notes, class C-1 convertible preferred stock and class D convertible preferred stock, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the secured convertible notes. Accordingly, we have allocated and registered
370,000,000 shares to cover the conversion of the secured convertible notes, 55,400,000 shares to cover the conversion of the class C-1 convertible preferred stock and 423,100,000 shares to cover the conversion of the class D convertible preferred stock. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the secured convertible notes and classes C-1 and D convertible preferred stock and are registering pursuant to a registration statement may not be adequate. If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING SECURED CONVERTIBLE NOTES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE NOTES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

      In April 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $3,000,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 10% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In January 2005, we entered into another Securities Purchase Agreement for the sale of an aggregate of $1,850,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 10% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we are required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

IF AN EVENT OF DEFAULT OCCURS UNDER THE SECURITIES PURCHASE AGREEMENT, SECURED CONVERTIBLE NOTES, WARRANTS, SECURITY AGREEMENT OR INTELLECTUAL PROPERTY SECURITY AGREEMENT, THE INVESTORS COULD TAKE POSSESSION OF ALL OUR GOODS, INVENTORY, CONTRACTUAL RIGHTS AND GENERAL INTANGIBLES, RECEIVABLES, DOCUMENTS, INSTRUMENTS, CHATTEL PAPER, AND INTELLECTUAL PROPERTY.

      In connection with the Securities Purchase Agreements we entered into in April 2004 and January 2005, we executed a Security Agreement and an Intellectual Property Security Agreement in favor of the investors granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The Security Agreements and Intellectual Property Security Agreements state that if an even of default occurs under the Securities Purchase Agreement, Secured Convertible Notes, Warrants, Security Agreements or Intellectual Property Security Agreements, the Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

      Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Prior to May 2001 and new management, we were delinquent in our reporting requirements, having failed to file our quarterly and annual reports for the years ended 1998 - 2000 (except the quarterly reports for the first two quarters of 1999). We have been current in our reporting requirements for the last three years, however, there can be no assurance that in the future we will always be current in our reporting requirements.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and

      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

      In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and

      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and

      o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 7. FINANCIAL STATEMENTS.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of September 30, 2005
and 2004                                                                     F-3

Consolidated Statements of Operations for the years ended
September 30, 2005 and 2004                                                  F-5

Consolidated Statements of Changes in Stockholders' Deficiency for
the years ended September 30, 2005 and 2004                                  F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 2005 and 2004                                                  F-8

Notes to Consolidated Financial Statements                                   F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cape Systems Group, Inc.

We have audited the accompanying consolidated balance sheets of Cape Systems Group, Inc. (formerly Vertex Interactive, Inc.) and Subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cape Systems Group, Inc. and Subsidiaries as of September 30, 2005 and 2004, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the consolidated financial statements, among other things, the Company's operations have generated recurring losses and it had working capital and stockholders' deficiencies as of September 30, 2005. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements as of and for the year ended September 30, 2005 do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J. H. COHN LLP
------------------

Roseland, New Jersey
January 13, 2006

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2005 and 2004
                 (in thousands except share and per share data)

                                     ASSETS

                                                      September 30,

                                                     2005     2004
                                                    ------   ------

CURRENT ASSETS:
Cash                                                $  239   $  101
Restricted cash - short-term                            --      300
Accounts receivable, less
allowance for doubtful accounts of $9 and $456         572      351
Inventories, net of valuation allowance                185      369
Prepaid expenses and other current assets              480       71
                                                    ------   ------
Total current assets                                 1,476    1,192
Equipment and improvements, net of
  accumulated depreciation and
  amortization of $670 and $1,359                       45       34
Restricted cash - long-term                             --      150
Deferred financing costs,
  net of accumulated amortization of $175 and $54      180      261
Goodwill                                               342       --
Other intangible assets, net of accumulated
  amortization of $370                               1,175       --
Other assets                                           194      111
                                                    ------   ------
Total assets                                        $3,412   $1,748
                                                    ======   ======

                 See notes to consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2005 and 2004
                 (in thousands except share and per share data)


                                                            2005         2004
                                                         ---------    ---------

CURRENT LIABILITIES:
Notes payable                                            $   1,227    $   1,227
Mandatory redeemable Series D preferred stock -
  504 shares at redemption value                               505          505
Accounts payable                                             4,315        3,654
Payroll and related benefits accrual                         1,576        1,995
Litigation related accruals                                  3,655        3,655
Other accrued expenses and liabilities                       3,834        3,750
Deferred revenue                                               549          354
Long-term convertible notes payable                          4,765           --
Estimated remaining net liabilities associated
  with subsidiaries in liquidation                           7,296        7,715

                                                         ---------    ---------
Total current liabilities                                   27,722       22,855

Long-term convertible notes payable                             --        2,549
                                                         ---------    ---------

Total Liabilities                                           27,722       25,404
                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Series A preferred stock, par value
  $.01 per share; 2,000,000 shares authorized,
  1,356,852 shares issued and outstanding
  ($10,000 aggregate liquidation preference)                    14           14

Series B preferred stock, par value $0.01 per
  share; 1,000 shares authorized, 1,000 shares
  issued and outstanding($1,000 aggregate
  liquidation preference)                                       --           --

Series C-1 preferred stock, par value
  $0.01 per share; 10,000 shares authorized,
  997 shares issued and outstanding ($997
  aggregate liquidation preference)                             --           --

Series D preferred stock, par value $0.01 per
  share; 10,000 shares authorized, 7,111 shares
  issued and outstanding (excluding 504 shares subject
  to mandatory redemption)($7,110 aggregate
  liquidated preference)                                        --           --

Common stock, par value $.005 per share;
  1,000,000,000 shares authorized;
  92,273,778 and 56,116,342 shares issued                      461          281
Additional paid-in capital                                 170,222      164,442
Subscription receivable                                        (66)          --
Accumulated deficit                                       (193,312)    (186,517)
Accumulated other comprehensive loss                        (1,562)      (1,809)
Less: Treasury stock, 87,712 shares of
  common stock (at cost)                                       (67)         (67)
                                                         ---------    ---------
Total stockholders' deficiency                             (24,310)     (23,656)
                                                         ---------    ---------

Total liabilities and stockholders' deficiency           $   3,412    $   1,748
                                                         =========    =========

                 See notes to consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended September 30, 2005 and 2004
                 (in thousands except share and per share data)

                                                     2005            2004
                                                 ------------    ------------

REVENUES                                         $      3,779    $      2,566

COST OF SALES                                           1,848           1,287
                                                 ------------    ------------
GROSS PROFIT                                            1,931           1,279
                                                 ------------    ------------
OPERATING EXPENSES:

Selling and administrative                              4,136           2,927
Depreciation and amortization                             396             155
                                                 ------------    ------------
Total operating expenses                                4,532           3,082
                                                 ------------    ------------
OPERATING LOSS                                         (2,601)         (1,803)
                                                 ------------    ------------
OTHER INCOME (EXPENSE):
Interest expense (includes beneficial
 conversion charge of $3,540 and $1,096
 in 2005 and 2004, respectively)                       (5,005)         (1,969)

Gain on settlements of liabilities                        164           1,072
Gain on liquidation of foreign subsidiaries               177             321
Other                                                      13             194
                                                 ------------    ------------
Net other expense                                      (4,651)           (382)
                                                 ------------    ------------

LOSS BEFORE(CREDIT) FOR INCOME TAXES                   (7,252)         (2,185)

Credit for sale of state tax benefits                    (457)             --
                                                 ------------    ------------
NET LOSS                                               (6,795)         (2,185)

Charge for preferred stock
  beneficial conversion feature                            --           3,445
                                                 ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS     $     (6,795)   $     (5,630)
                                                 ============    ============

Net loss per share of common stock:

          Basic and Diluted                      $       (.09)   $      (0.12)

Weighted average number of shares outstanding:

          Basic and Diluted                        77,305,980      48,469,039

                 See notes to consolidated financial statements.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 For the Years Ended September 30, 2005 and 2004
                 (In thousands except share and per share data)

                                             Preferred Stock           Common Stock       Additional       Deferred
                                           --------------------   ---------------------    Paid-In       Compensation
                                            Shares      Amount      Shares      Amount     Capital     Unearned Income
                                           ---------   --------   ----------   --------   ----------   ----------------
Balance September 30, 2003                 1,358,849   $     13   48,201,978   $    241   $  155,364   $           (400)

Effects of issuance of
  warrants with notes payable:
  Related parties                                                                                 54
  Unrelated parties                                                                              428
Conversion of notes payable -
  related parties into non-redeemable
  Series D preferred stock                     7,111          1                                7,111
Exercise  of warrants                                              5,809,980         29          289
Conversion of long-term
  notes payable - unrelated parties                                1,754,384          9           89
Common stock issued in exchange
  for services                                                       350,000          2           12
Issuance of Series C-1 preferred
  stock for Series C                              --         --
Write off of unearned income                                                                                        400
Beneficial conversion feature related to
  long-term convertible debt                                                                   1,096
Comprehensive loss:
    Net loss
    Change in unrealized foreign
      exchange translation
      gains/losses
Reclassification into
  current period earnings
Comprehensive loss
                                           ---------   --------   ----------   --------   ----------   ----------------
Balance September 30, 2004                 1,365,960         14   56,116,342        281      164,442                 --

Conversion of notes payable -
  into common stock                                               12,031,915         61          275
Common stock issued for accrued
  401(k) plan contribution and
  other liabilities                                               13,252,899         66          854
Common stock issued in
  exchange for services                                            9,622,622         47          761
Beneficial conversion feature
 related to long-term convertible debt                                                         3,540
Common stock issued related to
 subscription agreement                                            1,250,000          6           94
Effects of issuance of warrants
 with notes payable                                                                              136
Stock options issued in exchange
 for services                                                                                    120
Net loss
Change in unrealized foreign
 exchange translation gains/
 (losses)
                                           ---------   --------   ----------   --------   ----------   ----------------
Balance September 30, 2005                 1,365,960   $     14   92,273,778   $    461   $  170,222   $             --
                                           =========   ========   ==========   ========   ==========   ================

                 See notes to consolidated financial statements.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 For the Years Ended September 30, 2005 and 2004
                 (In thousands except share and per share data)
                                   (CONTINUED)

                                                                              Accumulated
                                                                                 Other
                                              Accumulated    Subscription    Comprehensive    Treasury
                                                Deficit       Receivable         Loss          Stock       Total
                                              -----------    ------------    -------------    --------    --------

Balance September 30, 2003                    $  (184,332)   $         --    $      (2,481)   $    (67)   $(31,662)

Effects of issuance of
  warrants with notes payable:
    Related parties                                                                                             54
    Unrelated parties                                                                                          428
Conversion of notes payable
  related parties into non-redeemable
  Series D preferred stock                                                                                   7,111
Exercise of warrants                                                                                           318
Conversion of long-term notes payable -
  unrelated parties                                                                                             98
Common stock issued in exchange
  for services                                                                                                  14
Issuance of Series C-1 Preferred
  Stock for Series C
Write off of unearned income                                                                                   400
Beneficial conversion feature related to
  long-term convertible debt                                                                                 1,096
Comprehensive loss:
    Net loss                                       (2,185)                                                  (2,185)
    Change in unrealized foreign
      exchange translation gains/losses                                                672                     672
                                              -----------    ------------    -------------    --------    --------

Balance September 30, 2004                       (186,517)             --           (1,809)        (67)    (23,656)
Conversion of notes payable -
  into common stock                                                                                            336
Common stock issued for accrued
  401(k) Plan contribution
  and other liabilities                                                                                        920
Common stock issued in exchange
  for services                                                                                                 808
Beneficial conversion feature
  related to additional long-term
  convertible debt                                                                                           3,540
Common stock issued related to
  subscription agreement -425,000 purchased
  as of September 30, 2005                                            (66)                                      34

Effects of issuance of warrants
  with notes payable                                                                                           136

Stock options issued in exchange
  for services                                                                                                 120

Net loss                                           (6,795)                                                  (6,795)
Change in unrealized foreign
 exchange translation gains/(losses)                                                   247                     247
                                              -----------    ------------    -------------    --------    --------
Balance September 30, 2005                    $  (193,312)   $        (66)   $      (1,562)   $    (67)   $(24,310)
                                              ===========    ============    =============    ========    ========

(a) Comprehensive (loss) for the years ended September 30, 2005 and 2004 totaled $(6,571) and $(2,586) respectively. The Company reclassified $23 and $1,073 from other comprehensive loss into current year loss for the years ended September 30, 2005 and 2004 respectively.

                 See notes to consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             For the Years Ended
                                                                September 30,
                                                             ------------------
                                                               2005       2004
                                                             -------    -------
Cash Flows from Operating Activities:

Net loss                                                     $(6,795)   $(2,185)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                                    396        155
Write-off unearned income                                         --        400
Common stock issued in exchange for services                     808         14
Amortization of deferred financing costs and
  debt discount                                                  579         54
Variable stock option charge                                      43         --
Charges to interest expense for warrants
  issued with note  payable - related parties                     --         54
Charges to interest expense for beneficial
  conversion features of notes payable - unrelated parties     3,540      1,172
Gain on liquidation of foreign subsidiaries:                    (177)      (321)
Gain on settlement of liabilities                               (164)    (1,072)
Changes in operating assets and liabilities:
  net of effects of acquisitions
Restricted cash                                                   --       (450)
Accounts receivable, net                                          (6)       288
Inventory                                                        219        169
Prepaid expenses and other current assets                       (225)       (52)
Other assets                                                     399         --
Accounts payable                                                 800        (58)
Accrued expenses and other liabilities                           591       (569)
Deferred revenue                                                 (20)        49
                                                             -------    -------
Net cash used in operating activities                            (12)    (2,352)
                                                             -------    -------

Cash Flows from Investing Activities:

Additions to equipment and improvements                           --         (2)
Acquisition of business - net of cash acquired                (1,990)        --
                                                             -------    -------
Net cash used in investing activities                         (1,990)        (2)
                                                             -------    -------

Cash Flows from Financing Activities:

Proceeds from notes and convertible notes payable:
  Related parties                                                 --        137
  Unrelated parties                                            2,200      3,000
Repayment of notes payable - unrelated parties                    --       (392)
Deferred financing costs                                         (94)      (315)
Cash received - common stock issuance                             34         --
                                                             -------    -------
Net cash provided by Financing Activities                      2,140      2,430
                                                             -------    -------
Net increase in cash                                             138         76

Cash at beginning of year                                        101         25
                                                             -------    -------
Cash at end of year                                          $   239    $   101
                                                             =======    =======
Cash paid for interest                                            --        155
Noncash investing and financing activities:
Long-term convertible notes payable -
  converted into common stock                                $   336         98
Notes payable and accrued interest -
  related parties converted into nonredeemable
  and mandatory redeemable preferred stock                        --      7,110
Common stock issued for payment of liabilities               $   920         --
Stock options issued for future services                     $   120         --

                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

(In thousands except share and per share data)

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

GOING CONCERN MATTERS

Based upon our substantial working capital deficiency ($26,246) and stockholders' deficiency ($24,310) at September 30, 2005, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

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

The accompanying consolidated financial statements have been prepared on a basis that contemplates Cape's continuation as a going concern and the realization of its assets and liquidation of its liabilities in the ordinary course of business. Such financial statements do not include any adjustments, with the exception of the provision to adjust the carrying values of the assets of the subsidiaries in liquidation to their estimated net realizable value, relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If Cape fails to raise additional capital when needed, the lack of capital will have a material adverse effect on Cape's business, operating results, financial condition and ability to continue as a going concern.

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

OUTLOOK:

We had current obligations at September 30, 2005 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, if required, short-term debt and related interest, capital expenditures and expenses related to cost-reduction initiatives, and to pay liabilities that could arise from litigation claims and judgments.

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

INITIATIVES COMPLETED OR IN PROCESS:

The  following   initiatives   related  to  raising  required  funds,   settling
liabilities and/or reducing expenses have been completed or are in process:

(i) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the year ended September 30, 2005, we recognized a noncash gain of $177 from the approval by creditors of the liquidation of the net liabilities of the Company's Ireland subsidiaries. Upon legal resolution of the approximately $7,296 of estimated remaining liabilities of these remaining European entities as of September 30, 2005, we may recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(ii) During the year ended September 30, 2005, we realized net gains of approximately $164 from settlements of liabilities totaling $517 through the payments of approximately $353 in cash.

(iii) During the year ended September 30, 2005 convertible notes payable to unrelated parties in the principal amount of $336 were converted into 12,031,915 shares of common stock.

(iv) On January 11, 2005, we entered into a Securities Purchase Agreement (the "SPA") and sold (i) $1,850 in secured convertible notes and (ii) warrants to purchase 1,850,000 shares of our common stock. The secured convertible notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the NASDAQ bulletin board for the 20 trading days before but not including the conversion date.

The full principal amount of the secured convertible notes, plus a default interest rate of 15%, is due upon a default under the terms of the secured convertible notes. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly-owned subsidiaries, and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission which includes the common stock underlying the secured convertible notes and the warrants. If the registration statement is not filed and declared effective within 60 days from the date of closing, we are required to pay liquidated damages to the investors.The Company has filed a registration statement which has not yet been declared effective and, as a result, has recorded interest at the default rate of 15% per annum for the period from March 12, 2005 through September 30, 2005. Interest expense has been increased from $360 at the 10% rate to $482 at the 15% rate.

In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares of our common stock or cash, at the election of the investors, in an amount equal to 3% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

We are currently in default pursuant to secured convertible notes issued pursuant to a securities purchase agreement dated 2005 and 2004 (the "SPA"). On April 26, 2005, we filed a registration statement on Form SB-2 registering additional shares to be issued upon conversion of the secured convertible notes pursuant to the SPA, however, the SB-2 registration statement is currently being reviewed and has not been declared effective.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.09 per share. The exercise price of the warrants is subject to anti-dilution provisions.

(v) On August 10, 2005, we entered into a Securities Purchase Agreement for the sale of (i) $850 in secured convertible notes and (ii) warrants to purchase 850,000 shares of our common stock to accredited investors.

      The investors have provided or are obligated to provide us with the funds as follows:

      Amount                Disbursement Date
      ------                -----------------

      $250                  August 10, 2005
      $100                  September 19, 2005
      $100                  October 19, 2005
      $100                  November 16, 2005


$100 will be disbursed on the final business day of each month beginning January 2006 and ending in March 2006

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

(vi) On January 12, 2005, we entered into a Stock Purchase  Agreement with Peter
B. Ayling, Elizabeth M. Ayling, Brad L. Leonard, Michael C. Moore, Cape Systems and Consulting Services Ltd. (the "CSCS Ltd.") and Cape Systems, Inc. ("CSI") pursuant to which we purchased on that date all of the issued and outstanding shares of common stock of Cape Systems and Consulting Services Ltd. (collectively "Cape Systems") from Peter B. Ayling and Elizabeth M. Ayling and Cape Systems, Inc. from Brad L. Leonard and Michael C. Moore for an aggregate purchase price of $2,000. Pursuant to the Stock Purchase Agreement, the parties executed an escrow agreement pursuant to which $200 of the purchase price was placed in escrow for a period of 15 months as a fund for indemnity claims arising out of the transaction. The acquisition was accounted for pursuant to the purchase method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") effective as of January 12, 2005.

2. BUSINESS COMBINATION

As explained in Note 1, on January 12, 2005, the Company entered into a Stock Purchase Agreement pursuant to which it acquired all of the issued and outstanding shares of common stock of CSCS Ltd. and its subsidiary, CSI, for an aggregate purchase price of $2,000, excluding acquisition costs of $198. The acquisition was financed primarily through the sale of $1,850 of secured convertible notes and warrants to purchase 1,850,000 shares of the Company's common stock (see Note 10). The acquisition was completed in order to expand our customer base.

In addition, prior to January 12, 2005, the Company had made restricted cash deposits of $418 that were held by the purchasers of the secured convertible notes and had made prepayments of interest of $31 on other loans from the purchasers of the secured convertible notes. In connection, with the acquisitions and the issuance of the secured convertible notes, the purchasers released the restricted deposits and returned the prepaid interest.

The acquisition was accounted for as a purchase pursuant to SFAS 141. Accordingly, the assets and liabilities of the Acquired Companies were recorded based on their fair values as of the acquisition date with the excess of the acquisition costs over the fair value of the net assets acquired allocated to goodwill. The cost of the acquisition of $2,198 allocated to the estimated fair values of the assets and liabilities of the Acquired Companies as follows:

      Cash                                $   208
      Accounts receivable                     214
      Inventories                              35
      Prepaid expenses and other assets        95
      Equipment, furniture and fixtures        42
      Accrued expenses                        (42)
      Deferred revenue                       (214)
      Notes payable                            (6)
      Accounts payable                        (24)
      Other intangible assets               1,548
      Goodwill                                342
                                          -------

      Total cost allocated                $ 2,198
                                          =======


The acquisition closed effective January 12, 2005 and, accordingly, included the results of operations of the Acquired Companies from January 12, 2005.

Purchased goodwill is normally deductible for tax purposes. However, since this acquisition was a stock puchase goodwill is not deductible for tax purposes.

The following table presents unaudited pro forma results of operations of the Company as if the above described acquisition had occurred at October 1, 2003:

                    (in thousands except per share data)

                                Years Ended
                               September 30,

                              2005       2004
                            -------    -------
      Revenues              $ 4,100    $ 3,900
      Net loss               (6,825)    (2,300)
      Net loss per share*      (.09)      (.05)


* Includes a nonrecurring charge of $1,850 ($.02 per share) for the year ended September 30, 2005 for the beneficial conversion feature given to the investors that provided financing for the acquisition.

The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 2005, nor do they purport to be indicative of the future results of operations of the Company.

3. ESTIMATED REMAINING LIABILITIES ASSOCIATED WITH SUBSIDIARIES IN LIQUIDATION

The Company developed and initiated a plan in the quarter ended June 30, 2002 that would result in the sale or divestiture of assets or closings of businesses that are not part of the Company's current strategic plan or have not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France - previously ICS France) and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the fourth quarter of fiscal 2005, the Company recognized a noncash gain from the approval by creditors of the liquidation of the net liabilities of the Company's Ireland subsidiaries, as explained below. Accordingly, the remaining estimated liabilities of these businesses are classified as estimated remaining liabilities associated with subsidiaries in liquidation in the accompanying September 30, 2005 and 2004 consolidated balance sheets. While the Company expects the liquidation process to take through at least June 30, 2006, significant variations may occur based on the complexity of the entity and requirements of the respective country.

Estimated remaining liabilities are generally carried at their contractual or historical amounts. The ultimate amounts required to settle these retained liabilities will differ from estimates based on contractual negotiations, and the outcome of certain legal actions and liquidation procedures.

Estimated remaining net liabilities as of September 30, 2005 and 2004 was $7,296 and $7,715, respectively:

The Company received notice that the liquidation of Vertex Ireland subsidiaries had been approved and finalized by the Ireland creditors as of September 30, 2005. Based on such notice, management reduced the Company's estimated remaining liabilities associated with subsidiaries in liquidation by approximately $200, reclassed approximately $23 of translation loss from accumulated other comprehensive loss to the consolidated statement of operations and recognized a gain of approximately $177 in the fourth quarter of fiscal 2005.

The Company received notice that the liquidation of the UK companies was approved and finalized by the UK creditors as of January 5, 2004. Based on such notice, management reduced the Company's net liabilities associated with subsidiaries in liquidation by approximately $1,400, reclassed approximately $1,073 of translation loss from accumulated other comprehensive loss to the consolidated statement of operations, and recognized a gain of approximately $320 in fiscal 2004.

Except for the gain from the liquidation of the Ireland subsidiaries and changes in the unrealized foreign translation loss, there were no results of operations of these businesses for the years ended September 30, 2005 and 2004.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates are those used by management to record litigation accruals, the recoverability of intangible assets, the allowances for doubtful accounts and inventory reserves and the value of shares, options or warrants issued for services or in connection with financing transactions. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Equipment Sales:
----------------

Revenue related to sales of equipment is recognized when the products are delivered, title has passed, the collection of the related receivable is deemed probable by management and no obligations to the customer remain outstanding.

Software License Sales:
-----------------------

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

Professional Services:
----------------------

The Company provides consulting and other services on a per-diem billing basis and recognizes such revenues as the services are performed.

Support and Service:
--------------------

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


SOFTWARE DEVELOPMENT COSTS AND OTHER INTANGIBLE ASSETS

Pursuant to SFAS 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, " ("SFAS 86") the Company is required to charge the costs of creating a computer software product to research and development expense as incurred until the technological feasibility of the product has been established; thereafter, all related software development and production costs are required to be capitalized.

Commencing upon the initial release of a product, capitalized software costs and any costs of related purchased software are generally required to be amortized over the estimated economic life of the product or based on current and estimated future revenues. Thereafter, capitalized software costs and costs of purchased software are reported at the lower of amortized cost or estimated net realizable value. Due to the inherent technological changes in the software development industry, estimated net realizable values or economic lives may decline and, accordingly, the amortization period may have to be accelerated or impaired balances may have to be written off. The capitalized software costs were fully amortized as of September 30, 2004.

Pursuant to SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and other intangible assets with indefinite lives are no longer amortized and are subject to reduction only when their carrying amounts exceed their estimated fair values based on impairment tests that are required to be made annually or more frequently under certain circumstances. Fair values are determined based on models that incorporate estimates of future profitability and cash flows.

IMPAIRMENT OF LONG-LIVED ASSETS

Under the provisions of SFAS 144, "Accounting for the Impairment of Long-Lived Assets," which became effective for the Company as of October 31, 2002, and SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was effective prior to that date, impairment losses on long-lived tangible and intangible assets that do not have indefinite lives, such as equipment, customer lists and software licenses, are generally recognized when events or changes in circumstances, such as the occurrence of significant adverse changes in the environment in which the Company's business operates, indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. However, impairment losses for capitalized software costs are determined pursuant to SFAS 86 and impairment losses for goodwill and other intangible assets with indefinite useful lives are now determined pursuant to SFAS 142 as described above.

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

As of September 30, 2005 and 2004, there were 540,963,700 and 225,718,736 shares of common stock respectively potentially issuable upon the exercise of stock options (7,890,815 and 6,959,606 shares), warrants (5,200,000 and 3,000,000) and the conversion of convertible securities (527,872,885 and 215,759,130 shares). However, diluted per share amounts have not been presented in the accompanying consolidated statements of operations for the years ended September 30, 2005 and 2004 because the Company had a net loss in each period and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by stockholders and distributions to stockholders and is reported in the Statements of Changes in Stockholders' Deficiency. Included in the Company's comprehensive loss are net loss and foreign exchange translation adjustments.

STOCK-BASED COMPENSATION

SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides for the use of a fair value based method of accounting for employee stock compensation. However SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by APB 25, "Accounting for Stock Issued to Employees" ("APB 25") which requires charges to compensation expense based on the excess, if any, of the fair value of the underlying stock at the date a stock option is granted over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for employee stock options under APB 25. Accordingly, it is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") to make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting under had been applied.

If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date in all periods and had amortized the cost over the vesting period pursuant to SFAS 123, net loss, loss applicable to common stock and net loss per common share would have been increased to the pro forma amounts indicated in the table below:

                                                      Year Ended
                                                     September 30,
                                                  ------------------
                                                    2005       2004
                                                  -------    -------

Net loss-as reported                              $(6,795)   $(2,185)
  Deduct total stock - based employee
    compensation expense determined under a
    fair value based method for all awards,
    net of related tax effects                        663        986
                                                  -------    -------
  Net loss - pro-forma                            $(7,458)   $(3,171)
                                                  =======    =======
  Net loss applicable to common stock pro-forma   $(7,458)    (6,616)
                                                  =======    =======
Basic and diluted
  loss per common share - as reported             $  (.09)   $  (.12)
Basic and diluted
  loss per common share - pro-forma               $  (.10)   $  (.14)


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

In accordance with the provisions of SFAS 123 and related interpretations of the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board (the "FASB"), all other issuances of common stock, stock options or other equity instruments to employees and non employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model. Such fair value is measured as of an appropriate date pursuant to the guidance in the EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performances by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

The Company accounts for the intrinsic value of beneficial conversion features arising from the issuance of convertible debt and preferred stock with conversion rights that are in-the-money at the commitment date pursuant to the consensuses of EITF Issue No. 98-5 and EITF Issue No. 00-27. The resulting charge arising from the issuance of convertible debt is recorded as interest expense over the term of the debt or as debt discount which is amortized to interest expense using the effective yield method. The resulting charge arising from the issuance of preferred stock is included as an adjustment to net income or loss in computing net income or loss applicable to common stock at the commitment date if the preferred stock is convertible immediately or over the period to the earliest conversion date of the preferred stock. The intrinsic value of a beneficial conversion feature is determined after initially allocating an appropriate portion of the proceeds received from the sale of the related debt instrument or preferred stock to any detachable instruments (such as warrants) included in the sale or exchange based on relative fair values.

CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in bank accounts that, at times, have balances that exceed the federally insured limit of $100 (there was a balance of $157 in excess of the limit at September 30, 2005). The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, their dispersion across different geographic areas, and generally short payment terms. In addition, the Company does not require collateral and closely monitors the extension of credit to its customers while maintaining allowances for potential credit losses. On a periodic basis, the Company evaluates its trade accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations.

In fiscal 2005, we had one customer, Regis Corporation, whose sales were approximately 10% of total revenue. At September 30, 2005 the customer accounted for approximately 14% of total accounts receivable. In fiscal 2004, we had two customers whose sales were approximately 30% of total revenue (IBM China 20% and Rite Aid Corp 10%). At September 30, 2004 the two customers accounted for approximately 30% of total accounts receivable.

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

ADVERTISING COSTS

Advertising   costs  are   expensed  as   incurred.   Advertising   expense  was
approximately $101 and $19 in fiscal 2005 and 2004, respectively.

RESEARCH AND DEVELOPMENT

There were no research and development expenses ("R&D") as we suspended all R&D, focusing our resources on customer support services.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R) "Share-Based Payment" ("SFAS 123(R)"), which amends SFAS 123 and will be effective for public companies that are small business issuers for annual periods beginning after December 15, 2005. SFAS 123(R) will require us to expense all employee stock options and other share-based payments over the service period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. SFAS 123(R) may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt SFAS 123(R) and evaluating the effect that the adoption will have on our financial position and results of operations. Since we have used the intrinsic value method for employee stock options and, generally, have not recorded any related expense, the adoption of a fair value method for employee stock options is likely to generate additional compensation expense.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ..." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date SFAS 151 was issued. The adoption of SFAS 151 is not expected to have a material impact on our financial position and results of operations.

5. INTANGIBLE ASSETS

As of September 30, 2005, the only intangible asset of the Company was the value of a customer list in connection with the acquisition of Cape Systems in January 2005. Information related to changes in the Company's intangible assets during the years ended September 30, 2005 and 2004 is presented below.

Intangible assets subject to amortization as of September 30, 2005 and related changes during fiscal 2005 and 2004 were as follows:

                                                                                         Additions/
                                         September 30,   Amortization   September 30,   Amortization   September 30,
                                              2003         Expense           2004         Expense           2005
                                         -------------   ------------   -------------   ------------   -------------

Gross Cost                               $         347   $         --   $         347   $      1,548   $       1,548
Accumulated amortization-
  based upon estimated life of 3 years             232            115             347            370             370
                                         -------------   ------------   -------------   ------------   -------------
Net book value                           $         115   $        115   $          --   $      1,178   $       1,178
                                         =============   ============   =============   ============   =============


Intangible assets subject to amortization as of September 30, 2005 and related changes during fiscal 2005 were as follows:

                                                        Additions/
                           Estimated   September 30,   Amortization                    September 30,
                             Life          2004          Expense       Disposals           2005
                           ---------   -------------   ------------    ---------       -------------
Gross Cost
  Capitalized  Software      3 yrs     $         347   $         --    $    (347)(1)   $          --
  Customer List              3 yrs                --          1,548           --               1,548
                                       -------------   ------------    ---------       -------------
                                       $         347   $      1,548    $    (347)      $       1,548
                                       =============   ============    =========       =============

Accumulated Amortization
  Capitalized Software                           347             --         (347)(1)   $          --
  Customer List                                   --            373           --                 373
                                       -------------   ------------    ---------       -------------

                                       $         347   $        373    $    (347)      $         373
                                       =============   ============    =========       =============
Net Book Value

   Capitalized  Software                          --             --           --
   Customer List                                  --          1,175           --               1,175
                                       -------------   ------------    ---------       -------------
                                       $          --   $      1,175    $      --       $       1,175
                                       =============   ============    =========       =============

(1) Capitalized software became fully amortized in 2004.

Amortization expenses in each of the years subsequent to September 30, 2005 will be approximately $516 in 2006 and 2007 and $143 in 2008.

Intangible assets not subject to amortization as of September 30, 2005 and the related changes during 2005 were are follows:

             September 30,   Additions                   September 30,
                  2004                      Reductions        2005
             -------------   ---------      ----------   -------------

Cost
  Goodwill              --   $     342(1)           --   $         342
             -------------   ---------      ----------   -------------
  Total                 --   $     342              --   $         342
             =============   =========      ==========   =============


No impairment required for the year ended September 30, 2005

(1) The additions to goodwill during the year ended September 30, 2005 relate to the acquisition of Cape Systems on January 12, 2005 .

6. INVENTORIES

Inventories consist of the following:

                   September 30,
                  2005      2004
                  ----      ----
Raw materials     $185      $310
Work in process     --        59
                  ----      ----
  Totals          $185      $369
                  ====      ====

7. EQUIPMENT AND IMPROVEMENTS

                                                   September 30,
                                                  2005      2004
                                                 -----    -------
Office furniture and equipment                   $ 166    $   728
Computer equipment                                 510        541
Other equipment                                     39        124
                                                 -----    -------
Totals                                             715      1,393

Less accumulated depreciation and amortization    (670)    (1,359)
                                                 -----    -------

Net equipment and improvements                   $  45    $    34
                                                 =====    =======

8. OTHER ASSETS

Other assets consist of the following:

                              September 30,
                             2005       2004
                            -----      -----
Security deposits           $ 120      $ 111
Deferred acquisition fees      74         --
                            -----      -----
Totals                      $ 194      $ 111
                            =====      =====


9. NOTES PAYABLE

Notes payable classified as current liabilities consist of past due notes payable to Renaissance Software, Inc. ("Renaissance") in the amount of $1,227 as of September 30, 2005. The Company issued approximately $1,500 in promissory notes payable, bearing interest at 8%, in connection with the purchase of Renaissance in fiscal 2000 which were originally due on June 30, 2001. On August 9, 2001, the Company renegotiated the terms of these notes and, in return for 147,000 shares of stock (with a fair market value of approximately $162) the notes became payable as follows: $250 was due on August 15, 2001, and the remaining balance, plus accrued interest from June 30, 2001, was due on September 30, 2001. The Company paid the August 15, 2001 installment and, has not paid the remaining past due balance as of January 13, 2006.

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable of $4,765 arose from loans under (a) a Securities Purchase Agreement (the "2004 Agreement") with four accredited investors on April 28, 2004 and January 11, 2005 for the private placement (the "2004 Private Placement") of (i) $3,000 in convertible notes (the "2004 Convertible Notes") and (ii) warrants (the "2004 Warrants") to purchase 3,000,000 shares of our common stock; and (b) a Securities Purchase Agreement (the "2005 Agreement) for the private placement (the "2005 Private Placement") of (i) $1,850 in convertible notes (the "2005 Convertible Notes") and (ii) warrants (the "2005 Warrants") to purchase 1,850,000 shares of common stock, and (c) $350 in convertible notes (the "2005 Working Capital Facility") and warrants to purchase 350,000 shares of common stock.

2004 Convertible Notes
----------------------

The 2004 Convertible Notes bear interest at 10% and mature two years from the date of issuance. At the investors' option, 50% of the 2004 Convertible Notes will be convertible into our common stock at the lower of $0.30 or 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date and the other 50% of the 2004 Convertible Notes will be convertible into our common stock at the lower of $0.30 or 55% of the same average over the same trading period. The full principal amount of the 2004 Convertible Notes would become due upon any default under the terms of the 2004 Convertible Notes. The 2004 Warrants are exercisable until five years from the date of issuance at a purchase price of $0.11 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The Company allocated proceeds of $427 to the fair value of the warrants and the remaining $2,573 to the fair value of the 2004 Convertible Notes. Based on the excess of the aggregate fair value of the common shares that would have been issued if the 2004 Convertible Notes had been converted immediately over the proceeds allocated to the 2004 Convertible Notes, the investors received a beneficial conversion feature that had an aggregate intrinsic value of approximately $1,096 as of the commitment date. Accordingly, the Company recorded an increase in additional paid-in capital and debt discount of $1,524 in connection with the issuance of the 2004 Convertible Notes and 2004 Warrants, of which $1,171 was amortized to interest expense during the year ended September 30, 2004 and $352 during the year ended September 30, 2005

In connection with the 2005 acquisitions and related financing transactions, the 2004 Convertible Notes were amended and became convertible at the lower of $0.09 or 40% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The modification to the conversion terms in January 2005 resulted in an additional charge for the beneficial conversion feature had an aggregate intrinsic value of approximately $1,469 as of the modification date. Accordingly, the Company recorded an increase in additional paid-in capital and the additional debt discount of $1,469 which was amortized to interest expense in 2005.

During August and September 2004, the Company issued 1,754,384 common shares upon the conversion of 10% Convertible Notes with an approximate principal balance of $98 at conversion prices of $0.054 and $0.055 per share. During October 2004 through December 2004, the Company issued 11,245,615 common shares upon the conversion of 10% Convertible Notes with an approximate principal balance of $313 at conversion prices ranging from $0.02 to $0.05 per share. In addition, on July 5, 2005 the Company issued 786,300 common shares upon the conversion of 10% Convertible Notes with an approximate principal balance of $23 at a conversion price of $0.03 per share.

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

Based on the excess of the aggregate fair value of the common shares that would have been issued if the 2005 Convertible Notes had been converted immediately over the proceeds allocated to the 2005 Convertible Notes, the investors received a beneficial conversion feature that had an aggregate intrinsic value of approximately $1,720 as of the commitment date. Accordingly, the Company recorded an increase in additional paid-in capital and the additional debt discount of $1,720 which was amortized to interest expense since the Company is currently in default. In addition the aggregate intrinsic value of the 2005 Warrants was $129 which was recorded as additional paid-in capital and debt discount, $129 of which was amortized to interest expense during the year ended September 30, 2005.

2005 Working Capital Facility
-----------------------------

On August 10, 2005, we entered into a Securities Purchase Agreement for the sale of (i) $850 in secured convertible notes and (ii) warrants to purchase 850,000 shares of our common stock to accredited investors.

      The investors have provided or are obligated to provide us with the funds as follows:

      Amount                Disbursement Date
      ------                -----------------

      $250                  August 10, 2005
      $100                  September 19, 2005
      $100                  October 19, 2005
      $100                  November 16, 2005


$100 will be disbursed on the final business day of each month beginning January 2006 and ending in March 2006.

The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the NASDAQ bulletin board for the 20 trading days before but not including the conversion date.

11. STOCKHOLDERS' DEFICIENCY

Shares Issued for Services and Directors' Fees and Accrued Liabilities
----------------------------------------------------------------------

During the year ended September 30, 2005, the Company issued 9,622,622 shares of common stock for various consulting and professional services rendered and recorded charges of approximately $808, based on the fair value of the shares issued.

During the year ended September 30, 2005, the Company issued: 6,767,043 shares of common stock to settle various outstanding payroll obligations and other liabilities totaling approximately $558; 1,951,452 shares to its 401K Retirement Plan in satisfaction of its accrued calendar 2002 and 2003 matching contribution obligation of approximately $137; and 4,534,404 shares in satisfaction of accrued Director's Fees of $225.

During the year ended September 30, 2005, the Company issued 1,250,000 shares of common stock at a price of $0.08 per share totaling $100,000 under the terms of a subscription agreement dated June 8, 2005. As of September 30, 2005, 425,000 shares of common stock were purchased and the Company received $34 and recorded a subscription receivable of $66.

Preferred Stock
---------------

Midmark Capital L.P. and its affiliate, Midmark Capital II, L.P., and certain individuals related to these two entities, which are referred to collectively as "Midmark", own shares of the Company's preferred and common stock and have the ability to purchase a majority interest in the Company.

Series "A"
----------

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

Series "B"
----------

In October 2001, the Company raised $1,000 in cash through the issuance and sale of 1,000 shares of Series "B" Convertible Preferred Stock to Pitney Bowes, with each share of Series "B" Preferred being convertible at any time into 1,190 shares of common stock at a price of $0.84 per share. The Company must register all of the common shares issuable on conversion of the Series "B" Preferred Stock. In connection with this transaction Pitney Bowes had nominated Michael Monahan to the Company's Board of Directors. He served as a Director from November 15, 2001 until his resignation on February 21, 2002.

Series "C", Series "C-1" and Series "D"
---------------------------------------

In March 2002, the Company issued 997 shares of Series "C" Convertible Preferred Stock to Midmark upon conversion of approximately $997 of convertible notes payable and accrued interest. Each outstanding share of Series "C" Preferred was convertible at any time into 1,190 shares of common stock at a price of $0.84 per share. The Company was required to register all of the common shares issuable on conversion of the Series "C" Preferred Stock.

On June 25, 2004, in connection with the Investment Restructuring Agreement, the holders of Series C convertible preferred stock exchanged their Series C convertible preferred stock for Series C-1 convertible preferred stock on a 1:1 basis. The Series C-1 preferred stock was recorded at $997 which was the carrying value of the Series C preferred stock and the aggregate liquidation value of the Series C-1 preferred stock.

In September 2004, the Company issued 7,615 shares of Series "D" convertible preferred stock to Midmark upon conversion of approximately $7,615 of convertible and demand notes payable and accrued interest. The Series D preferred stock was recorded at approximately $7,615 which was the liquidation value of the Series D preferred stock.

The Company and Midmark also entered into a Redemption Agreement providing for the redemption of a number of shares of Series D preferred stock with a value of $505 based on the per share liquidation value of the Series D preferred stock upon the earlier of (x) December 31, 2004, or (y) the receipt by Cape of a tax refund which was expected in the fourth quarter of calendar year 2004. Accordingly, a total of 504 shares of Series D preferred stock with an aggregate liquidation value of $505 was included in current liabilities as mandatory redeemable Series D preferred stock in the accompanying consolidated balance sheet. However, the payment was not made and, accordingly, a total of 504 shares of Series D preferred stock with an aggregate liquidation value of $505 remains in current liabilities as mandatory redeemable Series D preferred stock in the accompanying consolidated balance sheet as of September 30, 2005.

Each share of Series C-1 and Series D preferred stock is convertible into $1,000 worth of our common stock, at the selling stockholders' option, at the lower of
(i) $0.30 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. Accordingly, there is in fact no limit on the number of shares into which the Series C-1 and Series D preferred stock may be converted. As of September 30, 2005, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.05 and, therefore, the conversion price for the Series C-1 and Series D preferred stock was $.03. Based on this conversion price, 997 shares of Series C-1 preferred stock and 7,615 shares of Series D preferred stock (including the 504 shares classified as subject to mandatory redemption) were convertible into 287,056,933 shares of common stock.

Based on the excess of the aggregate fair value of the common shares that would be converted immediately over the aggregate carrying value of the Series C-1 and Series D preferred stock the investors received a beneficial conversion feature that had an aggregate intrinsic value of approximately $3,445 as of the commitment date. Accordingly, the Company recorded a charge for the preferred stock beneficial conversion feature in the accompanying 2004 consolidated statement of operations resulting in an increase in the loss applicable to common stock.

VOTING RIGHTS AND DIVIDENDS

All of the preferred stockholders are entitled to vote their shares as though such conversion had taken place. In addition, preferred stockholders are not entitled to preferred dividends, but are entitled to their pro rata share of dividends, if any, declared on common stock under the assumption that a conversion to common stock had occurred.

STOCK OPTION PLAN

The Company has an Incentive Stock Option Plan (the "Plan") that provides for the granting of options to employees, directors and consultants to purchase shares of the Company's common stock. During fiscal 2001, the Company's Board of Directors approved an increase in the number of shares available for issuance from 4,000,000 to 8,000,000. Options granted under the Plan generally vest over five years and expire after ten years. The exercise price per share may not be less than the fair market value of the stock on the date the option is granted. Options granted to persons owning more than 10% of the voting shares of the Company may not have a term of more than five years and may not be granted at less than 110% of fair market value.

In September 2004, the Board approved the 2004 Incentive Stock Option Plan (the "2004 Plan") that provides for the granting of options to employees, directors and consultants to purchase shares of the Company's common stock. The number of shares available for issuance under the 2004 Plan is 10,000,000. Options granted under the Plan generally vest over five years and expire after ten years. The exercise price per share may not be less than the fair market value of the stock on the date the option is granted. Options granted to persons owning more than 10% of the voting shares of the Company may not have a term of more than five years and may not be granted at less than 110% of fair market value. As of September 30, 2005, 3,420,000 shares were issued from the 2004 Plan, 1,200,000 shares were issued to employees and 2,200,000 shares were issued to non-employees for which an expense of $120 was recognized during the year ended September 30,2005.

The following table summarizes the common stock options granted, cancelled or exercised under the Plan:

                                           2005                   2004
                                    Common     Weighted    Common     Weighted
                                     Stock     Average      Stock     Average
                                    Options    Exercise    Options    Exercise
                                                Price                  Price
                                   ---------   --------   ---------   --------

Outstanding at beginning of year   1,190,500   $   2.49   1,828,000   $   3.14
Granted                            1,220,000        .10          --
Exercised                                                        --
Cancelled                            (90,000)      1.28    (637,500)      5.59
                                   ---------              ---------

Outstanding at end of year         2,320,500       1.20   1,190,500       2.49
                                   =========              =========

Exercisable at end of year         1,256,500       2.50   1,008,500       2.50
                                   =========              =========

Weighted average
 fair value of
 options granted
 during the year                   $     .08              $      --

The following table summarizes information on stock options outstanding under the Plan at September 30, 2005:

                   Options Outstanding                     Options Exercisable
                  ----------------------                 -----------------------
                    Options                 Weighted
                  Outstanding   Weighted     Average       Options      Weighted
                      at         Average    Remaining    Exercisable     Average
Range of           September    Exercise   Contractual   at September   Exercise
Exercise Prices    30, 2005       Price       Life         30, 2005       Price
---------------   -----------   --------   -----------   ------------   --------
$.27 to $1.50       1,935,000   $    .42          7.45        865,000   $   0.75
1.51 to 2.25           43,500       1.77          2.39         40,500       1.79
2.26 to 3.40           90,000       2.42          5.61         75,000       2.42
3.41 to 5.00          147,000       3.79          5.28        177,000       3.82
7.66 to 11.50          50,000       8.70          5.28         47,000       8.71
11.51 to 15.88         55,000      12.69          4.51         55,000      12.69
                  -----------                            ------------
                    2,320,500       1.20                    1,259,500       2.49
                  ===========                            ============


OTHER STOCK OPTIONS

In addition to the stock options granted under the "Plan" discussed above, the Company periodically grants stock options to non-employees in consideration for services to be rendered. Options issued for services rendered were accounted for under SFAS 123 and EITF Issue 96-18, using the Black-Scholes option pricing model to determine their fair value.

The following table summarizes common stock options granted, cancelled and exercised in addition to those in the Plan:

                               2005                   2004
                      ---------------------   --------------------
                                   Weighted               Weighted
                        Common     Average     Common     Average
                        Stock      Exercise     Stock     Exercise
                       Options      Price      Options     Price
                      ----------   --------   ---------   --------
Outstanding at
  beginning of year    5,618,014   $   3.24   5,890,556   $   3.45
Granted                2,200,000        .10                     --
Cancelled             (2,067,699)      2.42    (272,542)      7.67
                      ----------              ---------
Outstanding at
  end of year          5,750,315   $   1.73   5,618,014   $   3.24
                      ==========              =========
Options exercisable    4,586,513              5,616,014
                      ==========              =========

REGISTRATION REQUIREMENTS

The Company is obligated to register under the Securities Act of 1933 certain common shares issued or issuable in connection with acquisition agreements, private placements, the exercise of options and warrants and the conversion of notes payable and preferred stock. At September 30, 2005, the Company was obligated to but had been unable to register approximately 21,703,000 common shares then outstanding. The Company intends to register the shares as soon as possible.

WARRANTS ISSUED WITH CONVERTIBLE NOTES PAYABLE

As of September 30, 2005, the Company had issued 5,200,000 warrants for the purchase of shares of its common stock in connection with raising $5,200 through convertible notes payable (see Note 11). The warrants are exercisable until five years from the date of issuance at a purchase price of $0.09 to $0.11 per share. All of these warrants were outstanding as of September 30, 2005.

WARRANTS ISSUED BY XEQUTE PLC

As of December 31, 2003, XeQute PLC had issued warrants for the purchase of shares of its common stock to Midmark, Aryeh Trust and CSS in connection with certain financing agreements. The total of the fair value of the warrants at the respective dates of issuance was not material. If all of the warrants had been exercised as of September 30, 2003, the Company's ownership interest in XeQute PLC would have decreased from 100% to approximately 90%. During fiscal 2004, the warrants issued to Midmark were converted into common shares of the Company.

SHARES ISSUED SUBSEQUENT TO SEPTEMBER 30, 2005

During the period from October 1, 2005 to December 31, 2005, the Company issued 911,275 shares issued upon conversion of 10% convertible notes, and issued 3,500,000 shares for various consulting and professional services rendered.

12. RETIREMENT PLANS

The Company and certain of its subsidiaries maintain a 401(k) retirement plan, which is a defined contribution plan covering substantially all employees in the United States. Eligible employees can contribute up to 17% of their compensation not to exceed Internal Revenue Code limits. In fiscal 2001, the Company amended its plan to require matching contributions of 50% of the employees' contribution up to 3% of gross pay. The Company's contribution will be funded after each calendar year end in either cash or in Company stock, at the Company's option.

The Company accrued contributions for the years ended September 30, 2005 and 2004 of $113 and $59, respectively. For the year ended September 30, 2005, the Company recorded a charge of approximately $113 in penalties and interest in connection with deficient filings of the Company's Form 5500 annual reports.

13. INCOME TAXES

The components of the income tax provision included in the accompanying consolidated statements of operations for the years ended September 30, 2005 and 2004 consist of the following:

                                2005     2004
                               -----    -----
Current:
  Federal                      $  --    $  --
  Foreign                         --       --
  State                         (457)      --
                               -----    -----
  Total Current                 (457)      --
                               -----    -----
Deferred:
  Federal                         --       --
  Foreign                         --       --
  State                           --       --
                               -----    -----
  Total Deferred                  --       --
                               -----    -----
  Total income tax provision   $(457)   $  --
                               =====    =====


The net deferred tax assets in the accompanying consolidated balance sheets as of September 30, 2005 and 2004 consist of temporary differences related to the following:

                                         September 30,
                                     --------------------
                                       2005        2004
                                     --------    --------
Deferred tax assets:
  Allowance for doubtful accounts    $      3    $    196
  Inventory                               179         179
  Net operating loss carryforwards     20,722      22,650
  Capital loss carryforwards            1,850       1,850
  Accrued expenses                        951       1,059
                                     --------    --------
Total deferred tax assets              23,705      25,934
                                     --------    --------
Deferred tax liabilities:
  Depreciation                            (15)        (19)
                                     --------    --------
Total deferred tax liabilities            (15)        (19)
                                     --------    --------
Valuation allowance                   (23,690)    (25,915)
                                     --------    --------
Net deferred tax assets              $     --    $     --
                                     ========    ========


Deferred tax assets arise from the tax benefit of net operating and capital loss carryforwards which are expected to be utilized to offset taxable income and from temporary differences between the recognition in financial statements and tax returns of certain inventory costs, bad debt allowances on receivables, depreciation on fixed assets and amortization of certain intangible assets.

A valuation allowance on the net deferred tax assets has been provided based on the Company's assessment of its ability to realize such assets in the future. For the years ended September 30, 2005 and 2004 the valuation allowance for net deferred tax assets decreased by $2,225 and increased by $1,008, respectively, as a result of net changes in temporary differences.

The Company  believes that as of September  30, 1999, an ownership  change under
Section 382 of the Internal Revenue Code occurred. The effect of the ownership change would be the imposition of annual limitations on the use of the net operating loss carryforwards attributable to the periods before the change.

At September 30, 2005, the net operating loss carryforwards available to offset future taxable income consist of approximately $54,960 in Federal net operating losses, which will expire in various amounts through 2024, and state net operating losses of approximately $33,927 which will expire in various amounts through 2011. These net operating losses also may be limited due to ownership changes, the effect of which has not yet been determined by the Company. Total net operating losses available in foreign jurisdictions are approximately $3,800 none of which relate to periods prior to the acquisition of certain subsidiaries by Cape. No pre-acquisition net operating losses were utilized during fiscal 2005 and 2004. Based on the fact that the remaining European subsidiaries are in liquidation, the Company does not anticipate utilizing the European net operating losses. The capital loss carryforward at September 30, 2005 of $4,300 has no expiration date, but utilization is limited to the extent of capital gains generated by the Company.

The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or tax benefits. The Company was permitted to sell tax benefits in the amount of $518. On December 17, 2004, the Company received approximately $457 from the sale of the $518 of tax benefits which were recognized as a tax benefit in fiscal 2005. For the state fiscal years through 2005 (July 1, 2004 to June 30, 2005) the Company had approximately $7,976 of total available net operating loss carryforwards that were saleable, of which New Jersey permitted the Company to sell approximately $6,297. On December 19, 2005, the Company received approximately $401 from the sale of these benefits which will be recognized as a tax benefit in the first quarter of fiscal 2006.

If still available under New Jersey law, the Company will attempt to obtain approval to sell the remaining available net operating losses of approximately $1,679 between July 1, 2005 and June 30, 2006. This amount, which is a carryover of its remaining tax benefits from state fiscal year 2004, may increase if the Company incurs additional tax benefits during state fiscal year 2006. The Company cannot estimate, however, what percentage of its saleable tax benefits New Jersey will permit it to sell, how much it will receive in connection with the sale, if it will be able to find a buyer for its tax benefits or if such funds will be available in a timely manner.

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                             2005     2004
                            -----    -----
  Statutory rate             34.0%   34.0%
Effect of:
  Valuation allowances      (34.0)   (34.0)
  Permanent differences                --
  State income taxes, net    (8.0)     --
                            -----    ----
Effective income tax rate    (8.0)      0%
                            =====    ====

There are no undistributed earnings of the Company's foreign subsidiaries at September 30, 2005 and 2004. In the event of a distribution of foreign earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

13. COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

The Company and its subsidiaries lease office facilities and certain office equipment under operating leases that expire at various dates through 2008.

Rent expense for the years ended September 30, 2005 and 2004 was approximately $340 and $200, respectively.

During the year ended September 30, 2002, the Company sold and closed down various businesses. In connection with these dispositions of non-core businesses, the Company abandoned certain facilities and terminated leases at a cost of approximately $1,100. As a result of these sales and the accrual of the remaining terminated lease obligations, the minimum lease payments (including common area maintenance charges) under non-cancellable operating leases as of September 30, 2005, that have initial or remaining terms in excess of one year are as follows:

      2006                   264
      2007                   239
      2008                    88
                             ---
                            $591
                            ====


In addition, we lease approximately 2,000 square feet of office space in Paramus, New Jersey, which has been subleased. The lease expires in May 2008, and we pay and expense $4,100 a month and receive an offset $3,100 per month from the subleasee against rent expense.

Pending Litigation
------------------

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect our business, financial condition or operating results.

We are party to a number of claims, which have been previously disclosed by us. Since such amounts have already been recorded in accounts payable or accrued liabilities, these claims are not expected to have a material affect on the stockholders' deficiency. However, they could lead to involuntary bankruptcy proceedings. Those are the following.

      a) On April 16, 2003, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, entitled Bautista v. Vertex Interactive, Inc and Renaissance Software, Inc. The action, which demanded $394 was brought by a former employee claiming breach of his employment agreement. On March 29, 2004, a judgment was granted against the Company in the amount of $350. As of the date of this filing, the judgment has not been paid.

      b) On October 31, 2001, an action was commenced in the United States District Court, Southern District of New York entitled Edgewater Private Equity Fund II, L.P. et al. v. Renaissance Software, Inc. et al. The action, brought against Renaissance Software, Inc., a subsidiary of the Company, and the Company, alleged the default by Renaissance Software, Inc. in payment of certain promissory notes in the principal aggregate sum of $1,227. The Company guaranteed the notes. The noteholders demanded $1,227, together with interest accruing at the rate of 8% per annum from June 30, 2001. On March 12, 2002, the noteholders were successful in obtaining a judgment against Renaissance Software, Inc. in the aggregate amount of $1,271 including interest, late charges and attorneys' fees. As of the date of this filing, the judgment has not been paid.

      c) As part of the settlement entered into between the Company and three former principals of a company acquired by the Company in 2000, consent judgments in the amount of approximately $1,000 each were entered against the Company on July 19, 2002. The Company is currently negotiating with the former owners to accept forms of payment other than cash. However, there can be no assurance that a non-cash settlement will be concluded. As of the date of this filing, the judgments have not been paid.

      d) On February 9, 2003, in the matter captioned Scansource, Inc. vs. Vertex Interactive, Inc., Superior Court of New Jersey, Essex County, a judgment was granted against the Company in the amount of $142. The action alleged non-payment by the Company for computer hardware. As of the date of this filing, the judgment has not been paid.

      e) In connection with the liquidation of our European operations, specifically VSM Italia s.r.l. ("VSM"), our wholly owned subsidiary, on July 25, 2005 an action was commenced against us, the Board of Directors of VSM, its audit committee, and its auditors, in the Civil Court of Milan, Italy, captioned Bankrupt V.S.M. Italia s.r.l. in liquidation- n. 559/02. The complaint alleges that at the end of calendar year 2000 and beginning of 2001, VSM lacked liquidity", had incurred large liabilities, and was undercapitalized. As a result, the complaint alleges, among other things, that liquidation proceedings should have started at the end of year 2000, and continuing to run the business until June 30, 2002 damaged VSM in the amount of Euro 2,600 which is accounted for in the liabilities associated with subsidiaries in liquidation. We have only recently received the complaint and have requested additional information with respect to its contents so that we may respond accordingly.

PAYROLL OBLIGATIONS

As a result of our severe cash constraints, we had fallen as much as two to three months behind in meeting our payroll obligations to our employees subsequent to September 30, 2002. As a result, we entered into a Consent Order and Agreement with the New Jersey Department of Labor which provides for monthly payments of $30,000, which commenced on June 1, 2004 and payments were made through August 31, 2005 and we have made no subsequent payments. We shall reduce the balance of the payroll obligations, including penalty, as cash becomes available until the total outstanding balance of approximately $282 is paid.

In addition, a number of former employees of a California based division of ours had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. In July 2003, these claims were heard by the California Department of Labor, which awarded the amounts claimed, together with interest and penalties aggregating approximately $100,000. This payroll obligation is included in the New Jersey Department of Labor Consent Order and Agreement.

We believe, although there can be no assurances, that the payroll obligations including penalties as of September 30, 2005 will be satisfied by the calendar year ending December 31, 2006.

Employment Agreements
---------------------

In connection with the acquisition, we entered into an employment agreement with Brad L. Leonard to serve as Vice President General Manager - Sales, Cape Systems. Pursuant to the employment agreement, Mr. Leonard will receive an annual salary of $110. He was granted options to purchase 1,000,000 shares of common stock upon execution, of which 200,000 options vest immediately and the balance of 800,000 options vest over a period of five years. The employment agreement can be terminated by the Company upon 30 days written notice to Mr. Leonard and by Mr. Leonard upon written notice to the Company for just cause, as defined therein.

In connection with the acquisition, we entered into a consulting agreement with IMC Development Group ("IMC"), which is owned by Peter and Elizabeth Ayling. Pursuant to the IMC consulting agreement, we retained IMC for a period of 18 months to July 2006 to provide administrative and management advisory services. The consulting agreement is automatically renewable on a month-to-month basis. IMC will be paid approximately $14 per month based on current exchange rates. IMC was granted options to purchase 1,800,000 shares of common stock upon execution, of which 300,000 options vest immediately and the balance of 1,500,000 options vest over a period of three years. Additionally, Mr. Ayling will serve as our Vice President of Marketing.

14. RELATED PARTY TRANSACTIONS

The Company hired Mr. David Sasson as acting Chief Operating Officer effective May 1, 2005. Mr. Sasson is a majority owner of a privately held company, Open Terra, which provides customer service and technical support to the Company. During the year ended September 30, 2005, the Company incurred cost of $171 for these services of which $50 is due and payable as of September 30, 2005. In addition, in connection with the acquisition, we entered into a consulting agreement with IMC Development Group ("IMC"), which is owned by Peter Ayling, for which we paid $120 for these services.

15. GEOGRAPHIC AREA DATA

The Company operated in one business segment in North America in 2004 prior to the acquisition of Cape Systems in January 2005. After the acquisition of Cape Systems, the Company still operates only in one segment and has operations in North America and the United Kingdom.

The following geographic information presents total revenues and identifiable assets as of and for the year ended September 30, 2005:

                        2005
                       ------
Revenues
      North America    $3,351
      United Kingdom      428
                       ------
                       $3,779
                       ======

Identifiable assets
      North America    $   30
      United Kingdom       15
                       ------
                       $   45
                       ======

                   RESTATEMENT OF QUARTERLY DATA (UNAUDITED)

In connection with the preparation of the Annual Report on Form 10-KSB of the Company for the year ended September 30, 2005, the Company's current independent registered public accounting firm brought to the attention of the Company that the beneficial conversion charge previously recorded in the Company's financial statements for the quarter ended March 31, 2005 was not appropriate. The Company has identified certain non-cash adjustments that necessitated the restatement of its financial statements for the quarter ended March 31, 2005 and determined that adjustments to all other periods are insignificant.

The following table shows the effect of the restatement on the Company's quarterly results of operations for the quarter ended March 31, 2005. In the table that follows, the column labeled "Restatement Adjustment" represents adjustments for additional interest expense.

                      CAPE SYSTEMS, INC. AND SUBSIDIARIES
                        RESTATED STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                                            Three Months Ended
                                      As Previously            March 31, 2005
                                         Reported          Restatement Adjustment       As Restated
                                  ----------------------   ----------------------  ----------------------
REVENUES                          $                1,349                           $                1,349

COST OF SALES                                        647                                              647
                                  ----------------------   ----------------------  ----------------------
GROSS PROFIT                                         702                                              702
                                  ----------------------   ----------------------  ----------------------
OPERATING EXPENSES:

Selling and administrative                         1,266                                            1,266
Depreciation and
  amortization of intangibles                        119                                              119
                                  ----------------------   ----------------------  ----------------------
Total operating expenses                           1,385                                            1,385
                                  ----------------------   ----------------------  ----------------------
OPERATING LOSS                                      (683)                                            (683)
                                  ----------------------   ----------------------  ----------------------
OTHER INCOME (EXPENSE):
Interest expense                                  (1,655)  $               (1,761)                 (3,416)

Gain on settlements of
  liabilities                                        137                                              137
                                  ----------------------   ----------------------  ----------------------
Net other expense                                 (1,518)                  (1,761)                 (3,279)
                                  ----------------------   ----------------------  ----------------------

NET LOSS                          $               (2,201)  $               (1,761) $               (3,962)
                                  ======================   ======================  ======================

Net loss per share of
  common stock:

  Basic and Diluted               $                 (.03)  $                 (.02) $                 (.05)

Weighted average number of
  shares outstanding:

  Basic and Diluted                           75,786,575               75,786,575              75,786,575

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

      A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of September 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

      B) CHANGES IN INTERNAL CONTROLS. Except for the changes in controls described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

SIGNIFICANT DEFICIENCIES IN DISCLOSURE CONTROLS AND PROCEDURES OR INTERNAL CONTROLS

During our preparation of our Form 10-KSB for the year ended September 30, 2005, we identified certain material weaknesses. These material weaknesses did result in the restatement of previously reported financial statements for the quarter ended March 31, 2005. As defined by the Public Company Accounting Oversight Board Auditing Standard No.2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. These deficiencies and issues include:

      o Revenue recognized for certain contracts during the year ended September 30, 2005 were initially not recognized properly per Statement of Position (SOP) 97-2 "Software Revenue Recognition". Under SOP 97-2, in certain circumstances, all revenues from an entire contract should be deferred until all the elements of the contracts have been delivered. In these cases, all the elements of the contracts were not delivered as of the end of respective quarters and hence, revenue should be deferred until all the elements of the contracts have been delivered. Our internal control over reviewing and recording revenue recognition did not detect this matter, and therefore, was not effective at preventing or detecting misstatements of the financial statements.

      o During the financial reporting process including footnote disclosure requirements, our independent registered public accounting firm identified that our Form 10-KSB was missing some of the required generally accepted accounting principles disclosures. These deficiencies could impact the timeliness and accuracy of financial reporting. These deficiencies were corrected by management prior to the issuance of the Form 10-KSB. Our disclosure control over financial reporting did not detect these matters and therefore was not effective at detecting these disclosure deficiencies in the financial statements.

      o Our closing process did not identify all the journal entries that needed to be recorded as part of the closing process. As part of the audit, our auditors proposed certain entries that should have been recorded as part of the normal closing process. Our internal control over reviewing the closing process did not detect this matter and therefore was not effective in detecting misstatements of the financial statements.

      o Failure to properly calculate the beneficial conversion charges resulting from issuance and modification of terms of its convertible debt instruments during the quarter ended March 31, 2005. Such weakness resulted in restatement to the Company's financial statements for the quarter ended March 31, 2005 to increase by $1,200,000 the amount of beneficial conversion charges recorded in the statement of operations.

      The material weaknesses noted above in financial reporting process and closing process result in deficiencies in the processes and procedures within our accounting and financial reporting function contributed to delays in the completion and filing of our September 30, 2005 Form 10KSB.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation.

In order to remediate the revenue recognition issue, we have instituted a policy requiring at least two accounting personnel, one of which must be the Chief Financial Officer, to review all contracts and provide independent assessment of how revenue should be accounted for. In the event that such personnel have conflicting opinions on the recognition of revenue, we will seek outside, independent advice to determine the method of revenue recognition to be utilized. In addition, we have modified our accounting software system to automatically classify contract revenue as deferred revenue until all elements of the contract have been delivered.

In order to remediate the weakness in our closing process and financial reporting process and recording of beneficial conversion charges, we have retained an outside, independent Certified Public Accountant, who will review the closing procedures, financial statement preparation and identify all entries and disclosures in order to mitigate any misstatements in our financial statements.

We expect that these revised procedures will be effective starting with the first quarter of fiscal year 2006.

ITEM 8B - OTHER INFORMATION

NONE.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

NAMES:                 AGES   TITLES:                                       BOARD OF DIRECTORS
-------------------    ----   -------------------------------------------   ------------------
Hugo H. Biermann        56    Executive Chairman                            Director
Nicholas R. H. Toms     57    Chief Executive Officer and Chief Financial   Director
                              Officer
Otto Leistner           61                                                  Director
David Sasson            36    Chief Operating Officer and Chief Technical
                              Officer
Peter Ayling            61    V.P. - Worldwide Group Marketing;
                              President, Cape Systems
Brad Leonard            49    V.P. - Worldwide Group Sales
Barbara H. Martorano    49    Secretary


      Directors  are  elected  to  serve  until  the  next  annual   meeting  of
stockholders and until their successors are elected and qualified. Currently there are three seats on our board of directors.

      Directors serve without cash compensation and without other fixed remuneration. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

      HUGO H. BIERMANN has served as Executive Chairman of the Board of Directors since July 2001 and served as Joint Chairman and Joint Chief Executive Officer and a Director of ours from September 1999 through June 2001. Mr. Biermann has been a principal in Edwardstone & Company, Incorporated ("Edwardstone"), an investment management company, since 1986 as well as serving as President of Edwardstone since 1989. From 1988 to 1995 Mr. Biermann served as Director and Vice Chairman of Peak Technologies Group, Incorporated ("Peak Technologies"), a company involved in automated data capture technologies.

      NICHOLAS R. H. TOMS has served as Chief Executive Officer and a director since July, 2001 and served as Joint Chairman of the Board of Directors, Joint Chief Executive Officer and a Director of ours from September 1999 through June 2001. Mr. Toms has been a principal of Edwardstone, an investment management company, since 1986 and Chairman and Chief Executive Officer of Edwardstone since 1989. From 1988 to 1997, Mr. Toms served as Chairman, President and Chief Executive Officer of Peak Technologies.

      OTTO LEISTNER has been a Director since April 2000. He has been a Partner since 1995 in Leistner Pokoj Schnedler, a midsize accounting and consulting firm in Frankfurt, Germany with a staff of approximately 100.

      DAVID SASSON has served as our Chief Operating Officer and Chief Technical Officer since October 2005. Mr. Sasson held various positions within the Company primarily as director of software operations for the Pick-to-Light product division of XeQute Solutions, Inc., our wholly-owned subsidiary, from 2002 until 2005. Mr. Sasson previously worked for Data Control Systems, which we acquired in 2000. Mr. Sasson is a member of the board of directors of Open Terra, Inc. Mr. Sasson serves on the board of directors for the Warehousing Education and Research Council for NJ/NY/CT and is a member of the NJ Material Handling Society and the NJ Technology Council. Mr. Sasson has a Bachelor of Science in Business Administration from Ramapo College of New Jersey.

      PETER AYLING has served as our V.P. Worldwide Group Marketing, and Managing Director of Cape Systems and Consulting Services Ltd, in the United Kingdom since January 2005. Prior to that, Mr. Ayling was the Managing Director of Cape Systems and Consulting Services Ltd. in the United Kingdom and the President of Cape Systems, Inc., the U.S. subsidiary.

      BRAD LEONARD has served as our V.P. - Worldwide Group Sales since January 2005. Prior to the time, Mr. Leonard served as the VP of Business Development with Cape Systems, Inc. since 1984. Prior to joining Cape Systems, Inc. Mr. Leonard was a Packaging Engineering with General Dynamics, Miles Laboratories and Frito-Lay. Mr. Leonard has a BA from the University of Wisconsin and an MBA from Indiana University.

      BARBARA H. MARTORANO joined us in June 1990 and has served in a variety of positions, including Sales Order Processing Coordinator, Office Administrator, Executive Assistant to the President, CEO and Chairman of the Board, as well as Corporate Secretary as of January 17, 1996.

OPERATION OF BOARD OF DIRECTORS AND COMMITTEES

      The Board of Directors met seven times during the fiscal year ended September 30, 2005. Standing committees of the Board include a Stock Option/Compensation Committee. The Company does not have a Nominating Committee. During the time in which they were members, all directors attended in excess of 75% of the meetings.

      The Company did not have a formal audit committee. Pursuant to the Audit Committee Charter, the Committee's primary duties and responsibilities are to 1) serve as an independent and objective party to monitor the Corporation's financial reporting process and internal control system; 2) review and appraise the audit efforts of the Corporation's independent accountants; and 3) provide an open avenue of communication among the independent accountants, financial and senior management and the Board of Directors. Audit Committee Meetings primarily were combined with regular Board Meetings and included full Board participation. There were no meetings during the 2005 fiscal year during which Audit Committee agenda items were addressed.

      As of September 30, 2005 the Stock Option/Compensation Committee was comprised solely of Messr. Leistner. The Committee's primary functions are to determine remuneration policies applicable to the Company's executive officers and to determine the bases of the compensation of the Chief Executive Officer, including the factors and criteria on which such compensation is to be based. The Committee also administers the Company's Stock Option Plan. Stock Option/Compensation Committee Meetings primarily were combined with regular Board Meetings and included full Board participation.

COMPENSATION OF DIRECTORS

      During fiscal year 2005, no cash compensation was received by its non-employee Director, Otto Leistner for services provided due to the financial condition of the Company. No options were granted to directors in fiscal year 2005. The Company reimburses directors for their reasonable out-of-pocket expenses with respect to board meetings and other Company business.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed.

      We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2005, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

ITEM 10. EXECUTIVE COMPENSATION.

      We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives. We currently have no written employment agreements with any of our officers, however, the following shows the annual salaries, bonuses and stock options for our executive officers:

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term Compensation
                                                                       -------------------------------------
                                         Annual Compensation                     Awards              Payouts
                                  ----------------------------------   ---------------------------   -------
                                                            Other                      Securities
                                  Annual       Annual      Annual       Restricted     Underlying      LTIP      All Other
Name and                 Fiscal   Salary        Bonus   Compensation   Stock Awards   Options/SARs   Payouts   Compensation
Principal Position        Year      ($)          ($)         ($)            ($)           (#)          ($)          ($)
----------------------   ------   -------      ------   ------------   ------------   ------------   -------   ------------
Nicholas R. H. Toms,      2005     62,518
CEO and CFO               2004     91,667           0              0              0              0         0              0
                          2003    300,000           0              0              0              0         0              0

Mark A. Flint, CFO        2005          0           0              0              0              0         0              0
                          2004          0           0              0              0              0         0              0
                          2003    218,589(1)        0              0              0              0         0              0

Donald W. Rowley,         2005          0           0              0              0              0         0              0
Executive VP -            2004          0           0              0              0              0         0              0
Strategic Development     2003    101,667(2)        0              0              0              0         0              0

Brad Leonard, Vice        2005    120,312           0              0              0              0         0              0
President, Worldwide      2004          0           0              0              0              0         0              0
Sales                     2003          0           0              0              0              0         0              0

Peter Ayling, Vice        2005    119,700           0              0              0              0         0              0
President, Worldwide      2004          0           0              0              0              0         0              0
Marketing                 2003          0           0              0              0              0         0              0

Robert Schilt, Chief      2005    172,134           0              0              0              0         0              0
Technology Officer        2004    100,000           0              0              0              0         0              0
XeQute Solutions, Inc.    2003    214,475           0              0              0              0         0              0

Timothy Callahan,         2005          0           0              0              0              0         0              0
Vice President Sales      2004     50,000           0              0              0              0         0              0
and Marketing             2003    198,750           0              0              0              0         0              0

      (1)   Mr. Flint was laid off in August, 2003.

      (2) Mr. Rowley resigned as an officer in February, 2003, and was laid off in June, 2003.

EMPLOYMENT AGREEMENTS

Brad L. Leonard
---------------

      On January 12, 2005, we entered into an Employment Agreement with Brad L. Leonard to serve as Vice President General Manager - Sales, Cape Group. Pursuant to the Employment Agreement, Mr. Leonard will receive an annual salary of $110,000, 200,000 stock options were granted upon execution and Mr. Leonard will receive 160,000 stock options each year employed, commencing January 12, 2006, for a period of five years. We can terminate the Employment Agreement upon 30 days written notice to Mr. Leonard and by Mr. Leonard upon written notice to us for just cause, as defined therein.

Peter Ayling
------------

      On January 12, 2005, we entered into a Consulting Agreement with IMC Development Group, which is owned by Peter and Elizabeth Ayling. Pursuant to the Consulting Agreement, we retained IMC Development Group for a period of 18 months, which is then automatically renewable on a month-to-month basis. IMC Development Group will be paid 7,500 pounds per month (approximately $13,279 per month based on current exchange rates), 300,000 stock options were granted upon execution and IMC Development Group will receive 500,000 stock options each year while the Consulting Agreement is in place, commencing January 12, 2006, for a period of three years. Pursuant to this Consulting Agreement, Mr. Ayling will serve as our Vice President of Marketing.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

      On January 12, 2005 the Company issued options to acquire 3,420,000 shares of the Company's common stock at an exercise price of $0.10 per share to principals in connection with the acquisition of Cape Systems.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

      The following table describes for the named executive officers, the exercisable and unexercised options held by them as of September 30, 2005. No options were exercised by the named executive officers in fiscal 2005. The "Value of Unexercised In-the-Money Options at Fiscal Year End" is based on a value of $.05 per share, the closing price of Vertex's common stock on The Nasdaq Stock Market's National Market, on September 30, 2005, less the per share exercise price, multiplied by the number of shares to be issued upon exercise of the options.

                    Number of Securities          Value of unexercised
                   Underlying unexercised         in-the-money options
                 Options at fiscal year end        at fiscal year end
                ---------------------------   ---------------------------

Name            Exercisable   Unexercisable   Exercisable   Unexercisable
-------------   -----------   -------------   -----------   -------------

Hugo Biermann       475,000              --       n/a            n/a
Nicholas Toms       475,000              --       n/a            n/a
Brad Leonard        200,000              --       n/a            n/a
Peter Ayling        300,000              --       n/a            n/a


401(K) SAVINGS AND RETIREMENT PLAN

      Cape Systems maintains a 401(k) savings plan (the "401(k) Plan") for the benefit of all U.S. based employees age 18 or over who have worked for at least three months and who are not covered by a collective bargaining agreement. The 401(k) Plan is qualified under Section 401(a) of the Code and is intended to qualify under Section 401(k) of the Code. The assets accumulated by the 401(k) Plan are held in a trust.

      Under the current terms of the 401(k) Plan, employees may elect to defer from Federal income tax up to 17% of their annual compensation, not to exceed Internal Revenue Code limits and have it contributed to the 401(k) Plan on their behalf. Beginning January 1, 2001, the Company contributed 50% of an employee's salary deferral up to 6% or a 3% match. The Company's contribution is funded after each calendar year end, with either cash or Cape Systems' common stock, at the Company's option. The salary deferrals are fully vested, while the Company's contributions vest 20% upon the completion of the first year of service and 20% each successive year thereafter, until completion of the fifth year of service or, if earlier, upon the death, disability or retirement of the participant. Benefits under the 401(k)Plan are generally distributed in a lump sum following the participant's retirement, death, disability or termination of employment, or in a case of hardship, prior to the termination of the participant's employment.

      The Company contributions for the years ended September 30 were $113,080 for 2005, $58,900 for 2004 and $80,000 for 2003. For the year ended September 30, 2005, the Company recorded a charge of approximately $113,000 in penalties and interest in connection with delinquent filings of the Company's Form 5500 annual reports.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

GENERAL

      Notwithstanding any statement to the contrary in any of the Company's previous or future filings with the Securities and Exchange Commission, this Report shall not be incorporated by reference into any such filings.

      The  Stock  Option  /Compensation  Committee  of the  Company's  Board  of
Directors has furnished the following report on Executive Compensation in accordance with the rules and regulations of the Securities and Exchange Commission. This report outlines the duties of the Board with respect to executive compensation, the various components of the Company's compensation program for executive officers and other key employees, and the basis on which the 2003 compensation was determined for the executive officers of the Company, with particular detail given to the compensation for the Company's Chief Executive Officer.

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

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

      The Committee annually reviews the performance and compensation of the Chief Executive Officer based on the assessment of his past performance and its expectation of his future contributions to the Company's performance. Mr. Toms compensation for 2005 was $62,518.

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

Stock Option/Compensation Committee
/s/ Otto Leistner
-----------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth certain information regarding beneficial ownership of our common stock as of January 9, 2006:

      o by each person who is known by us to beneficially own more than 5% of our common stock;

      o     by each of our officers and directors; and

      o     by all of our officers and directors as a group.

NAME AND ADDRESS                                         NUMBER OF         PERCENTAGE OF
OF BENEFICIAL OWNER                  TITLE OF CLASS   SHARES OWNED(1)        CLASS (2)
----------------------------------   --------------   ---------------      -------------
Hugo H. Biermann                     Common Stock           2,863,010(3)            2.95%
3619 Kennedy Road
South Plainfield, New Jersey 07080

Nicholas R. H. Toms                  Common Stock           3,563,418(4)            3.67%
3619 Kennedy Road
South Plainfield, New Jersey 07080

Otto Leistner                        Common Stock           2,714,765               2.81%
3619 Kennedy Road
South Plainfield, New Jersey 07080

Barbara Martorano                    Common Stock              27,000(6)               *
3619 Kennedy Road
South Plainfield, New Jersey 07080

David Sasson                         Common Stock           1,500,000               1.55%
3619 Kennedy Road
South Plainfield, New Jersey 07080

Peter Ayling                         Common Stock             300,000(6)               *
3619 Kennedy Road
South Plainfield, New Jersey 07080

Brad Leonard                         Common Stock             200,000(6)               *
3619 Kennedy Road
South Plainfield, New Jersey 07080

All Officers and Directors           Common Stock          11,118,303(7)           11.33%
As a Group (7 persons)

American Marketing Complex           Common Stock           9,455,000               9.79%
330 East 33rd Street, Suite 15M
New York, New York 10016

MidMark Capital L.P.                 Common Stock           7,817,219(8)            7.94%
177 Madison Avenue
Morristown, New Jersey 07960

MidMark Capital II L.P.              Common Stock         468,017,779(9)           82.93%
177 Madison Avenue
Morristown, New Jersey 07960

Pitney Bowes, Inc.                   Preferred A            1,356,852                100%
One Elmcroft Road
Stamford, Connecticut 06926

Pitney Bowes, Inc.                   Preferred B                1,000                100%
One Elmcroft Road
Stamford, Connecticut 06926

MidMark Capital II L.P.              Preferred C-1                805              80.74%
177 Madison Avenue
Morristown, New Jersey 07960

Paine Webber Custodian               Preferred C-1                 50               5.02%
F/B/O Wayne Clevenger
177 Madison Avenue
Morristown, New Jersey 07960

Joseph Robinson                      Preferred C-1                 50               5.02%
177 Madison Avenue
Morristown, New Jersey 07960

O'Brien Ltd Partnership              Preferred C-1                 50               5.02%
177 Madison Avenue
Morristown, New Jersey 07960

MidMark Capital II L.P.              Preferred D                7,615                100%
177 Madison Avenue
Morristown, New Jersey 07960

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of January 9, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding include 96,597,341 common shares; 1,356,852 Preferred "A" Shares; 1,000 Preferred "B" Shares; 997 Preferred "C" Shares and 7,615 Preferred "D" Shares outstanding as of January 9, 2006.

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

(5) Includes 50,000 shares issuable pursuant to presently exercisable options.

(6) Represents shares issuable pursuant to presently exercisable options.

(7) Includes 1,519,000 shares issuable pursuant to presently exercisable options and 388,010 shares held by a company for which by Mr. Biermann disclaims beneficial ownership.

(8) Includes 1,888,889 shares issuable upon conversion of class C-1 convertible preferred stock.

(9) Includes 423,055,556 shares issuable upon conversion of class D convertible preferred stock, and 44,722,223 shares issuable upon conversion of class C-1 convertible preferred stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

      We have no policy regarding entering into transactions with affiliated parties.

ITEM 13. EXHIBITS.

Exhibit     Description
-------     -----------

2.1 Form of Common Stock Certificate (incorporated by reference to the Registration Statement on Form S-18 filed under the Securities Act of 1933, as amended and effective June 2, 1986 (File No. 33-897-NY)).

3.1 Certificate of Amendment to the Certificate of Incorporation of Vertex Interactive, Inc. filed with the Secretary of State, State of New Jersey on February 7, 2001, on October 18, 2001 and November 2, 2001 (incorporated by reference to the Form 10-Q filed May 20,
            2002).

3.2 Certificate of Amendment to the Certificate of Incorporation of Vertex Interactive, Inc., filed with the Secretary of State, State of New Jersey on March 30, 2005 (incorporated by reference to the registration statement on Form SB-2 filed April 16, 2005).

3.3 Amended By-laws, amended as of August 9, 2001 (incorporated by reference to the Form 10-K filed January 25, 2002).

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

4.24 Common Stock Purchase Warrant with AJW Offshore, Ltd., dated August 12, 2004 (incorporated by reference to the registration statement on Form SB-2 filed April 16, 2005).

4.25 Common Stock Purchase Warrant with AJW Partners, LLC, dated August 12, 2004 (incorporated by reference to the registration statement on Form SB-2 filed April 16, 2005).

4.26 Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated August 12, 2004 (incorporated by reference to the registration statement on Form SB-2 filed April 16, 2005).

4.27 Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated August 12, 2004 (incorporated by reference to the registration statement on Form SB-2 filed April 16, 2005).

4.28 Convertible Note with AJW Offshore, Ltd., dated August 12, 2004 (incorporated by reference to the registration statement on Form SB-2 filed April 16, 2005).

4.29 Convertible Note with AJW Partners, LLC, dated August 12, 2004 (incorporated by reference to the registration statement on Form SB-2 filed April 16, 2005).

4.30 Convertible Note with AJW Qualified Partners, LLC, dated August 12, 2004 (incorporated by reference to the registration statement on Form SB-2 filed April 16, 2005).

4.31 Convertible Note with New Millennium Capital Partners II, LLC, dated August 12, 2004 (incorporated by reference to the registration statement on Form SB-2 filed April 16, 2005).

4.32 Escrow Agreement, dated as of August 12, 2004, by and among Vertex Interactive, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., New Millennium Capital Partners II, LLC and Owen Naccarato (incorporated by reference to the registration statement on Form SB-2 filed April 16, 2005).

4.33 Common Stock Purchase Warrant with AJW Offshore, Ltd., dated January 11, 2005 (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

4.34 Common Stock Purchase Warrant with AJW Partners, LLC, dated January 11, 2005 (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

4.35 Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated January 11, 2005 (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

4.36 Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated January 11, 2005 (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

4.37 Convertible Note with AJW Offshore, Ltd., dated January 11, 2005 (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

4.38 Convertible Note with AJW Partners, LLC, dated January 11, 2005 (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

4.39 Convertible Note with AJW Qualified Partners, LLC, dated January 11, 2005 (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

4.40 Convertible Note with New Millennium Capital Partners II, LLC, dated January 11, 2005 (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

4.41 Securities Purchase Agreement, dated as of January 11, 2005, by and among Vertex Interactive, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

4.42 Security Agreement, dated as of January 11, 2005, by and among Vertex Interactive, Inc., Data Control Systems, Inc., Renaissance Software, Inc., Xequte Solutions PLC, Xequte Solutions, Inc., Vertex Interactive (UK), Ltd., Vertex Interactive (Ireland) Ltd., Vertex Interactive (Mfg) Ltd., Trend Investments Ltd., ICS France Indentcode-System S.A.., Vertex Support And Maintenance Italia SRL, Vertex Interactive Italia SRL, Euronet Consulting SRL, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

4.43 Intellectual Property Security Agreement, dated January 11, 2005, by and among Vertex Interactive, Inc., Data Control Systems, Inc., Renaissance Software, Inc., Xequte Solutions PLC, Xequte Solutions, Inc., Vertex Interactive (UK), Ltd., Vertex Interactive (Ireland) Ltd., Vertex Interactive (Mfg) Ltd., Trend Investments Ltd., ICS France Indentcode-System S.A.., Vertex Support And Maintenance Italia SRL, Vertex Interactive Italia SRL, Euronet Consulting SRL, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

4.44 Registration Rights Agreement, dated as of January 11, 2005, by and among Vertex Interactive, Inc., AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

4.45 Guaranty and Pledge Agreement, dated January 11, 2005, by and among Vertex Interactive, Inc., Nicholas Toms, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

4.46 Securities Purchase Agreement, dated August 10, 2005, by and among Cape Systems Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (incorporated by reference to the quarterly report on Form 10-QSB filed August 19, 2005).

4.47 Callable Secured Convertible Note issued to AJW Offshore, Ltd., dated August 10, 2005 (incorporated by reference to the quarterly report on Form 10-QSB filed August 19, 2005).

4.48 Callable Secured Convertible Note issued to AJW Qualified Partners, LLC, dated August 10, 2005 (incorporated by reference to the quarterly report on Form 10-QSB filed August 19, 2005).

4.49 Callable Secured Convertible Note issued to AJW Partners, LLC, dated August 10, 2005 (incorporated by reference to the quarterly report on Form 10-QSB filed August 19, 2005).

4.50 Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated August 10, 2005 (incorporated by reference to the quarterly report on Form 10-QSB filed August 19, 2005).

4.51 Stock Purchase Warrant issued to to AJW Offshore, Ltd., dated August 10, 2005 (incorporated by reference to the quarterly report on Form 10-QSB filed August 19, 2005).

4.52 Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated August 10, 2005 (incorporated by reference to the quarterly report on Form 10-QSB filed August 19, 2005).

4.53 Stock Purchase Warrant issued to AJW Partners, LLC, dated August 10, 2005 (incorporated by reference to the quarterly report on Form 10-QSB filed August 19, 2005).

4.54 Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated August 10, 2005 (incorporated by reference to the quarterly report on Form 10-QSB filed August 19, 2005).

4.55 Registration Rights Agreement, dated as of August 10, 2005, by and among Cape Systems Group, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (incorporated by reference to the quarterly report on Form 10-QSB filed August 19, 2005).

4.56 Security Agreement, dated as of August 10, 2005, by and among Cape Systems Group, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (incorporated by reference to the quarterly report on Form 10-QSB filed August 19, 2005).

4.57 Intellectual Property Security Agreement, dated August 10, 2005, by and among Cape Systems Group, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (incorporated by reference to the quarterly report on Form 10-QSB filed August 19, 2005).

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

10.13 Stock Purchase Agreement, dated January 12, 2005, by and among Vertex Interactive, Inc., Peter B. Ayling, Elizabeth M. Ayling, Brad
            L. Leonard, Michael C. Moore, Cape Systems and Consulting Services Ltd. and Cape Systems, Inc. (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

10.14 Escrow Agreement, dated as of January 12, 2005, by and among Vertex Interactive, Inc., Peter B. Ayling, Elizabeth M. Ayling, Brad L. Leonard, Michael C. Moore and Law Office of Jeffrey D. Marks P.C. (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

10.15 Employment Agreement, dated as of January 12, 2005, by and between Vertex Interactive, Inc. and Brad L. Leonard (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

10.16 Consulting Agreement, dated as of January 12, 2005, by and between Vertex Interactive, Inc. and IMC Development Group (incorporated by reference to the current report on Form 8-K filed January 18, 2005).

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

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Selection of the Independent Registered Public Accounting Firm for the Company is made by the Board of Directors. J.H. Cohn LLP has been selected as the Company's Independent Registered Public Accounting Firm for the current fiscal year. All audit and non-audit services provided by J.H. Cohn LLP are pre-approved by the Board of Directors which gives due consideration to the potential impact of non-audit services on auditor independence.

      In accordance with Independent Standard Board Standards No. 1 (Independence Discussion with Audit Committees), the Company received a letter and verbal communication from J.H. Cohn LLP that it knows of no state of facts which would impair its status as the Company's independent public accountants. The Board of Directors has considered whether the non-audit services provided by J.H. Cohn LLP are compatible with maintaining its independence and has determined that the nature and substance of the limited non-audit services have not impaired J.H. Cohn LLP's status as the Company's Independent Registered Public Accounting Firm.

AUDIT FEES

      The aggregate fees billed and anticipated by our auditors for professional services rendered for the audit of the Company's annual financial statements during the years ended September 30, 2005 and 2004, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q and the registration statement during the fiscal years then ended were approximately $357,000 and $267,000, respectively.

TAX FEES

      J.H. Cohn LLP billed the Company approximately $40,000 and $30,000 for tax related work during fiscal years 2005 and 2004, respectively.

ALL OTHER FEES

      J.H. Cohn LLP did not bill the Company for any other services during fiscal years 2005 and 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CAPE SYSTEMS GROUP, INC.

Date: January 13, 2006              /s/ NICHOLAS R. H. TOMS
                                    -----------------------
                                    Nicholas R. H. Toms
                                    Chief Executive Officer (Principal Executive
                                    Officer) and Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                      Position                             Date
----                      --------                             ----

/s/ NICHOLAS R. H. TOMS   Chief Executive Officer              January 13, 2006
-----------------------   (Principal Executive Officer),
Nicholas R. H. Toms       Chief Financial Officer
                          (Principal Financial Officer
                          and Principal Accounting
                          Officer) and Director

/s/ HUGO H. BIERMANN      Chairman of the Board of Directors   January 13, 2006
--------------------
Hugo H. Biermann

/s/ OTTO LEISTNER         Director                             January 13, 2006
-----------------
Otto Leistner