Form 10QSB
period 2005-12-31
CAPE SYSTEMS GROUP, INC
filed 2006-02-16
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ x ]

Common stock, par value $.005 per share: 99,235,053 shares outstanding as of January 31, 2006.

Preferred stock, Series "A", par value $.01 per share: 1,356,852 shares outstanding as of January 31, 2006.

Preferred stock, Series "B", par value $.01 per share: 1,000 shares outstanding as of January 31, 2006.

Preferred stock, Series "C-1", par value $.01 per share: 997 shares outstanding as of January 31, 2006.

Preferred stock, Series "D", par value $.01 per share: 7,615 shares outstanding as of January 31, 2006.

                                      INDEX

PART I    FINANCIAL INFORMATION

          ITEM 1       Condensed Consolidated Financial Statements

                       Condensed Consolidated Balance Sheet as of  December 31, 2005 (Unaudited)       3-4

                       Condensed Consolidated  Statements of Operations for the three months Ended
                       December 31, 2005 and 2004 (Unaudited)                                           5

                       Condensed  Consolidated  Statement of Changes in  Stockholders'  Deficiency
                       for the three months ended December 31, 2005 (Unaudited)                        6-7

                       Condensed Consolidated  Statements of Cash Flows for the three months ended
                       December 31, 2005 and 2004 (Unaudited)                                           8

                       Notes to Condensed Consolidated Financial Statements (Unaudited)                9-17

          ITEM 2       Management's  Discussion and Analysis of Financial Condition and Results of
                       Operations                                                                     18-22

          ITEM 3       Controls and Procedures                                                          23

PART II   OTHER INFORMATION

          ITEM 1       Legal proceedings                                                              23-24
          ITEM 2       Unregistered sales of equity securities and use of proceeds                      24
          ITEM 3       Defaults upon senior securities                                                  24
          ITEM 4       Submission of matters to a vote of security holders                              24
          ITEM 5       Other information                                                                25
          ITEM 6       Exhibits                                                                         25

          SIGNATURES                                                                                    25

                         PART 1 - FINANCIAL INFORMATION

         ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          December 31, 2005 (Unaudited)
                 (In thousands except share and per share data)

                                     ASSETS

                                                       December 31, 2005
                                                       ----------------
CURRENT ASSETS:
Cash                                                         $  321
Accounts receivable, less
allowance for doubtful accounts of $5                           602
Inventories, net of valuation allowance                         161
Prepaid expenses and other current assets                       381
                                                             ------
Total current assets                                          1,465

Equipment and improvements, net of
accumulated depreciation and
amortization of $665                                             42

Deferred financing costs,
net of accumulated amortization of $217                         159
Goodwill                                                        342
Other intangible assets, net of accumulated
amortization of $500                                          1,044
Other assets                                                    194
                                                             ------
Total assets                                                 $3,246
                                                             ======

      See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          December 31, 2005 (Unaudited)
                 (In thousands except share and per share data)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                              December 31, 2005
                                                                             --------------------
  CURRENT LIABILITIES:
Notes payable                                                                      $   1,227
Mandatory redeemable Series D preferred stock -
  504 shares at redemption value                                                         505
Accounts payable                                                                       4,152
Payroll and related benefits accruals                                                  1,474
Litigation related accruals                                                            3,655
Other accrued expenses and liabilities                                                 3,729
Deferred revenue                                                                         566
Long-term convertible notes payable                                                    4,949
Estimated remaining net liabilities associated
  with subsidiaries in liquidation                                                     7,166
                                                                                   ---------
Total current liabilities                                                             27,423
                                                                                   ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Series A preferred stock, par value
  $.01 per share; 2,000,000 shares authorized,
  1,356,852 shares issued and outstanding
  ($10,000,000 aggregate liquidation preference)                                          14

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

Common stock, par value $.005 per share; 1,000,000,000 shares authorized;
  96,685,053 shares issued                                                               483
Additional paid-in capital                                                           170,594
Subscriptions receivable                                                                 (66)
Accumulated deficit                                                                 (193,686)
Accumulated other comprehensive loss                                                  (1,449)
Less: Treasury stock, 87,712 shares of
  common stock (at cost)                                                                 (67)
                                                                                   ---------
Total stockholders' deficiency                                                       (24,177)
                                                                                   ---------

Total liabilities and stockholders' deficiency                                     $   3,246
                                                                                   =========

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands except share and per share data)


                                                     For the Three Months
                                                       Ended December 31,
                                                 -----------------------------
                                                     2005            2004
                                                 ------------    ------------

Revenues                                         $        901    $        665

Cost of sales                                             427             249
                                                 ------------    ------------
Gross profit                                              474             416
                                                 ------------    ------------
Operating expenses:

Selling and administrative                                956             706
Depreciation and amortization                             133               3
                                                 ------------    ------------
Total operating expenses                                1,089             709
                                                 ------------    ------------
Operating loss                                           (615)           (293)
                                                 ------------    ------------
Other income(expense):
Interest expense - including beneficial
conversion charge of $200 in 2005                        (465)           (283)

Gain on settlements of
  liabilities                                             300              29
Other                                                       5              13
                                                 ------------    ------------
Net other expense                                        (160)           (241)
                                                 ------------    ------------

Loss before credit for income taxes                      (775)           (534)

Credit for sale of state tax benefits                    (401)           (457)
                                                 ------------    ------------

Net loss                                         $       (374)   $        (77)
                                                 ============    ============

Net loss per share of common stock:

          Basic and Diluted                             ($.00)          ($.00)
                                                 ============    ============
Weighted Average number of shares outstanding:

          Basic and Diluted                        94,519,559      65,385,517
                                                 ============    ============

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)
                 (In thousands except share and per share data)

                                                    Preferred Stock            Common Stock         Additional
                                                -----------------------   -----------------------    Paid-In
                                                  Shares       Amount       Shares       Amount      Capital
                                                ----------   ----------   ----------   ----------   ----------
Balance September 30, 2005                       1,365,960   $       14   92,273,778   $      461   $  170,222
Conversion of notes payable -
  into common stock                                                          911,275            5           11
Common stock issued for accrued
liabilities                                                                  500,000            2           18
Common stock issued in
  exchange for services                                                    3,000,000           15          105
Stock options issued in exchange for services                                                               38
Beneficial conversion feature
  related to convertible notes                                                                             200
Net loss
Change in unrealized foreign
  exchange translation gains (A)                                                               --           --
                                                ----------   ----------   ----------   ----------   ----------
Balance December 31, 2005                        1,365,960   $       14   96,685,053   $      483   $  170,594
                                                ==========   ==========   ==========   ==========   ==========

(A) Comprehensive loss for the three months ended December 31, 2005 and 2004 was $261 and $759, respectively.

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)
                                   (CONTINUED)
                 (In thousands except share and per share data)

                                                                            Accumulated
                                                                               Other
                                                Accumulated  Subscriptions  Comprehensive  Treasury
                                                   Deficit     Receivable       Loss         Stock     Total
                                                -----------  -------------  -------------  --------  ---------
Balance September 30, 2005                      $  (193,312) $         (66) $   (1,562)    $    (67) $ (24,310)
Conversion of notes payable -
  into common stock                                                                                         16
Common stock issued for accrued
  liabilities                                                                                               20
Common stock issued in exchange
  for services                                                                                             120
Stock options issued in exchange for services                                                               38
Beneficial conversion feature
  related to convertible notes                                                                             200
Net Loss                                               (374)                                              (374)
Change in unrealized foreign
  exchange translation
  gains (A)                                                                           113                  113
                                                -----------  -------------  -------------  --------  ---------
Balance December 31, 2005                       $  (193,686) $         (66) $     ( 1,449) $    (67) $ (24,177)
                                                ===========  =============  =============  ========  =========


(A) Comprehensive loss for the three months ended December 31, 2005 and 2004 was $261 and $759, respectively.

      See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 (In thousands except share and per share data)

                                                    For the Three Months Ended
                                                            December 31,
                                                    --------------------------
                                                     2005                2004
                                                    ------              ------
Cash Flows from Operating Activities:
------------------------------------

Net loss                                            ($374)              ($ 77)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                         133                   4
Common stock issued in exchange for services          120                 100
Amortization of deferred financing costs and
  debt discount                                        42                 168
Variable stock option charge                           41                  --
Charges to interest expense for beneficial
conversion features of note  payables                 200                  --
Gain on settlements of liabilities                   (300)                 --
Changes in operating assets and liabilities:
Accounts receivable                                   (30)                (55)
Inventories                                            24                 (18)
Prepaid expenses and other current assets              96                  27
Restricted cash and other assets                       --                  31
Accounts payable                                     (163)               (136)
Accrued expenses and other liabilities                 97                 (81)
Deferred revenue                                       17                 (13)
                                                    -----               -----
Net cash used in operating activities                 (97)                (50)

Cash Flows from Investing Activities:
Additions to equipment and improvements                --                  (1)
                                                    -----               -----
Cash Flows from Financing Activities:
Proceeds from notes and convertible notes payable     200                  --
Deferred financing costs                              (21)                 --
                                                    -----               -----
Net cash flows from financing activities              179                  --
                                                    -----               -----

Net increase (decrease) in cash                        82                 (51)

Cash at beginning of period                           239                 101
                                                    -----               -----
Cash at end of period                               $ 321               $  50
                                                    =====               =====

Noncash investing and financing activities:
Long-term convertible notes payable -
 converted into common stock                        $  16               $ 313

Common stock issued for payment of liabilities      $  20               $ 317

      See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. NATURE OF BUSINESS AND BASIS FOR PRESENTATION
(In thousands except share and per share data)

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

Going Concern Matters

Based upon our substantial working capital deficiency ($25,958) and stockholders' deficiency ($24,177) at December 31, 2005, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on one of our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

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

Outlook:

We had current obligations at December 31, 2005 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, if required, short-term debt and related interest, capital expenditures and expenses related to cost-reduction initiatives, and to pay liabilities that could arise from litigation claims and judgments.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

Initiatives Completed or in Process:

The  following   initiatives   related  to  raising  required  funds,   settling
liabilities and/or reducing expenses have been completed or are in process:

(i) The Company completed the sale of certain entities and assets during fiscal 2002. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the year ended September 30, 2005, we recognized a noncash gain of $177 from the approval by creditors of the liquidation of the net liabilities of the Company's Ireland subsidiaries. Upon legal resolution of the approximately $7,166 of estimated remaining liabilities of these remaining European entities as of December 31, 2005, we may recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(ii) During the three months ended December 31, 2005, we realized net gains of approximately $300 from settlements of liabilities totaling $310 through the payments of approximately $10 in cash.

(iii) During the three months ended December 31, 2005, convertible notes payable in the principal amount of $16 were converted into 911,275 shares of common stock.

(iv) On January 11, 2005, we entered into a Securities Purchase Agreement and sold (i) $1,850 in secured convertible notes and (ii) warrants to purchase 1,850,000 shares of our common stock. The secured convertible notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the NASDAQ bulletin board for the 20 trading days before but not including the conversion date.

The full principal amount of the secured convertible notes, plus a default interest rate of 15%, is due upon a default under the terms of the secured convertible notes. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly-owned subsidiaries, and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission which includes the common stock underlying the secured convertible notes and the warrants. If the registration statement is not filed and declared effective within 60 days from the date of closing, we are required to pay liquidated damages to the investors. The Company has filed a registration statement which has not yet been declared effective and, as a result, has recorded interest at the rate of 15% per annum for the period from October 1, 2005 through December 31, 2005. Consequently, interest expense has been increased from $122 at the 10% rate to $182 at the 15% rate. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares of our common stock or cash, at the election of the investors, in an amount equal to 3% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

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

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005 (the "2005 Form 10-KSB).

2. SIGNIFICANT ACCOUNTING POLICIES

Earnings /(loss) per share

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

As of December 31, 2005, there were 906,270,767 shares of common stock potentially issuable upon the exercise of stock options (7,434,221 shares), warrants (5,400,000 shares) and the conversion of convertible securities (893,436,546 shares). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for the three months ended December 31, 2005 and 2004 because the Company had net loss in each period and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

Pro Forma and Other Disclosures Related to Stock Options

As of December 31, 2005, the Company had granted options to purchase a total of 7,434,221 shares of common stock. No options were granted and no options were cancelled during the three months ended December 31, 2005. Approximately 636,000 options expired during the three months ended December 31, 2005. As further explained in Note 4 in the 2005 Form 10-KSB, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" the Company accounts for its stock option plans using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, it does not recognize compensation cost for options with exercise prices at or above fair market value on the date of grant and, instead, it is required by SFAS 123 and SFAS 148, "Accounting for Stock- Based Compensation - Transition and Disclosure" to make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting under SFAS 123 had been applied. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date and had amortized the cost over the vesting period pursuant to SFAS 123, net loss, loss applicable to common stock and net loss per common share would have been increased to the pro forma amounts indicated in the table below:

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                Three Months Ended December 31,
                                                -------------------------------
                                                  2005                  2004
                                                ---------             ---------

Net loss-as reported                            $    (374)            $     (77)
  Deduct total stock -
    based employee compensation
    expense determined under a
    fair value based method for
    all awards                                       (134)                 (240)
                                                ---------             ---------
  Net loss - pro-forma                          $    (508)            $    (317)
                                                =========             =========
  Basic and diluted
    loss per common share
    - as reported                               $    (.00)            $    (.00)
  Basic and diluted
    loss per common share
    - pro-forma                                 $    (.01)            $    (.00)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its fiscal quarter ending December 31, 2006.

3. ESTIMATED REMAINING LIABILITIES  OF SUBSIDIARIES IN LIQUIDATION

The Company developed and initiated a plan in the quarter ended June 30, 2002 that would result in the sale or divestiture of assets or closings of businesses that are not part of the Company's current strategic plan or have not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France - previously ICS France) and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the fourth quarter of fiscal 2005, the Company recognized a noncash gain from the approval by creditors of the liquidation of the net liabilities of the Company's Ireland subsidiaries, as explained below. Accordingly, the remaining estimated liabilities of these businesses are classified as estimated remaining liabilities associated with subsidiaries in liquidation in the accompanying December 31, 2005 consolidated balance sheet. When the liquidation process is completed, significant variations may occur based on the complexity of the entity and requirements of the respective country.

Estimated remaining liabilities are generally carried at their contractual or historical amounts. The ultimate amounts required to settle these retained liabilities will differ from estimates based on contractual negotiations, and the outcome of certain legal actions and liquidation procedures.

Estimated remaining net liabilities as of December 31, 2005 were $7,166.

Except for the changes in the unrealized foreign translation gain, there were no results of operations of these businesses for the three months ended December 31, 2005.

4. BUSINESS COMBINATION

As explained in Note 1, on January 12, 2005, the Company entered into a Stock Purchase Agreement pursuant to which it acquired all of the issued and outstanding shares of common stock of CSCS Ltd. and its subsidiary, CSI, for an aggregate purchase price of $2,000, excluding acquisition costs of $198. The acquisition was financed primarily through the sale of $1,850 of secured convertible notes and warrants to purchase 1,850,000 shares of the Company's common stock.

                   CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The following table presents unaudited pro forma results of operations of the Company as if the above described acquisition had occurred at October 1, 2004:

                                               Three Months Ended
                                               December 31, 2004
                                               -----------------
Revenues                                       $           1,200
Net loss                                                  (1,000)
Net loss per share                                         ($.02)

The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 2005, nor do they purport to be indicative of the future results of operations of the Company.

5. NOTES PAYABLE

Notes payable consist of past due notes payable to Renaissance Software, Inc. ("Renaissance") in the amount of $1,227 as of December 31, 2005. The Company issued approximately $1,500 in promissory notes payable, bearing interest at 8%, in connection with the purchase of Renaissance in fiscal 2000 which were originally due on June 30, 2001. On August 9, 2001, the Company renegotiated the terms of these notes and, in return for 147,000 shares of stock (with a fair market value of approximately $162) the notes became payable as follows: $250 was due on August 15, 2001, and the remaining balance, plus accrued interest from June 30, 2001, was due on September 30, 2001. The Company paid the August 15, 2001 installment and, has not paid the remaining past due balance as of February 14, 2006.

6. CONVERTIBLE NOTES PAYABLE

Convertible notes payable of $4,949 arose from loans under (a) a Securities Purchase Agreement (the "2004 Agreement") with four accredited investors on April 28, 2004 and January 11, 2005 for the private placement (the "2004 Private Placement") of (i) $3,000 in convertible notes (the "2004 Convertible Notes") and (ii) warrants (the "2004 Warrants") to purchase 3,000,000 shares of our common stock; and (b) a Securities Purchase Agreement (the "2005 Agreement") for the private placement (the "2005 Private Placement") of (i) $1,850 in convertible notes (the "2005 Convertible Notes") and (ii) warrants (the "2005 Warrants") to purchase 1,850,000 shares of common stock, and (c) $550 in convertible notes (the "2005 Working Capital Facility") and warrants to purchase 550,000 shares of common stock.

2004 Convertible Notes
----------------------

The 2004 Convertible Notes bear interest at 10% and mature two years from the date of issuance. At the investors' option, 50% of the 2004 Convertible Notes will be convertible into our common stock at the lower of $0.30 or 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date and the other 50% of the 2004 Convertible Notes will be convertible into our common stock at the lower of $0.30 or 55% of the same average over the same trading period. The full principal amount of the 2004 Convertible Notes would become due upon any default under the terms of the 2004 Convertible Notes. The 2004 Warrants are exercisable until five years from the date of issuance at a purchase price of $0.11 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The Company allocated proceeds of $427 to the fair value of the warrants and the remaining $2,573 to the fair value of the 2004 Convertible Notes. In connection with the acquisitions and related financing transactions, the 2004 Convertible Notes were amended and became convertible at the lower of $0.09 or 40% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The modification to the conversion terms in January 2005 resulted in additional charges for the beneficial conversion which the Company recorded in the year ended September 30, 2005, and an increase in additional paid-in capital and interest expense in the year ended September 30, 2005.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

On October 5, 2005, the Company issued 911,275 common shares upon the conversion of 10% Convertible Notes with an approximate principal balance of $16 at a conversion price of $0.0176 per share.

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

2005 Working Capital Facility
-----------------------------

On August 10, 2005, we entered into a Securities Purchase Agreement for the sale of (i) $850 in secured convertible notes and (ii) warrants to purchase 850,000 shares of our common stock to accredited investors. The investors have provided or are obligated to provide us with the funds as follows:

                  Amount                             Disbursement Date
                  ------                             -----------------

                  $250                               August 10, 2005
                  $100                               September 19, 2005
                  $100                               October 19, 2005
                  $100                               November 16, 2005

We believe, although there can be no assurances that $100 will be disbursed on the final business day of each month beginning March 2006 and ending in May 2006.

The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the NASDAQ bulletin board for the 20 trading days before but not including the conversion date.

Based on the excess of the aggregate fair value of the common shares that would have been issued if the 2005 Working Capital Facility had been converted immediately over the proceeds allocated to the 2005 Working Capital Facility, the investors received a beneficial conversion feature which the Company recorded an increase in additional paid-in capital and interest expense totaling $200 in the three months ended December 31, 2005.

7. STOCKHOLDERS' DEFICIENCY

Shares Issued for Services and Accrued Liabilities

During the three months ended December 31, 2005, the Company issued 3,000,000 shares of common stock for various consulting and professional services rendered and recorded a charge of approximately $120 based on the fair value of the shares issued, and 500,000 shares of common stock in satisfaction of other liabilities of $20.

Subsequent to December 31, 2005, the Company issued 2,350,000 shares of common stock for various consulting and professional services rendered and 200,000 shares of common stock in satisfaction of other liabilities.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

8. INCOME TAXES

The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or tax benefits. The Company was originally permitted to sell tax benefits in the amount of $518. On December 17, 2004, the Company received approximately $456 from the sale of the $518 of tax benefits which was recognized as a tax benefit in the first quarter of fiscal 2005. For the state fiscal years through 2005 (July 1, 2004 to June 30, 2005) the Company had approximately $7,976 of total available net operating loss carryforwards that were saleable, of which New Jersey permitted the Company to sell approximately $6,297. On December 19, 2005, the Company received approximately $401 from the sale of these benefits which is recognized as a tax benefit in the three months ended December 31, 2005.

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

Recently Settled Litigation
---------------------------

On or about November 30, 2005, we settled for $10 for an action previously disclosed by us which was commenced in New York State Supreme Court, Nassau County, captioned Great Oak LLC vs. Vertex Interactive, Inc. et. al. The action had demanded $328 to be due Great Oak LLC, the landlord of premises leased to Renaissance Software LLC.

Payroll Obligations
-------------------

As a result of our severe cash constraints, we had fallen as much as two to three months behind in meeting our payroll obligations to our employees subsequent to September 30, 2002. As a result, we entered into a Consent Order and Agreement with the New Jersey Department of Labor which provides for monthly payments of $30 which commenced on June 1, 2004 and payments were made through August 31, 2005 and we have made no subsequent payments. We shall reduce the balance of the payroll obligations, including penalty, as cash becomes available until the total outstanding balance of approximately $282 is paid.

We believe, although there can be no assurances, that the payroll obligations including penalties as of December 31, 2005 will be satisfied by the calendar year ending December 31, 2006.

Employment Agreements
---------------------

In connection with the acquisition, we entered into an employment agreement with Brad L. Leonard to serve as Vice President General Manager - Sales, Cape Systems. Pursuant to the employment agreement, Mr. Leonard will receive an annual salary of $110. He was granted options to purchase 1,000,000 shares of common stock upon execution, of which 200,000 vest immediately and the balance of 800,000 options vest over a period of five years. The employment agreement can be terminated by the Company upon 30 days written notice to Mr. Leonard and by Mr. Leonard upon written notice to the Company for just cause, as defined therein.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

10. RELATED PARTY TRANSACTIONS

The Company hired Mr. David Sasson as acting Chief Operating Officer effective May 1, 2005. Mr. Sasson is a majority owner of a privately held company, Open Terra, which provides customer service and technical support to the Company. During the three months ended December 31, 2005, the Company incurred costs of $25 for these services of which $2 is due and payable as of December 31, 2005. In addition, in connection with the acquisition, we entered into a consulting agreement with IMC Development Group ("IMC"), which is owned by Peter Ayling, for which we paid $42 for these services.

11. GEOGRAPHIC AREA DATA

The Company operated in one business segment in North America in 2004 prior to the acquisition of Cape Systems in January 2005. After the acquisition of Cape Systems, the Company still operates only in one segment and has operations in North America and the United Kingdom.

The following geographic information presents total revenues and identifiable assets as of and for the three months ended December 31, 2005:

                                                             2005
                                                             ----
Revenues
         North America                                       $702
         United Kingdom                                       199
                                                             ----
                                                             $901
                                                             ====

Identifiable assets
         North America                                       $ 26
         United Kingdom                                        16
                                                             ----
                                                             $ 42
                                                             ====

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


This Quarterly Report on Form 10-QSB contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief, as well as assumptions made by and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in Item 1: "Business", included in our Annual Report on Form 10-KSB for the year ended September 30, 2005. Cape undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of other unanticipated events.

This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2006" and "2005" refer to the three months ended December 31, 2005 and 2004, respectively.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management continuously evaluates its estimates and judgments, and actual results may differ from these estimates under different assumptions or conditions.

Those estimates and judgments that were most critical to the preparation of the financial statements involved the allowance for doubtful accounts, inventory reserves, recoverability of intangible assets and the estimation of the net liabilities associated with subsidiaries in liquidation as further explained in the Company's Form 10-KSB for the year ended September 30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123(R) "Share-Based Payment" ("SFAS 123(R)"), which amends SFAS 123 and will be effective for public companies that are small business issuers for annual periods beginning after December 15, 2005. SFAS 123(R) will require us to expense all employee stock options and other share-based payments over the service period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. SFAS 123(R) may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt SFAS 123(R) and evaluating the effect that the adoption will have on our financial position and results of operations. Since we have used the intrinsic value method for employee stock options and, generally, have not recorded any related expense, the adoption of a fair value method for employee stock options is likely to generate additional compensation expense.

Results of Operations

Three months ended December 31, 2005 ("2006") compared to the three months ended December 31, 2004 ("2005").

Operating Revenues:
-------------------

Operating  revenues   increased  by  approximately   $236,000  (or  35.4%)  from
approximately $665,000 in 2005 to approximately $901,000 in 2006.

Products and Services
---------------------

Sales to customers by the two significant product and service line groupings for the three months ended December 31, 2005 and 2004 are approximately as follows:

                                        2006                2005
                                    -----------         -----------

Enterprise Solutions                $   241,000         $   169,000
Service, Maintenance and Other          660,000             496,000
                                    -----------         -----------
                                    $   901,000         $   665,000
                                    ===========         ===========

Enterprise solutions revenues increased to approximately $241,000 in 2006 from approximately $169,000 in 2005. The increase was a result of one warehouse expansion in our customer base. Service, maintenance and other revenues have increased approximately $164,000 from $496,000 in 2005 to approximately $660,000 in 2006. The increase was a result of the acquisition of operations in London ($199,000) and Dallas ($367,000) which were not owned by us in 2005 offset by a decrease of $402,000 in the service and maintenance contracts in our core business.

We anticipate that our revenues will, at a minimum, stabilize at these levels or improve slightly as we continue to restructure and look for target acquisitions.

Gross Profit:
-------------

Gross profit increased by approximately $58,000 (or 13.9%) from $416,000 in 2005 to $474,000 in 2006. The addition of the London and Dallas operations accounted for an increase of $340,000 offset by a decrease of $282,000 in our core business.

Operating Expenses:
-------------------

Selling and administrative expenses increased approximately $250,000 (or 35.4%) from approximately $706,000 in 2005 to $956,000 in 2006. Approximately $290,000 of the increase is due to the London and Dallas operations partially offset by reductions in professional fees incurred resulting from numerous regulatory filings in the prior period.

There were no research and development expenses ("R&D") expenses in 2006 or 2005. As a result of our cost cutting efforts, we suspended R&D, focusing our technical resources on maintenance services, until which time additional financing is received. It is anticipated that R&D spending will recommence later in 2006.

The $130,000 increase in depreciation to $133,000 in 2006, as compared to $3,000 in 2005, is due primarily to the amortization of the intangible assets in connection with the acquisition of the London and Dallas operations.

Interest expense increased by approximately $182,000 from $283,000 in 2005 to $465,000 in 2006. This increase is due to non-cash charges for the beneficial conversion feature in connection with the proceeds from the working capital facility.

Gain on settlements increased approximately $271,000 mainly due to our ability to settle certain debts and obligations for less than their book value.

We realized a tax credit of approximately $401,000 by selling New Jersey State net operating loss carryforwards during the three months ended December 31, 2005, which is slightly less than the amount realized in the three months ended December 31, 2004.

The current income tax provision in both years was negligible due primarily to the net operating loss carryforwards.

The net loss for the period increased by approximately $297,000 or 385.7% to approximately $374,000 in 2006 from a loss of $77,000 in 2005, mainly due to the factors mentioned above.

Liquidity and Capital Resources

Based upon our substantial working capital deficiency ($25,958,000) and stockholders' deficiency ($24,177,000) at December 31, 2005, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on one of our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

The successful implementation of our business plan has required, and our ability to continue as a going concern will require on a going forward basis, the Company to raise substantial funds to finance (i) continuing operations, (ii) the further development of our enterprise software technologies, (iii) the settlement of existing liabilities including past due payroll obligations to our employees, officers and directors, and our obligations under existing or possible litigation settlements, and (iv) possible selective acquisitions to achieve the scale we believe will be necessary to enable us to remain competitive in the global SCM industry. There can be no assurance that we will be successful in raising the necessary funds or integrate the recently completed acquisition.

Outlook

We had current obligations at December 31, 2005 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, if required, short-term debt and related interest, capital expenditures and expenses related to cost-reduction initiatives, and to pay liabilities that could arise from litigation claims and judgments.

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

Initiatives Completed or in Process:
------------------------------------

The  following   initiatives   related  to  raising  required  funds,   settling
liabilities and/or reducing expenses have been completed or are in process:

(i) After being unsuccessful in attempting to sell our five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the year ended September 30, 2005, we recognized a noncash gain of $177,000 from the approval by creditors of the liquidation of the net liabilities of our Ireland subsidiaries. Upon legal resolution of the approximately $7,166,000 of estimated remaining liabilities of these remaining European entities as of December 31, 2005, we may recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(ii) During the three months ended December 31, 2005, we realized net gains of approximately $300,000 from settlements of liabilities totaling $310,000 through the payments of approximately $10,000 in cash.

(iii) During the three months ended December 31, 2005 convertible notes payable in the principal amount of $16,000 were converted into 911,275 shares of common stock.

(iv) On January 11, 2005, we entered into a Securities Purchase Agreement and sold (i) $1,850,000 in secured convertible notes and (ii) warrants to purchase 1,850,000 shares of our common stock. The secured convertible notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the NASDAQ bulletin board for the 20 trading days before but not including the conversion date.

The full principal amount of the secured convertible notes, plus a default interest rate of 15%, is due upon a default under the terms of the secured convertible notes. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly-owned subsidiaries, and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission which includes the common stock underlying the secured convertible notes and the warrants. If the registration statement is not filed and declared effective within 60 days from the date of closing, we are required to pay liquidated damages to the investors. The Company has filed a registration statement which has not yet been declared effective and, as a result, has recorded interest at the rate of 15% per annum for the period from October 1, 2005 through December 31, 2005. Consequently, interest expense has been increased from $122,000 at the 10% rate to $182,000 at the 15% rate. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares of our common stock or cash, at the election of the investors, in an amount equal to 3% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

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

Under a Guaranty and Pledge Agreement, Mr. Nicholas Toms, our Chief Executive Officer agreed to unconditionally guarantee the timely and full satisfaction of all obligations under the notes and has pledged 2,006,418 shares of our common stock he owns as collateral.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

      a) Evaluation of Disclosure Controls and Procedures: As of December 31, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

      b) Changes in internal controls: Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

SIGNIFICANT DEFICIENCIES IN DISCLOSURE CONTROLS AND PROCEDURES OR INTERNAL CONTROLS

During our preparation of our Form 10-KSB for the year ended September 30, 2005, which did not occur until the quarter ended December 31, 2005, we identified certain material weaknesses. These material weaknesses did result in the restatement of previously reported financial statements. As defined by the Public Company Accounting Oversight Board Auditing Standard No.2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. These deficiencies and issues include:

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

As these changes to our internal controls and procedures did not occur until after December 31, 2005, we believe these changes will be effective for the quarter ended March 31, 2006, however, we will be unsure until they are tested at that time.

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

Recently Settled Litigation
---------------------------

      On or about November 30, 2005, we settled for $10,000 an action previously disclosed by us which was commenced in New York State Supreme Court, Nassau County, captioned Great Oak LLC vs. Vertex Interactive, Inc. et. al. The action had demanded approximately $328,000 to be due Great Oak LLC, the landlord of premises leased to Renaissance Software LLC.

Payroll Obligations
-------------------

      As a result of our severe cash constraints, we had fallen as much as two to three months behind in meeting our payroll obligations to our employees subsequent to September 30, 2002. As a result, we entered into a Consent Order and Agreement with the New Jersey Department of Labor which provides for monthly payments of $30,000 which commenced on June 1, 2004 and payments were made through August 31, 2005 and we have made no subsequent payments. We shall reduce the balance of the payroll obligations, including penalty, as cash becomes available until the total outstanding balance of approximately $282,000 is paid.

      We believe, although there can be no assurances, that the payroll obligations including penalties as of December 31, 2005 will be satisfied by the calendar year ending December 31, 2006.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the quarter ended December 31, 2005, we issued 500,000 shares of our common stock to one consultant for services provided. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

      During the quarter ended December 31, 2005, we issued 1,500,000 shares of our common stock to Jeffrey Marks for legal services rendered. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

      During the quarter ended December 31, 2005, we issued 1,500,000 shares of our common stock to David Sasson for services rendered. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

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

      On January 11, 2005, we entered into a securities purchase agreement (the "2005 SPA") pursuant to which we issued secured convertible notes and warrants. The terms of the 2005 SPA required us to have a registration statement registering the shares underlying the secured convertible notes and warrants effective within 60 days of closing. We are currently in default under the 2005 SPA and the 2005 Working Capital Facility. On April 26, 2005, we filed a registration statement on Form SB-2 registering shares to be issued upon conversion of the secured convertible notes pursuant to the 2005 SPA however, the SB-2 registration statement is currently being review and has not been declared effective.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5   OTHER INFORMATION

      None.

ITEM 6   EXHIBITS

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

                                        CAPE SYSTEMS GROUP, INC.

Date: February 16, 2006                 By: /s/ NICHOLAS R. TOMS
                                           ---------------------
                                        Nicholas R. Toms
                                        Chief Executive Officer
                                        (Principal Executive Officer)
                                        and Chief Financial Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)