Form 10QSB
period 2006-03-31
CAPE SYSTEMS GROUP, INC
filed 2006-05-15
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the Quarterly Period Ended March 31, 2006

 [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

Yes [x]  No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]  No [x]

Common stock, par value $.005 per share: 105,382,168 shares outstanding as of May 9, 2006.

Preferred stock, Series "A", par value $.01 per share: 1,356,852 shares outstanding as of May 9, 2006.

Preferred stock, Series "B", par value $.01 per share: 1,000 shares outstanding as of May 9, 2006.

Preferred stock, Series "C-1", par value $.01 per share: 997 shares outstanding as of May 9, 2006.

Preferred stock, Series "D", par value $.01 per share: 7,615 shares outstanding as of May 9, 2006.


                                      INDEX

PART I     FINANCIAL INFORMATION
           ITEM 1    Condensed Consolidated Financial Statements

                     Condensed  Consolidated  Balance Sheet as of March 31, 2006 (Unaudited) and
                     September 30, 2005                                                              3-4

                     Condensed  Consolidated  Statements  of  Operations  for the  three and six
                     months Ended March 31, 2006 and 2005 (Unaudited)                                 5

                     Condensed  Consolidated  Statement of Changes in  Stockholders'  Deficiency
                     for the six months ended March 31, 2006 (Unaudited)                             6-7

                     Condensed  Consolidated  Statements  of Cash Flows for the six months ended
                     March 31, 2006 and 2005 (Unaudited)                                              8

                     Notes to Condensed Consolidated Financial Statements (Unaudited)                9-16

           ITEM 2    Management's  Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                     17-22

           ITEM 3    Controls and Procedures                                                        23-24

PART II    OTHER INFORMATION

           ITEM 1    Legal proceedings                                                                25
           ITEM 2    Unregistered sales of equity securities and use of proceeds                      25
           ITEM 3    Defaults upon senior securities                                                  25
           ITEM 4    Submission of matters to a vote of security holders                              26
           ITEM 5    Other information                                                                26
           ITEM 6    Exhibits                                                                         26

           SIGNATURES                                                                                 27

                         PART 1 - FINANCIAL INFORMATION

              ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                March 31, 2006 (unaudited) and September 30, 2005
                 (in thousands except share and per share data)

                                     ASSETS

                                                                           March 31,        September 30,
                                                                             2006               2005
                                                                          (Unaudited)       (see Note 1)

                         CURRENT ASSETS:
                         Cash                                             $      411 $             239
                         Accounts receivable, less
                         allowance for doubtful accounts of $14 and $9           507               572
                         Inventories, net of valuation allowance                 214               185
                         Prepaid expenses and other current assets               366               480
                                                                          ----------        ----------
                         Total current assets                                  1,498             1,476

                         Equipment and improvements, net of
                         accumulated depreciation and
                         amortization of $675 and $670                            41                45

                         Deferred financing costs,
                         net of accumulated amortization of
                         $315 and $175                                           131               180
                         Goodwill                                                342               342
                         Other intangible assets, net of accumulated
                           amortization of $629 and $369                         915             1,175
                         Other assets                                            212               194
                                                                          ----------        ----------
                         Total assets                                     $    3,139        $    3,412
                                                                          ==========        ==========

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                March 31, 2006 (unaudited) and September 30, 2005
                 (in thousands except share and per share data)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

         Notes payable - unrelated parties                                           $   1,227      $   1,227
         Mandatory redeemable Series D preferred stock -
           504 shares at redemption value                                                  505            505
         Accounts payable                                                                3,502          4,315
         Net liabilities associated with subsidiaries
           in liquidation                                                                7,344          7,296
         Payroll and related benefits accrual                                            1,466          1,576
         Litigation related accruals                                                     2,655          3,655
         Other accrued expenses and liabilities                                          4,096          3,834
         Deferred revenue                                                                  550            549
         Long-term convertible notes payable
           - unrelated parties                                                           5,238          4,765
                                                                                     ---------      ---------
         Total current liabilities                                                      26,583         27,722
                                                                                     ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:

         Series A preferred stock, par value $.01 per share; 2,000,000 shares authorized, 1,356,852 shares issued and outstanding
           ($10,000 aggregate liquidation preference)                                       14             14

         Series B preferred stock, par value $0.01 per share; 1,000 shares authorized, 1,000 shares issued and outstanding
           ($1,000 aggregate liquidation preference                                         --             --

         Series C-1 preferred stock, par value $0.01 per share; 10,000 shares authorized, 997 shares issued and outstanding ($997
           aggregate liquidation preference)                                                --             --

         Series D preferred stock, par value $0.01 per share; 10,000 shares authorized, 7,111 shares issued and outstanding (excluding 504 shares subject to mandatory redemption)
           ($7,110 aggregate liquidated preference)                                         --             --

         Common stock, par value $.005 per share;
          1,000,000,000 shares authorized;
           105,382,168 and 92,273,778 shares issued                                        527            461
         Additional paid-in capital                                                    171,199        170,222
         Subscription receivable                                                           (66)           (66)
         Accumulated deficit                                                          (193,427)      (193,312)
         Accumulated other comprehensive loss                                           (1,624)        (1,562)
         Less: Treasury stock, 87,712 shares of
           common stock (at cost)                                                          (67)           (67)
                                                                                     ---------      ---------
         Total stockholders' deficiency                                                (23,444)       (24,310)
                                                                                     ---------      ---------

         Total liabilities and stockholders' deficiency                              $   3,139      $   3,412
                                                                                     =========      =========

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                 (in thousands except share and per share data)

                                                          For the Three Months                        For the Six Months
                                                             Ended March 31,                            Ended March 31,
                                                   ------------------------------------      ------------------------------------
                                                        2006                  2005                 2006                 2005
                                                   ---------------      ---------------      ---------------      ---------------

REVENUES                                           $           910      $         1,349      $         1,811      $         2,014

COST OF SALES                                                  277                  647                  704                  896
                                                   ---------------      ---------------      ---------------      ---------------
GROSS PROFIT                                                   633                  702                1,107                1,118
                                                   ---------------      ---------------      ---------------      ---------------
OPERATING EXPENSES:

Selling and administrative                                     903                1,266                1,843                1,971
Depreciation and
  amortization of intangibles                                  135                  119                  281                  122
                                                   ---------------      ---------------      ---------------      ---------------
Total operating expenses                                     1,038                1,385                2,124                2,093
                                                   ---------------      ---------------      ---------------      ---------------
OPERATING LOSS                                                (405)                (683)              (1,017)                (975)
                                                   ---------------      ---------------      ---------------      ---------------
OTHER INCOME (EXPENSE):
 Interest expense (includes
 beneficial conversion charge
 of $300 and $3,189  and $500 and
$3,189)                                                       (525)              (3,416)              (1,020)              (3,698)

Gain on settlements of
  liabilities                                                1,185                  132                1,517                  167
Other                                                            0                    5                    3                   13
                                                   ---------------      ---------------      ---------------      ---------------
Net other income/(expense)                                     660               (3,279)                 500               (3,518)
                                                   ---------------      ---------------      ---------------      ---------------

INCOME / (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                               255               (3,962)                (517)              (4,493)
                                                   ---------------      ---------------      ---------------      ---------------

Provision for state income taxes                                 0                    0                    0                    3

Credit for sale of state tax
 benefits                                                        0                    0                 (402)
                                                                                                                             (457)
                                                   ---------------      ---------------      ---------------      ---------------
Income tax credit                                                0                    0                 (402)                (454)
                                                   ---------------      ---------------      ---------------      ---------------
NET INCOME/(LOSS)                                  $           255      $        (3,962)     $          (115)     $        (4,039)
                                                   ===============      ===============      ===============      ===============

Net Income/(loss) per share of common stock:

          Basic and Diluted                        $           .00      ($          .05)     ($          .00)     ($          .06)

Weighted Average number of shares outstanding:

          Basic                                         99,411,388           75,786,575           96,938,595           70,578,440
          Diluted                                    1,485,724,887           75,786,575           96,938,595           70,578,440

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED MARCH 31, 2006
                                   (unaudited)
                 (in thousands except share and per share data)


                                        Preferred Stock               Common Stock               Additional
                                    ---------------------------   ---------------------------      Paid-In
                                       Shares         Amount          Shares        Amount         Capital
                                    ------------   ------------     ----------   ------------   ------------
Balance September 30, 2005             1,365,960   $         14     92,273,778   $        461   $    170,222
Conversion of notes payable
  - unrelated parties into
  common stock                                                       1,921,275             10             18
Common stock issued for accrued
  401(k) plan contribution and
  other liabilities                                                  8,337,115             42            348
Common stock issued in
  exchange for services                                              2,850,000             14             73
Beneficial conversion feature
 related to long-term convertible
 notes                                                                                                   500
Stock options issued in exchange
 for services                                                                                             38
Net loss
Change in unrealized foreign
 exchange translation gains/
 (losses)(a)                        ------------   ------------     ----------   ------------   ------------
Balance March 31, 2006                 1,365,960   $         14    105,382,168   $        527   $    171,199
                                    ============   ============   ============   ============   ============


(a) Comprehensive gains/(losses) for the three and six months ended March 31, 2006 totaled $84 and $(177) and totaled $(1,858) and $(2,617) for the three and six months ended March 31, 2005.

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED MARCH 31, 2006
                                   (unaudited)
                 (in thousands except share and per share data)
                                   (CONTINUED)

                                                                      Accumulated
                                                                        Other
                                       Accumulated   Subscription    Comprehensive          Treasury
                                         Deficit      Receivable        Loss                 Stock                Total
                                    ----------------   -----    ----------------    ----------------    ----------------
 Balance September 30, 2005         $       (193,312)  $ (66)   $         (1,562)   $            (67)   $       (24,310)
 Conversion of notes payable -
   unrelated parties into
   common stock                                                                                                      28
 Common stock issued for accrued
   401(k) Plan contribution
   and other liabilities                                                                                            390
 Common stock issued in exchange
   for services                                                                                                      87
 Beneficial conversion feature
  related to long-term
  convertible notes                                                                                                  500
 Stock options issued in exchange
  for services                                                                                                       38

 Net loss                                       (115)                                                              (115)
 Change in unrealized foreign
  exchange translation gains/
  (losses)(a)                                                               (62)                                    (62)
                                    ----------------    ----    ----------------    ----------------    ----------------
 Balance March 31, 2006             $       (193,427)   $(66)   $        (1,624)   $            (67)   $        (23,444)
                                    ================    ====    ================   =================   =================

(a) Comprehensive gains/(losses) for the three and six months ended March 31, 2006 totaled $84 and $(177) and totaled $(1,858) and $(2,617) for the three and six months ended March 31, 2005.

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands except share and per share data)
                                   (unaudited)

                                                                               For the Six Months Ended
                                                                                       March 31,
                                                                              --------------------------
                                                                                   2006           2005
                                                                              -----------    -----------
                         Cash Flows from Operating Activities:
                         -------------------------------------
                         Net loss                                               $  (115)     $(4,039)
                         Adjustments to reconcile net loss to
                         net cash provided by (used in) operating
                          activities:
                         Depreciation and amortization                              268          122
                         Common stock issued in exchange for services                87          498
                         Amortization of deferred financing costs and
                          debt discount                                              85          253
                         Charges to interest expense for beneficial
                          conversion features of notes payable -
                          unrelated parties                                         500        3,189
                         Gain on settlement of liabilities                       (1,517)          --
                         Variable stock option charge                                20           --
                         Changes in operating assets and liabilities:
                          net of effects of acquisitions
                         Accounts receivable, net                                    66         (198)
                         Inventory                                                  (29)         128
                         Prepaid expenses and other current assets                   94           48
                         Intangibles and other assets                                33          427
                         Accounts payable                                          (813)         216
                         Accrued expenses and other liabilities                   1,095         (268)
                         Customer deposits                                          (12)          --
                         Deferred revenue                                             1         (116)
                                                                                -------      -------
                         Net cash provided by (used in)
                         operating activities                                      (237)         260
                                                                                -------      -------
                         Cash Flows from Investing Activities:
                         -------------------------------------
                         Additions of equipment and improvements                     (6)          --
                         Acquisition of businesses - net of cash acquired            --       (1,990)
                                                                                -------      -------
                         Net cash used in investing activities                       (6)      (1,990)
                                                                                -------      -------
                         Cash Flows from Financing Activities:
                         -------------------------------------
                         Proceeds from notes and convertible notes payable-
                         unrelated parties                                          500        1,850
                         Deferred financing costs                                   (85)          --
                                                                                -------      -------
                         Net cash provided by financing activities                  415        1,850
                                                                                -------      -------
                         Net increase in cash                                       172          120

                         Cash at beginning of period                                239          101
                                                                                -------      -------
                         Cash at end of period                                  $   411      $   221
                                                                                =======      =======

                         Non-cash investing and financing activities:
                         Long-term convertible notes payable -
                          unrelated parties converted into common stock         $    28

                         Common stock issued for payment of liabilities         $   390

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (In thousands except share and per share data)

Background and Description of Business

CAPE SYSTEMS GROUP, INC. ("Cape" or "Vertex" or "we" or "our" or the "Company") is a provider of: supply chain management technologies, including enterprise software systems and applications; software integration solutions that enable our customers to manage their order, inventory and warehouse management needs; consultative services; packaging and logistics management software; and, software and hardware service and maintenance. We serve our enterprise clients through two general product and service lines: (1) enterprise solutions and, (2) training, support and maintenance for our products and services, including service and maintenance of software and hardware we resell for third parties. Our enterprise solutions include: a suite of Java-architected software applications; applications devoted to the AS/400 customer base; a portfolio of "light-directed" systems for inventory, warehouse and distribution center management; and, packaged software for palletizing and packaging configuration and truck/container loading. We provide a full range of software and hardware services and maintenance on a 24-hour, 7-days a week, 365-days a year basis, including the provision of wireless and wired planning and implementation services for our customers' facilities.

In connection with an acquisition described below, we changed our name on April 8, 2005 from Vertex Interactive, Inc. to Cape Systems Group, Inc. We also increased the number of authorized shares of common stock, par value $.005 per share, of the Company from 400,000,000 shares to 1,000,000,000 shares.

Going Concern Matters

Based upon our substantial working capital deficiency ($25,085) and stockholders' deficiency ($23,444) at March 31, 2006, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on our notes payable and the uncertainty of our liquidity-related initiatives described in detail later, there is substantial doubt as to our ability to continue as a going concern.

While we are continuing our efforts to increase revenues and resolve lawsuits on favorable terms and settle certain liabilities on a non-cash basis there is no assurance that we will achieve these objectives. In addition, we will continue to pursue strategic business combinations and opportunities to raise both debt and equity financing. However, there can be no assurance that we will be able to raise additional financing in the timeframe necessary to meet our immediate cash needs, or if such financing is available, whether the terms or conditions would be acceptable to us.

The successful implementation of our business plan has required, and our ability to continue as a going concern will require on a going forward basis, the Company to raise substantial funds to finance (i) continuing operations, (ii) increased sales and marketing efforts, (iii) the further development of our technologies, (iv) the settlement of existing liabilities including past due payroll obligations to our employees, officers and directors, and our obligations under existing or possible litigation settlements, (v) possible selective acquisitions to achieve the scale we believe will be necessary to enable us to remain competitive in the global SCM industry. There can be no assurance that we will be successful in raising the necessary funds.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005 (the "2005 Form 10-KSB).

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

As of March 31, 2006, there were 1,430,957,165 shares of common stock potentially issuable upon the exercise of stock options (8,251,221 shares), warrants (5,700,000 shares) and the conversion of convertible securities
(1,417,005,944 shares). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2005 and six months ended March 31 2006 and 2005 because the Company had a net loss in each period and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

The following shares of common stock issuable upon the exercise of stock options, warrants and convertible securities were excluded from the computation of diluted income(loss) per common share because they were anti-dilutive for those periods:

                                     Three months ended March 31        Nine months ended March 31
                                    2006             2005              2006                      2005
                                    ----             ----              ----                      ----
Anti-dilutive convertible
 securities warrants and options    8,251,221        381,198,461       1,430,957,165             381,189,461

Pro Forma and Other Disclosures Related to Stock Options

As of March 31, 2006, the Company had granted options to purchase a total of 8,251,221 shares of common stock. 1,000,000 options were granted and no options were cancelled during the three and six months ended March 31, 2006. Approximately 183,000 and 819,000 options were expired during the three and six months ended March 31, 2006. As further explained in Note 4 in the 2005 Form 10-KSB, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" the Company accounts for its stock option plans using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, it does not recognize compensation cost for options with exercise prices at or above fair market value on the date of grant and, instead, it is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value-based method of accounting under SFAS 123 had been applied. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date and had amortized the cost over the vesting period pursuant to SFAS 123, net income/(loss) applicable to common stock and net income/(loss) per common share would have been increased to the pro forma amounts indicated in the following table:


                                                  Three Months Ended March 31,     Six Months Ended March 31,
                                                  ----------------------------     -------------------------
                                                      2006            2005            2006            2005
                                                    -------         -------         -------         -------

            Net income/(loss)-as reported           $   255         $(3,962)        $  (115)        $(4,039)

              Deduct total stock -
                 based employee compensation
                 expense determined under a
                 fair value-based method for
                 all awards                            (111)           (214)           (245)           (454)
                                                    -------         -------         -------         -------
              Net income/(loss) - pro-forma         $   144         $(4,176)        $  (360)        $(4,493)
                                                    =======         =======         =======         =======

              Basic and diluted income/
                (loss) per common share
                - as reported                       $  (.00)        $  (.05)        $  (.00)        $  (.06)
              Basic and diluted income/
                (loss) per common share
                - pro-forma                         $  (.00)        $  (.06)        $  (.00)        $  (.06)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used in fiscal 2006 and 2005:

                                         2006     2005
                                         ----     ----
            Expected dividend yield      0.00%    0.00%
            Expected stock price
            volatility                   144%     157%
            Risk-free interest rate      4.5%     3.5%
            Expected life of options     5 years  5 years
            Fair value per share of
            options granted              $0.03    $0.08

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its fiscal quarter ending December 31, 2006.

3. ESTIMATED REMAINING LIABILITIES OF SUBSIDIARIES IN LIQUIDATION

The Company developed and initiated a plan in the quarter ended June 30, 2002 that would result in the sale or divestiture of assets or closings of businesses that are not part of the Company's current strategic plan or have not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France - previously ICS France) and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the fourth quarter of fiscal 2005, the Company recognized a noncash gain from the approval by creditors of the liquidation of the net liabilities of the Company's Ireland subsidiaries. Accordingly, the remaining estimated liabilities of these businesses are classified as estimated remaining liabilities associated with subsidiaries in liquidation in the accompanying March 31, 2006 consolidated balance sheet. When the liquidation process is completed, significant variations may occur based on the complexity of the entity and requirements of the respective country.

Estimated remaining liabilities are generally carried at their contractual or historical amounts. The ultimate amounts required to settle these retained liabilities will differ from estimates based on contractual negotiations, and the outcome of certain legal actions and liquidation procedures.

Estimated remaining net liabilities as of March 31, 2006 and September 30, 2005 were $7,344 and $7,296, respectively.

Except for the changes in the unrealized foreign translation loss, there were no results of operations of these businesses for the three and six months ended March 31, 2006 and 2005.

4. BUSINESS COMBINATION

On January 12, 2005, the Company entered into a Stock Purchase Agreement pursuant to which it acquired all of the issued and outstanding shares of common stock of Cape Systems and Consulting Solutions Ltd. and its subsidiary, Cape Systems Inc., for an aggregate purchase price of $2,000, excluding acquisition costs of $198. The acquisition was financed primarily through the sale of $1,850 of secured convertible notes and warrants to purchase 1,850,000 shares of the Company's common stock.

The following table presents unaudited pro forma results of operations of the Company as if the above described acquisition had occurred at October 1, 2004:


                                                                                Six Months Ended
                                                                                March 31, 2005
                                                                                -----------------
                                 Revenues                                       $           2,361
                                 Net loss                                                  (3,980)
                                 Net loss per share                                         ($.06)

The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 2005, nor do they purport to be indicative of the future results of operations of the Company.

5. NOTES PAYABLE

Notes payable consist of past due notes payable to Renaissance Software, Inc. ("Renaissance") in the amount of $1,227 as of March 31, 2006. The Company issued approximately $1,500 in promissory notes payable, bearing interest at 8%, in connection with the purchase of Renaissance in fiscal 2000 that were originally due on June 30, 2001. On August 9, 2001, the Company renegotiated the terms of these notes and, in return for 147,000 shares of stock (with a fair market value of approximately $162) the notes became payable as follows: $250 was due on August 15, 2001, and the remaining balance, plus accrued interest from June 30, 2001, was due on September 30, 2001. The Company paid the August 15, 2001 installment and, has not paid the remaining past due balance as of May 10, 2006.

6. CONVERTIBLE NOTES PAYABLE

Convertible notes payable of $5,238 at March 31, 2006 arose from loans under (a) a Securities Purchase Agreement (the "2004 Agreement") with four accredited investors on April 28, 2004 and January 11, 2005 for the private placement (the "2004 Private Placement") of (i) $3,000 in convertible notes (the "2004 Convertible Notes") and (ii) warrants (the "2004 Warrants") to purchase 3,000,000 shares of our common stock; and (b) a Securities Purchase Agreement (the "2005 Agreement") for the private placement (the "2005 Private Placement") of (i) $1,850 in convertible notes (the "2005 Convertible Notes") and (ii) warrants (the "2005 Warrants") to purchase 1,850,000 shares of common stock, and
(c) $850 in convertible notes (the "2005 Working Capital Facility") and warrants to purchase 850,000 shares of common stock.

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

On October 5, 2005, the Company issued 911,275 common shares upon the conversion of 10% Convertible Notes with an approximate principal balance of $16 at a conversion price of $0.0176 per share. On March 30, 2006, the Company issued 1,010,000 common shares upon the conversion of 10% Convertible Notes with an approximate principal balance of $12 at a conversion price of $0.0117 per share.

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

2005 Working Capital Facility

On August 10, 2005, we entered into a Securities Purchase Agreement for the sale of (i) $850 in secured convertible notes and (ii) warrants to purchase 850,000 shares of our common stock to accredited investors. The investors have provided us with the funds as follows:

                                        Amount                             Disbursement Date
                                        ------                             -----------------

                                        $250                                  August 10, 2005
                                        $100                               September 19, 2005
                                        $100                                 October 19, 2005
                                        $100                                November 16, 2005
                                        $300                                   March 31, 2006

The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the NASDAQ bulletin board for the 20 trading days before but not including the conversion date.

Based on the excess of the aggregate fair value of the common shares that would have been issued if the 2005 Working Capital Facility had been converted immediately over the proceeds allocated to the 2005 Working Capital Facility, the investors received a beneficial conversion feature which the Company recorded an increase in additional paid-in capital and interest expense totaling $300 and $500 in the three and six months ended March 31, 2006.

We are currently in default pursuant to secured convertible notes issued pursuant to the securities purchase agreements dated August 10, 2005, January 11, 2005 and April 28, 2004 (the "SPAs"). Pursuant to the SPAs, we are obligated to have two times the number of shares that the convertible notes are convertible into registered pursuant to an effective registration statement. We filed a registration statement on Form S-1, as amended, that was declared effective by the Securities and Exchange Commission on August 9, 2004. All of the shares of common stock underlying the secured convertible notes that were registered on the Form S-1 have been issued. On April 26, 2005, we filed a registration statement on Form SB-2 registering additional shares to be issued upon conversion of the secured convertible notes pursuant to the SPAs, however, the Form SB-2 registration statement is currently being reviewed and has not been declared effective. Default has been waived through March 31, 2006.

7. STOCKHOLDERS' DEFICIENCY

Shares Issued for Services and Accrued Liabilities

During the six months ended March 31, 2006, the Company issued 2,850,000 shares of common stock for various consulting and professional services rendered and recorded approximately $87 based on the fair value of the shares issued, and 8,337,115 shares of common stock in satisfaction of other liabilities of $390.

8. INCOME TAXES

The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or tax benefits. For the state fiscal years through 2005 (July 1, 2004 to June 30, 2005) the Company had approximately $7,976 of total available net operating loss carry forwards that were saleable, of which New Jersey permitted the Company to sell approximately $6,297. On December 17, 2004, the Company received $457 from the sale of these benefits which was recognized in the first quarter of fiscal 2005. On December 19, 2005, the Company received $402 from the sale of these benefits which was recognized in the six months ended March 31, 2006.

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

Recently Settled Litigation

On or about November 30, 2005, we settled for $10 for an action previously disclosed and accrued by us which was commenced in New York State Supreme Court, Nassau County, captioned Great Oak LLC vs. Vertex Interactive, Inc. et. al. The action had demanded $328 to be due Great Oak LLC, the landlord of premises leased to Renaissance Software LLC.

On or about January 30, 2006, we settled for $10 in common stock (200,000 shares) an action previously disclosed and accrued by us which was commenced by Sonata Software vs. Vertex Interactive, Inc. et. al. The action had demanded $242 to be due Sonata Software, a previously used vendor.

On or about March 31, 2006, we settled for $25 an action previously disclosed and accrued by us which was commenced by Roger Henley (CSI) vs. Vertex Interactive, Inc. et. al. The action had demanded $1,000 to be due.

The above-settled actions resulted in a gain of $1,185 and $1,517 during the three and six month periods ended March 31, 2006.

Payroll Obligations

As a result of our severe cash constraints, we had fallen as much as two to three months behind in meeting our payroll obligations to our employees subsequent to September 30, 2002. As a result, we entered into a Consent Order and Agreement with the New Jersey Department of Labor which provides for monthly payments of $30 which commenced on June 1, 2004 and payments were made through August 31, 2005. We have made no subsequent payments; however it is our intent to reduce the balance of the payroll obligations, including penalty, as cash becomes available until the total outstanding balance of approximately $282 is paid.

We believe, although there can be no assurances, that the payroll obligations including penalties as of March 31, 2006 will be satisfied by the calendar year ending December 31, 2006.

Other Obligations

On or about January 24, 2006 we received a collection notice for $119 comprised of penalties and interest imposed by the U.S Department of Labor in connection with deficiencies in our Savings and Retirement Plan annual report for the plan year ended December 31, 2002. Due to capital constraints, we are not in a position to make any payments at this time.

Employment Agreements

In connection with the Cape acquisition, we entered into an employment agreement with Brad L. Leonard to serve as Vice President General Manager - Sales, Cape Systems. Pursuant to the employment agreement, Mr. Leonard will receive an annual salary of $110. He was granted options to purchase 1,000,000 shares of common stock upon execution, of which 200,000 vest immediately and the balance of 800,000 options vest over a period of five years. The employment agreement can be terminated by the Company upon 30 days written notice to Mr. Leonard and by Mr. Leonard upon written notice to the Company for just cause, as defined therein.

In connection with the acquisition, we entered into a consulting agreement with IMC Development Group ("IMC"), which is owned by Peter and Elizabeth Ayling. Pursuant to the IMC consulting agreement, we retained IMC for a period of 18 months to July 2006 to provide administrative and management advisory services. The consulting agreement is automatically renewable on a month-to-month basis. IMC will be paid approximately $14 per month based on current exchange rates. IMC was granted options to purchase 1,800,000 shares of common stock upon execution, of which 300,000 options vest immediately and the balance of 1,500,000 options vest over a period of three years. Additionally, Mr. Ayling serves as our Vice President of Marketing.

10. RELATED PARTY TRANSACTIONS

The Company hired Mr. David Sasson as acting Chief Operating Officer effective May 1, 2005. Mr. Sasson is a majority owner of a privately held company, Open Terra, which provides customer service and technical support to the Company. During the three and six months ended March 31, 2006, the Company incurred costs of $24 and $49 for these services of which $0 was due and payable as of March 31, 2006. In addition, in connection with the Cape acquisition, we entered into a consulting agreement with IMC Development Group ("IMC"), which is owned by Peter Ayling, for which we paid $23 and $47 for the three and six months ended March 31, 2006 for these services.

11. GEOGRAPHIC AREA DATA

The Company operated in one business segment in North America in 2004 prior to the acquisition of Cape Systems in January 2005. After the acquisition of Cape Systems, the Company still operates only in one segment and has operations in North America and the United Kingdom.

The following geographic information presents total revenues and identifiable assets as of and for the six months ended March 31, 2006:

                                                                                              2006
                                                                                              ----
                                 Revenues
                                          North America                                     $1,432
                                          United Kingdom                                       379
                                                                                              ----
                                                                                            $1,811
                                                                                              ====

                                 Identifiable assets
                                          North America                                        $26
                                          United Kingdom                                        15
                                                                                              ----
                                                                                               $41
                                                                                              ====

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

This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, unless otherwise noted, the years "2006" and "2005" refer to the three and six months ended March 31, 2006 and 2005, respectively.

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

Results of Operations

Three months ended March 31, 2006 ("2006") compared to the three months ended March 31, 2005 ("2005"). Except for share-related items, all amounts are in thousands unless otherwise noted.

Operating Revenues:

Operating revenues decreased by approximately $439 (or 32.5%) from approximately $1,349 in 2005 to approximately $910 in 2006.

Revenues generated by the operations in London and Dallas, which were owned by us commencing as of January 12, 2005, accounted for approximately $386 (or 42.4%) in 2006 vs. $345 (25.6%) in 2005.

Products and Services:

Sales to customers by the product and service line groupings for the three months ended March 31, 2006 and 2005 are as follows:

                                                                              March 31
                                                                        ----------------------
                                                                           2006          2005
                                                                        ---------     --------

                                       Enterprise Sales                 $     506      $  873
                                       Support, Maintenance and Other         404         476
                                                                        ---------     --------
                                                                        $     910    $  1,349
                                                                        =========     ========

Enterprise   sales  revenues   decreased  by  $367  (42.0%)  during  the  period
predominantly due to delayed customer WMS projects and lost sales due to constrained marketing efforts and our financial condition.

Service, maintenance and other revenues decreased $72 from $476 in 2005 to $404 in 2006. The decrease was a result of a decrease of $124 in service and maintenance support contracts in our WMS business which was partially offset by increased support revenues generated by the Texas and UK packaged software operations.

Gross Profit:

Gross profit decreased by approximately $69 (or 9.8%) from approximately $702 in 2005 to $633 in 2006. As a percent of operating revenues, gross profit was 69.6% in 2006 as compared to 52.0% in 2005. The gross profit percentage of operating revenues was favorably impacted by a greater relative percentage of higher margin support revenues.

Operating Expenses:

Selling and administrative expenses decreased approximately $363 (or 28.7%) from approximately $1,266 in 2005 to $903 in 2006 predominantly due to higher professional fees incurred resulting from acquisitions, regulatory filings and contractual obligations in 2005. During 2006, although we continue to maintain various cost control initiatives, we anticipate these costs may rise from current levels as we undertake greater sales and marketing activities to enhance revenues.

While we continued to work on and upgrade our various products, there were no specifically designated research and development expenses ("R&D"). As part of our ongoing cost control efforts, we focused the core of our technical resources on the enhancement of existing products and the maintenance of service quality levels.

The increase in depreciation and amortization expense to $135 in 2006, as compared to $119 in 2005, is primarily due to the amortization of additional assets purchased in current and prior periods.

Interest expense (including beneficial conversion charges relating to the conversion of the convertible notes) decreased by approximately $2,891 from $3,416 in 2005 to $525 in 2006. This decrease is due to beneficial conversion costs which decreased to $300 in 2006 from $3,189 in 2005.

Gain on settlements increased approximately $1,053 mainly due to our ability to settle certain debts and obligations for less than their book value.

The current income tax provision in both years was negligible due primarily to the net operating loss carryforwards. The net income for the period improved by approximately $4,217 to a profit of $255 from a loss of ($3,962) in 2005, due to the factors mentioned above.

Six months ended March 31, 2006 ("2006") compared to the six months ended March 31, 2005 ("2005"). With the exception of share-related items, all amounts are in thousands unless otherwise noted.

Operating Revenues:

Revenues decreased by $203 (or 10.1%) from $2,014 in 2005 to $1,811 in 2006.

Products and Services:

Sales to customers for the six months ended March 31, 2006 and 2005 are as follows:

                                                                              March 31
                                                                        ----------------------
                                                                           2006          2005
                                                                        ---------     --------

                                       Enterprise Sales                 $   1,069     $   1,114
                                       Support, Maintenance and Other         742           900
                                                                        ---------     - -------
                                                                        $   1,811     $   2,014
                                                                         =========     =========

Aggregate enterprise sales revenues declined from $1,114 in 2005 to $1,069 in 2006. This decline resulted predominantly in the NJ WMS division which declined from $890 to $445 while service and support revenues decreased by $365 from $779 to $414 in 2006. The NJ WMS revenue decrease was partially offset by the London and Dallas operations, which were not owned by us for the entire corresponding period in 2005 and which contributed $952 in 2006 versus $345 in 2005.

Gross Profit:

Gross profit decreased by $11 (or 1.0%) to $1,107 in 2006. As a percent of operating revenues, gross profit was 61.1% in 2006 as compared to 55.5% in 2005. Gross profits were favorably impacted primarily by the addition of the London and Dallas operations which we did not own for the entire corresponding period in 2005 and which contributed $582 in 2006 vs. $237 in 2005. Gross margin improvement was predominantly the result of higher margins in NJ WMS activities.

Operating Expenses:

Selling and administrative expenses decreased $128 (or 6.5%) from $1,971 in 2005 to $1,843 in 2006 as we continued our various cost control initiatives.

While we continued to work on and upgrade our various products, there were no specifically designated research and development expenses ("R&D"). As a result of the previously-mentioned cost control efforts, we focused the core of our technical resources on the enhancement of existing products and the maintenance of service quality levels.

The increase in depreciation and amortization expense to $281 in 2006, as compared to approximately $122 in 2005, is primarily due to the amortization of intangible assets recorded in connection with the Cape Systems purchase.

Interest expense increased by $2,678 from $3,698 in 2005 to $1,020 in 2006. The charge for the beneficial conversion of convertible debt decreased by $2,689 to $500.

Gain on settlements increased $1,350 mainly due to our ability to settle certain debts and obligations for less than their book value.

The current income tax provision in both years was negligible due primarily to the net operating loss carryforwards.

We realized a tax credit of $402 in 2006 and $457 in 2005 by selling NJ State net operating loss carryforwards during these periods.

The net loss for the period decreased by approximately $3,924 to $115 from a loss of $4,039 in 2005, mainly due to the factors mentioned above.

Liquidity and Capital Resources

Based upon our substantial working capital deficiency ($25,085) and stockholders' deficiency ($23,444) at March 31, 2006, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on one of our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

The successful implementation of our business plan has required, and our ability to continue as a going concern will require, on a going forward basis, substantial funds to finance (i) expansion of our sales & marketing program,
(ii) continuing operations, (iii) further development of our enterprise technologies, (iv) settlement of existing liabilities including past due payroll obligations to our employees, officers and directors, and our obligations under existing or possible litigation settlements and (v) possible selective acquisitions to achieve the scale we believe will be necessary to remain competitive in the global SCM industry. There can be no assurance that we will be successful in raising the necessary funds.

Fiscal 2006 Outlook:

At March 31, 2006, we had current obligations accumulated during the past several years that substantially exceeded our current assets. To the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to: meet accrued non-operating obligations; to fund operating losses and short-term debt and related interest, if required; undertake capital expenditures; and, to pay liabilities that could arise from litigation claims and judgments.

Our sources of ongoing liquidity include the cash flows from our operations, potential new credit facilities and potential additional equity investments. Consequently, we continue to aggressively pursue revenue-enhancing initiatives, additional debt and equity financing and the restructuring of certain existing debt obligations. In addition, we have structured our overall operations and resources around high margin enterprise products and services. However, in order to remain in business, we must raise additional cash in a timely fashion.

Initiatives Completed or in Process:

The  following   initiatives   related  to  raising  required  funds,   settling
liabilities and/or increasing core WMS revenues have been completed or are in process:

(i) We have integrated the Cape acquisition and realigned our sales and marketing efforts to focus on high dollar-value software and hardware transactions, are developing a sales strategy with multiple channels of distribution and are pursuing strategic relationships with companies offering complementary products or services. Additionally, within the confines of our current financial condition, we have retained additional engineering and software technical expertise, which functions were formerly partially outsourced, to enhance our product development and R&D activities.

(ii) After being unsuccessful in attempting to sell our five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Upon legal resolution of the approximately $7,344 of net liabilities of these remaining European entities as of March 31, 2006, we may recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is totally dependent upon the decisions to be issued by the respective court appointed liquidators.

(iii) We are negotiating with vendors to settle old account balances at substantial discounts. In addition, we are negotiating to settle certain notes payable and litigation accruals at a discount or with the issuance of shares of our common stock.

(iv) During the six months ended March 31, 2006, we realized net gains of $1,517 from settlements of liabilities totaling $1,563 through the issuance of $10 (200,000 shares) in common stock and payments of approximately $35 in cash.

(v) During the six months ended March 31, 2006 convertible notes payable to unrelated parties in the principal amount of $28 were converted into 1,921,275 shares of common stock.

(vi) On January 11, 2005, we entered into a Securities Purchase Agreement and sold (i) $1,850 in secured convertible notes and (ii) warrants to purchase 1,850,000 shares of our common stock to accredited investors through a private placement. The secured convertible notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the NASDAQ bulletin board for the 20 trading days before but not including the conversion date..

The full principal amount of the secured convertible notes, plus a default interest rate of 15%, is due upon a default under the terms of the secured convertible notes. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly-owned subsidiaries, and intellectual property. We are required to file a registration statement with the Securities and Exchange Commission, which includes the common stock underlying the secured convertible notes and the warrants. If the registration statement is not filed and declared effective within 60 days from the date of closing, we are required to pay liquidated damages to the investors. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares of our common stock or cash, at the election of the investors, in an amount equal to 2% of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest. We have received waivers of default on the Securities Purchase Agreement through March 31, 2006.

The warrants are exercisable until January 2010 at a purchase price of $0.09 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, we will not receive any proceeds and the holder will receive a reduced number of shares equal to the amount of cash that would have been received. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

(vii) On August 10, 2005, we entered into a Securities Purchase Agreement for the sale of (i) $850 in secured convertible notes and (ii) warrants to purchase 850,000 shares of our common stock to accredited investors.

The investors have provided us with the funds as follows:
                   Amount                                     Disbursement Date
                   ------                                     -----------------

                  $250                                        August 10, 2005
                  $100                                        September 19, 2005
                  $100                                        October 19, 2005
                  $100                                        November 16, 2005
                  $300                                        March 31, 2006

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

In connection with the securities purchase agreements entered into in April 2004, January 2005 and August 2005, we granted the investors registration rights and security interests in all of our assets. Several events of default have occurred regarding all of the secured convertible notes, including failure to have a sufficient number of shares reserved for issuance upon conversion of the secured convertible notes and warrants and failure to have an effective registration statement for the shares underlying secured convertible the notes and warrants. As a result of these defaults, we are obligated to pay the note holders the principal amount of the notes together with interest and certain other amounts. We do not have the capital resources to pay the amounts required under these agreements. The secured convertible note holders have informed us that they do not intend to take any action at this time due to the default. The investors have waived, as of and through March 31, 2006, all events of default and all liquidated damages under the various securities purchase agreements and convertible notes. However, since April 1, 2006, we are in default again under these securities purchase agreements and secured convertible notes. We do not have any written commitment from the note holders that they will continue to waive events of default and liquidated damages thereunder. We have filed a registration statement on Form SB-2, as amended, registering additional shares to be issued upon conversion of the secured convertible notes pursuant to the 2004 and 2005 SPAs, however, the Form SB-2 registration statement is currently being reviewed and has not been declared effective.

Under a Guaranty and Pledge Agreement, Mr. Nicholas Toms, our Chief Executive Officer agreed to unconditionally guarantee the timely and full satisfaction of all obligations under the notes and has pledged 2,006,418 shares of our common stock he owns as collateral.

(viii) On January 12, 2005, we entered into a Stock Purchase Agreement with Peter B. Ayling, Elizabeth M. Ayling, Brad L. Leonard, Michael C. Moore, Cape Systems and Consulting Services Ltd. and Cape Systems, Inc. pursuant to which we purchased on that date all of the issued and outstanding shares of common stock of Cape Systems and Consulting Services Ltd. (collectively "Cape Systems") from Peter B. Ayling and Elizabeth M. Ayling and Cape Systems, Inc. from Brad L. Leonard and Michael C. Moore for an aggregate purchase price of $2,000,000. Pursuant to the Stock Purchase Agreement, the parties executed an escrow agreement pursuant to which $200,000 of the purchase price was placed in escrow for a period of 15 months as a fund for indemnity claims arising out of the transaction. The escrow was released on April 12, 2006. The acquisition was accounted for pursuant to the purchase method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" effective as of January 12, 2005. In connection with the Stock Purchase Agreement, we entered into an employment agreement with Brad L. Leonard and a consulting agreement with IMC Development Group.

While we are continuing our efforts to control costs, increase revenues, resolve lawsuits on favorable terms and settle certain liabilities on a non-cash basis there is no assurance that we will achieve these objectives. In addition, we will continue to pursue strategic business combinations and opportunities to raise both debt and equity financing. However, there can be no assurance that we will be able to raise additional financing in the timeframe necessary to meet our immediate cash needs, or if such financing is available, whether the terms or conditions would be acceptable to us.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures: As of March 31, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in internal controls: As described below, there were changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Changes in Internal Controls and Procedures

During the quarter ended March 31, 2006, we implemented several changes in our internal controls and procedures to address material weaknesses discovered in our disclosure controls and procedures in connection with the filing our our annual report for our fiscal year ended September 30, 2005. Such material weaknesses were:

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

In order to remediate the revenue recognition issue, we instituted a policy requiring at least two accounting personnel, one of which must be the Chief Financial Officer, to review all contracts and provide independent assessment of how revenue should be accounted for. In the event that such personnel have conflicting opinions on the recognition of revenue, we will seek outside, independent advice to determine the method of revenue recognition to be utilized. In addition, we have modified our accounting system and procedures to classify contract revenue as deferred revenue until all elements of the contract have been delivered.

In order to remediate the weakness in our closing process and financial reporting process and recording of beneficial conversion charges, we retained an outside Certified Public Accountant, who reviews the closing procedures, financial statement preparation and identification of all entries and disclosures in order to mitigate any misstatements in our financial statements.

These changes were effective in preventing the material weaknesses from reoccuring in the quarter ended March 31, 2006.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

            From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We have previously disclosed in our annual and quarterly filings all legal proceedings or claims, of which we are aware, that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results. Except as described below, there have been no material developments during the period covered by this report.

Recently settled Litigation

            On or about January 30, 2006, we settled for 200,000 shares of common stock, valued at $10,000, an action previously disclosed and accrued, which was commenced by Sonata Software vs. Vertex Interactive, Inc. et. al. The action had demanded $242,000 to be due Sonata Software, a previously used vendor.

            On or about March 31, 2006, we settled for $25,000 a consent judgment, previously disclosed and accrued, in the amount of approximately $1,000,000 entered against us on July 19, 2002 in the United States District Court, District of New Jersey, in the matter captioned Henley et. al. vs. Vertex Interactive, Inc. et. al.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            During the quarter ended March 31, 2006, we issued 1,010,000 shares of our common stock to four accredited investors upon conversion of $11,817 in secured convertible debentures. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

            During the quarter ended March 31, 2006, we issued 340,875 shares of our common stock to Nicholas Toms, our Chief Executive Officer, for previously accrued and unpaid salary. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

            In connection with the securities purchase agreements entered into in April 2004, January 2005 and August 2005, we granted the investors registration rights and security interests in all of our assets. Several events of default have occurred regarding all of the secured convertible notes, including failure to have a sufficient number of shares reserved for issuance upon conversion of the secured convertible notes and warrants and failure to have an effective registration statement for the shares underlying secured convertible the notes and warrants. As a result of these defaults, we are obligated to pay the note holders the principal amount of the notes together with interest and certain other amounts. We do not have the capital resources to pay the amounts required under these agreements. The secured convertible note holders have informed us that they do not intend to take any action at this time due to the default. The investors have waived, as of and through March 31, 2006, all events of default and all liquidated damages under the various securities purchase agreements and convertible notes. However, since April 1, 2006, we are in default again under these securities purchase agreements and secured convertible notes. We do not have any written commitment from the note holders that they will continue to waive events of default and liquidated damages thereunder. We have filed a registration statement on Form SB-2, as amended, registering additional shares to be issued upon conversion of the secured convertible notes pursuant to the 2004 and 2005 SPAs, however, the SB-2 registration statement is currently being reviewed and has not been declared effective.

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


                                               CAPE SYSTEMS GROUP, INC.

Date: May 15, 2006                             By: /s/ NICHOLAS R. TOMS
                                                   ---------------------
                                               Nicholas R. Toms
                                               Chief Executive Officer
                                               (Principal Executive Officer) and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)