Form 10QSB
period 2006-06-30
CAPE SYSTEMS GROUP, INC
filed 2006-08-18
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Yes [ ]   No  [x]

Common stock, par value $.005 per share: 131,162,169 shares outstanding as of August 14, 2006.

Preferred stock, Series "A", par value $.01 per share: 1,356,852 shares outstanding as of August 14, 2006.

Preferred stock, Series "B", par value $.01 per share: 1,000 shares outstanding as of August 14, 2006.

Preferred stock, Series "C-1", par value $.01 per share: 997 shares outstanding as of August 14, 2006.

Preferred stock, Series "D", par value $.01 per share: 7,615 shares outstanding as of August 14, 2006.

                                      INDEX

PART I  FINANCIAL INFORMATION

     ITEM 1 Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of June
            30, 2006  (Unaudited)  and  September  30,  2005             3-4

            Condensed Consolidated  Statements of Operations
            for the three  and nine  months  Ended  June 30,
            2006 and 2005 (Unaudited)                                     5

            Condensed  Consolidated  Statement of Changes in
            Stockholders'  Deficiency  for the  nine  months
            ended June 30, 2006 (Unaudited)                              6-7

            Condensed Consolidated  Statements of Cash Flows
            for the nine months ended June 30, 2006 and 2005
            (Unaudited)                                                   8

            Notes  to   Condensed   Consolidated   Financial
            Statements (Unaudited)                                       9-16

    ITEM 2  Management's    Discussion    and   Analysis   of
            Financial  Condition  and  Results  of Operations           17-24

    ITEM 3  Controls and Procedurs                                       25

PART II OTHER INFORMATION

    ITEM 1  Legal proceedings                                            26
    ITEM 2  Unregistered sales of equity securities and use of           26
            proceeds
    ITEM 3  Defaults upon senior securities                              26
    ITEM 4  Submission of matters to a vote of security holders          27
    ITEM 5  Other information                                            27
    ITEM 6  Exhibits                                                     27

    SIGNATURES                                                           28

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2006 (UNAUDITED) AND SEPTEMBER 30, 2005
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                      June 30,   September 30,
                                                        2006         2005
                                                     (Unaudited)  (see Note 1)

CURRENT ASSETS:
Cash                                                  $  167        $  239
Accounts receivable, less
allowance for doubtful accounts of $10 and $9            416           572
Inventories, net of valuation allowance                  163           185
Prepaid expenses and other current assets                336           480
                                                      ------        ------
Total current assets                                   1,082         1,476

Equipment and improvements, net of
accumulated depreciation and
amortization of $699 and $670                             37            45

Deferred financing costs,
net of accumulated amortization of
$344 and $175                                            102           180
Goodwill                                                 342           342
Other intangible assets, net of accumulated
  amortization of $758 and $369                          786         1,175
Other assets                                              49           194
                                                      ------        ------
Total assets                                          $2,398        $3,412
                                                      ======        ======

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2006 (UNAUDITED) AND SEPTEMBER 30, 2005
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
          Notes payable - unrelated parties                                         $   1,227    $   1,227
          Mandatory redeemable Series D preferred stock -
            504 shares at redemption value                                                505          505

          Accounts payable                                                              3,155        4,315
          Net liabilities associated with subsidiaries
            in liquidation                                                              7,727        7,296
          Payroll and related benefits accrual                                          1,396        1,576
          Litigation related accruals                                                   2,655        3,655
          Other accrued expenses and liabilities                                        4,293        3,834
          Customer deposits                                                                84           --
          Deferred revenue                                                                613          549
          Long-term convertible notes payable
            - unrelated parties                                                         5,223        4,765
                                                                                    ---------    ---------
          Total current liabilities                                                    26,878       27,722
                                                                                    ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:

          Series A preferred stock,  par value $.01 per share;  2,000,000 shares authorized, 1,356,852 shares issued and outstanding
            ($10,000 aggregate liquidation preference)                                     14           14

          Series B  preferred  stock,  par value $0.01 per share; 1,000 shares authorized, 1,000 shares issued and outstanding
            ($1,000 aggregate liquidation preference                                       --           --

          Series C-1 preferred stock,  par value $0.01 per share;  10,000 shares authorized, 997 shares issued and outstanding ($997
            aggregate liquidation preference)                                              --           --

          Series D preferred stock, par value $0.01 per share; 10,000 shares authorized, 7,111 shares issued and outstanding (excluding 504 shares subject to mandatory redemption)
            ($7,110 aggregate liquidated preference)                                       --           --

          Common stock, par value $.005 per share;
            1,000,000,000 shares authorized;
            108,832,168 and 92,273,778 shares issued                                      543          461
          Additional paid-in capital                                                  171,203      170,222
          Subscription receivable                                                         (66)         (66)
          Accumulated deficit                                                        (194,103)    (193,312)
          Accumulated other comprehensive loss                                         (2,004)      (1,562)
          Less: Treasury stock, 87,712 shares of
            common stock (at cost)                                                        (67)         (67)
                                                                                    ---------    ---------
          Total stockholders' deficiency                                              (24,480)     (24,310)
                                                                                    ---------    ---------

          Total liabilities and stockholders' deficiency                            $   2,398    $   3,412
                                                                                    =========    =========

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                       For the Three Months               For the Nine Months
                                                          Ended June 30,                     Ended June 30,
                                                  ------------------------------    ------------------------------
                                                       2006             2005            2006              2005
                                                  -------------    -------------    -------------    -------------
REVENUES                                          $         863    $         682    $       2,674    $       2,696

COST OF SALES                                               474              412            1,198            1,308
                                                  -------------    -------------    -------------    -------------
GROSS PROFIT                                                389              270            1,476            1,388
                                                  -------------    -------------    -------------    -------------
OPERATING EXPENSES:

Selling and administrative                                  825            1,142            2,812            3,116
Depreciation and
  amortization of intangibles                               166              135              281              257
                                                  -------------    -------------    -------------    -------------
Total operating expenses                                    991            1,277            3,093            3,373
                                                  -------------    -------------    -------------    -------------
OPERATING LOSS                                             (602)          (1,007)          (1,617)          (1,985)
                                                  -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE):
 Interest expense (includes
 beneficial conversion charge
 of $0 and $500 in 2006, $0 and $3,189 in 2005)
                                                           (235)            (348)          (1,093)          (4,046)

Gain on settlements of
  liabilities                                               163                2            1,517              169
Other                                                         0                0                2               13
                                                  -------------    -------------    -------------    -------------
Net other income/(expense)                                  (72)            (346)             426           (3,864)
                                                  -------------    -------------    -------------    -------------

LOSS BEFORE PROVISION
FOR INCOME TAXES                                           (674)          (1,353)          (1,191)          (5,849)
                                                  -------------    -------------    -------------    -------------

Provision for state income taxes                             (2)               0               (2)               0

Credit for sale of state tax
benefits                                                      0                0              402              457

                                                  -------------    -------------    -------------    -------------
Income tax credit                                             0                0              400              457
                                                  -------------    -------------    -------------    -------------
 NET LOSS                                         $        (676)   $      (1,353)   $        (791)   $      (5,392)
                                                  =============    =============    =============    =============
 Loss per share of common stock:

          Basic and Diluted                       ($        .01)   ($        .02)   ($        .01)   ($        .07)

Weighted Average number of shares outstanding:

          Basic and Diluted                         106,366,234       79,811,693      100,081,141       73,656,191

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     FOR THE NINE MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                         Preferred Stock                 Common Stock            Additional
                                    ---------------------------   ---------------------------     Paid-In
                                        Shares         Amount          Shares        Amount       Capital
                                    ------------   ------------    -----------   ------------   ------------
 Balance September 30, 2005            1,365,960   $         14     92,273,778   $        461   $    170,222
 Conversion of notes payable
   - unrelated parties into
   common stock                                                      5,071,275             25             18
 Common stock issued for accrued
   401(k) plan contribution and
   other liabilities                                                 8,337,115             42            348
 Common stock issued in
   exchange for services                                             3,150,000             15             77
 Beneficial conversion feature
  related to long-term convertible
  notes                                                                                                  500
 Stock options issued in exchange
  for services                                                                                            38

Net loss
Change in unrealized foreign
 exchange translation
 losses(a)                          ------------   ------------    -----------   ------------   ------------
Balance June 30, 2006                  1,365,960   $         14    108,832,168   $        543   $    171,203
                                    ============   ============    ===========   ============   ============

(a) Comprehensive losses for the three and nine months ended June 30, 2006 totaled $(1,055) and $(1,232) and totaled $(2,578) and $(5,195) for the three and nine months ended June 30, 2005.

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     FOR THE NINE MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)

                                                                    Accumulated
                                                                       Other
                                  Accumulated      Subscription    Comprehensive      Treasury
                                    Deficit         Receivable          Loss            Stock            Total
                                  -----------      ------------    -------------      ---------        ---------
Balance September 30, 2005         $(193,312)       $     (66)       $  (1,562)       $     (67)       $ (24,310)
Conversion of notes payable -
  unrelated parties into
  common stock                                                                                                43
Common stock issued for accrued
  401(k) Plan contribution
  and other liabilities                                                                                      390
Common stock issued in exchange
  for services                                                                                                92
Beneficial conversion feature
 related to long-term
 convertible notes                                                                                           500
Stock options issued in exchange
 for services                                                                                                 38

Net loss                                (791)                                                               (791)
Change in unrealized foreign
 exchange translation
 losses(a)                                                                (442)                             (442)
                                   ---------        ---------        ---------        ---------        ---------
Balance June 30, 2006              $(194,103)       $     (66)       $  (2,004)       $     (67)       $ (24,480)
                                   =========        =========        =========        =========        =========

(a) Comprehensive losses for the three and nine months ended June 30, 2006 totaled $(1,055) and $(1,232) and totaled $(2,578) and $(5,195) for the three and nine months ended June 30, 2005.

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                  For the Nine Months Ended
                                                          June 30,
                                                  -------------------------
                                                     2006          2005
                                                  ----------    -----------
Cash Flows from Operating Activities:
-------------------------------------
Net loss                                             $  (791)   $(5,392)
Adjustments to reconcile net loss to
net cash provided by (used in) operating
 activities:
Depreciation and amortization                            281        257

Common stock issued in exchange for services              92        872
Amortization of deferred financing costs and
 debt discount                                           169        335
Variable stock option charge                              38         41
Bad Debt Expense                                          10         --
Charges to interest expense for beneficial
 conversion features of notes payable -
 unrelated parties                                       500      3,189
Gain on settlement of liabilities                     (1,517)        --
Changes in operating assets and liabilities:
 net of effects of acquisitions
Accounts receivable                                      146       (150)
Inventory                                                 22        134
Prepaid expenses and other current assets                143         95
Intangibles and other assets                             277        144
Accounts payable                                        (770)       504
Accrued expenses and other liabilities                   848        (44)
Customer deposits                                         22         --

Deferred revenue                                          64        238
                                                     -------    -------
Net cash provided by (used in)
operating activities                                    (466)       223
                                                     -------    -------
Cash Flows from Investing Activities:
-------------------------------------
Additions of equipment and improvements                  (21)        --
Acquisition of businesses - net of cash acquired          --     (1,990)
                                                     -------    -------
Net cash used in investing activities                    (21)    (1,990)
                                                     -------    -------
Cash Flows from Financing Activities:
-------------------------------------
Proceeds from notes and convertible notes payable-
unrelated parties                                        500      1,850
Deferred financing costs                                 (85)        --
                                                     -------    -------
Net cash provided by financing activities                415      1,850
                                                     -------    -------
Net increase/(decrease) in cash                          (72)        83

Cash at beginning of period                              239        101
                                                     -------    -------
Cash at end of period                                $   167    $   184
                                                     =======    =======

Non-cash investing and financing activities:
Long-term convertible notes payable -
 unrelated parties converted into common stock       $    43        313

Common stock issued for payment of liabilities       $   390        419

Stock options issued for future services             $    38        176

       See notes to unaudited condensed consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (In thousands except share and per share data)

BACKGROUND AND DESCRIPTION OF BUSINESS

CAPE SYSTEMS GROUP, INC. ("Cape" or "Vertex" or "we" or "our" or the "Company") is a provider of: supply chain management technologies, including: 1) enterprise software systems and applications, warehouse management hardware, and software integration solutions that enable our customers to manage their order, inventory and warehouse management needs; 2) "packaged" software for palletizing and packaging configuration and truck/container loading; and, 3) training, support and maintenance for our products and services, including service and maintenance of software and hardware we resell for third parties. Our enterprise solutions include: a suite of Linux and Windows-based software applications and a portfolio of "light-directed" systems for inventory, warehouse and distribution center management. We provide a full range of support, services and maintenance on a 24-hour, 7-days a week, 365-days a year basis, including the provision of wireless and wired planning and implementation services for our customers' facilities.

In connection with an acquisition described below, we changed our name on April 8, 2005 from Vertex Interactive, Inc. to Cape Systems Group, Inc. We also increased the number of authorized shares of common stock, par value $.005 per share, of the Company from 400,000,000 shares to 1,000,000,000 shares.

GOING CONCERN MATTERS

Based upon our substantial working capital deficiency ($25,796) and stockholders' deficiency ($24,480) at June 30, 2006, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on our notes payable and the uncertainty of our liquidity-related initiatives described in detail later, there is substantial doubt as to our ability to continue as a going concern.

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

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.

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

As of June 30, 2006, there were 2,866,780,331 shares of common stock potentially issuable upon the exercise of stock options (8,207,721 shares), warrants (5,700,000 shares) and the conversion of convertible securities (2,852,872,610 shares). As of June 30, 2005, there were 381,189,461 shares of common stock potentially issuable upon the exercise of stock options (10,228,514 shares), warrants (4,850,000 shares) and the conversion of convertible securities (366,110,947 shares). However, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2006 and 2005 and nine months ended June 30, 2006 and 2005 because the Company had a net loss in each period and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PRO FORMA AND OTHER DISCLOSURES RELATED TO STOCK OPTIONS

As of June 30, 2006, the Company had granted options to purchase a total of 8,207,721 shares of common stock. No options were granted or cancelled during the three months ended June 30, 2006. 1,000,000 options were granted with no cancellations during the nine months ended June 30, 2006. Approximately 43,500 and 862,500 options were expired during the three and nine months ended June 30, 2006. As further explained in Note 4 in the 2005 Form 10-KSB, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" the Company accounts for its stock option plans using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, it does not recognize compensation cost for options with exercise prices at or above fair market value on the date of grant and, instead, it is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value-based method of accounting under SFAS 123 had been applied. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date and had amortized the cost over the vesting period pursuant to SFAS 123, net loss applicable to common stock and net loss per common share would have been increased to the pro forma amounts indicated in the following table:

                                      Three Months Ended June 30,     Nine Months Ended June 30,
                                      ---------------------------     --------------------------
                                            2006       2005               2006       2005
                                           -------    -------            -------    -------
Net loss-as reported                       $  (676)   $(1,353)           $  (791)   $(5,392)

  Deduct  total  stock -- based
     employee  compensation  expense
     determined under a fair value-based
     method for all awards                     (62)      (116)              (307)      (569)
                                           -------    -------            -------    -------
  Net loss - pro-forma                     $  (738)   $(1,469)           $(1,098)   $(5,961)
                                           =======    =======            =======    =======

  Basic and diluted
    loss per common share
    - as reported                          $  (.01)   $  (.02)           $  (.01)   $  (.07)
  Basic and diluted
    loss per common share
    - pro-forma                            $  (.01)   $  (.02)           $  (.01)   $  (.08)


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

3. ESTIMATED REMAINING LIABILITIES OF SUBSIDIARIES IN LIQUIDATION

The Company developed and initiated a plan in the quarter ended June 30, 2002 that would result in the sale or divestiture of assets or closings of businesses that are not part of the Company's current strategic plan or have not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet and Vertex France - previously ICS France) and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the fourth quarter of fiscal 2005, the Company recognized a non-cash gain from the approval by creditors of the liquidation of the net liabilities of the Company's Ireland subsidiaries. Accordingly, the remaining estimated liabilities of these businesses are classified as estimated remaining liabilities associated with subsidiaries in liquidation in the accompanying June 30, 2006 consolidated balance sheet. When the liquidation process is completed, significant variations may occur based on the complexity of the entity and requirements of the respective country.

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

Estimated remaining net liabilities as of June 30, 2006 and September 30, 2005 were $7,727 and $7,296, respectively.

Except for the changes in the unrealized foreign translation loss, there were no results of operations of these businesses for the three and nine months ended June 30, 2006.

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

The following table presents unaudited pro forma results of operations of the Company as if the above described acquisition had occurred at October 1, 2004:

                                         Nine Months Ended
                                         June 30, 2005
                                         -----------------
                   Revenues                        $ 3,181
                   Net loss                         (5,379)
                   Net loss per share             ($   .07)

The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of fiscal 2005, nor do they purport to be indicative of the future results of operations of the Company.

5. NOTES PAYABLE

Notes payable consist of past due notes payable to Renaissance Software, Inc. ("Renaissance") in the amount of $1,227 as of June 30, 2006. The Company issued approximately $1,500 in promissory notes payable, bearing interest at 8%, in connection with the purchase of Renaissance in fiscal 2000 that were originally due on June 30, 2001. On August 9, 2001, the Company renegotiated the terms of these notes and, in return for 147,000 shares of stock (with a fair market value of approximately $162) the notes became payable as follows: $250 was due on August 15, 2001, and the remaining balance, plus accrued interest from June 30, 2001, was due on September 30, 2001. The Company paid the August 15, 2001 installment and, has not paid the remaining past due balance as of August 14, 2006.

6. CONVERTIBLE NOTES PAYABLE

Convertible notes payable of $5,223 at June 30, 2006 arose from loans under (a) a Securities Purchase Agreement (the "2004 Agreement") with four accredited investors on April 28, 2004 and January 11, 2005 for the private placement (the "2004 Private Placement") of (i) $3,000 in convertible notes (the "2004 Convertible Notes") and (ii) warrants (the "2004 Warrants") to purchase 3,000,000 shares of our common stock; and (b) a Securities Purchase Agreement (the "2005 Agreement") for the private placement (the "2005 Private Placement") of (i) $1,850 in convertible notes (the "2005 Convertible Notes") and (ii) warrants (the "2005 Warrants") to purchase 1,850,000 shares of common stock, and
(c) $850 in convertible notes (the "2005 Working Capital Facility") and warrants to purchase 850,000 shares of common stock.

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

On October 5, 2005, the Company issued 911,275 common shares upon the conversion of 10% Convertible Notes with an approximate principal balance of $16 at a conversion price of $0.0176 per share. On February 22, 2006, the Company issued 1,010,000 common shares upon the conversion of 10% Convertible Notes with an approximate principal balance of $12 at a conversion price of $0.0117 per share. On May 19, 2006, June 5, 2006 and June 26, 2006 the Company on each date issued 1,050,000 common shares upon the conversion of 10% Convertible Notes with an approximate principal balance of $7, $5, $4 respectively at conversion prices of $0.00635, $0.00429 and $0.00346 per share, respectively.

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

2005 WORKING CAPITAL FACILITY

On August 10, 2005, we entered into a Securities Purchase Agreement for the sale of (i) $850 in secured convertible notes and (ii) warrants to purchase 850,000 shares of our common stock to accredited investors. The investors have provided us with the funds as follows:

                  Amount                              Disbursement Date
                  ------                             -------------------

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

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Based on the excess of the aggregate fair value of the common shares that would have been issued if the 2005 Working Capital Facility had been converted immediately over the proceeds allocated to the 2005 Working Capital Facility, the investors received a beneficial conversion feature which the Company recorded an increase in additional paid-in capital and interest expense totaling $0 and $500 in the three and nine months ended June 30, 2006.

We are currently in default pursuant to secured convertible notes issued pursuant to the securities purchase agreements dated August 10, 2005, January 11, 2005 and April 28, 2004 (the "SPAs"). Pursuant to the SPAs, we are obligated to have two times the number of shares that the convertible notes are convertible into registered pursuant to an effective registration statement. We filed a registration statement on Form S-1, as amended, that was declared effective by the Securities and Exchange Commission on August 9, 2004. All of the shares of common stock underlying the secured convertible notes that were registered on the Form S-1 have been issued. On April 26, 2005, we filed a registration statement on Form SB-2 registering additional shares to be issued upon conversion of the secured convertible notes pursuant to the SPAs. This Form SB-2 was declared effective on July 24, 2006. However, given the conversion privileges in the various financing agreements, at the current market price of our stock, we are still in default. Default has been waived through June 30, 2006.

7. STOCKHOLDERS' DEFICIENCY

SHARES ISSUED FOR SERVICES AND ACCRUED LIABILITIES

During the nine months ended June 30, 2006, the Company issued 3,150,000 shares of common stock for various consulting and professional services rendered and recorded approximately $92 based on the fair value of the shares issued, and 8,337,115 shares of common stock in satisfaction of other liabilities of $390. Subsequent to June 30, 2006, the Company issued 14,930,000 shares of common stock upon the conversion of 10% Convertible Notes with an approximate principal balance of $64 at conversion prices ranging from $0.00346 to $0.00459. In addition the Company issued 5,400,000 shares of common stock with an approximate principal balance of $36 to the Board of Directors for services rendered in 2006 and 2,000,000 shares of common stock with an approximate principal balance of $40 to Glenn Barlow for consulting services.

8. INCOME TAXES

The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or tax benefits. For the state fiscal years through 2005 (July 1, 2004 to June 30, 2005) the Company had approximately $7,976 of total available net operating loss carry forwards that were saleable, of which New Jersey permitted the Company to sell approximately $6,297. On December 17, 2004, the Company received $457 from the sale of these benefits which was recognized in the first quarter of fiscal 2005. On December 19, 2005, the Company received $402 from the sale of these benefits which was recognized in the nine months ended June 30, 2006.

The Company will attempt to obtain approval to sell the remaining available net operating losses of approximately $4,501 between July 1, 2006 and June 30, 2007. This amount, which is a carryover of its remaining tax benefits from state fiscal year 2004 (the Company did not qualify for state fiscal 2005), may increase if the Company incurs additional tax benefits during state fiscal year 2006. The Company cannot estimate, however, what percentage of its saleable tax benefits New Jersey will permit it to sell, how much it will receive in connection with the sale, if it will be able to find a buyer for its tax benefits or if such funds will be available in a timely manner.

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

The above-settled actions resulted in a gain of $0 and $1,517 during the three and nine month periods ended June 30, 2006.

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

We believe, although there can be no assurances, that the payroll obligations including penalties as of June 30, 2006 will be satisfied by the calendar year ending December 31, 2006.

OTHER OBLIGATIONS

On or about January 24, 2006 we received a collection notice for $119 comprised of penalties and interest imposed by the U.S Department of Labor in connection with deficiencies in our Savings and Retirement Plan annual report for the plan year ended December 31, 2002. Due to capital constraints, we are not in a position to make any payments at this time.

EMPLOYMENT AGREEMENTS

In connection with the Cape acquisition, we entered into an employment agreement with Brad L. Leonard to serve as Vice President General Manager - Sales, Cape Systems. Pursuant to the employment agreement, Mr. Leonard will receive an annual salary of $110. He was granted options to purchase 1,000,000 shares of common stock upon execution, of which 200,000 vested immediately and the balance of 800,000 options vest over a period of five years. The employment agreement can be terminated by the Company upon 30 days written notice to Mr. Leonard and by Mr. Leonard upon written notice to the Company or for just cause, as defined therein.

In connection with the acquisition, we entered into a consulting agreement with IMC Development Group ("IMC"), which is owned by Peter and Elizabeth Ayling. Pursuant to the IMC consulting agreement, we retained IMC for a period of 18 months to July 2006 to provide administrative and management advisory services. The consulting agreement is automatically renewable on a month-to-month basis. IMC will be paid approximately $14 per month based on current exchange rates. IMC was granted options to purchase 1,800,000 shares of common stock upon execution, of which 300,000 options vest immediately and the balance of 1,500,000 options vest over a period of three years. In July, Mr. Ayling resigned as Vice President, but retains the positions as Head of International Marketing and an officer and Director of Cape Consulting and Services Ltd., our wholly-owned subsidiary.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. RELATED PARTY TRANSACTIONS

The Company hired Mr. David Sasson as acting Chief Operating Officer effective May 1, 2005. Mr. Sasson is a majority owner of a privately held company, Open Terra, which provides customer service and technical support to the Company. During the three and nine months ended June 30, 2006, the Company incurred costs of $23 and $70 for these services of which $0 was due and payable as of June 30, 2006. In addition, in connection with the Cape acquisition, we entered into a consulting agreement with IMC Development Group ("IMC"), which is owned by Peter Ayling, for which we incurred $56 and $143 for the three and nine months ended June 30, 2006 for these services.

11. GEOGRAPHIC AREA DATA

The Company operated in one business segment in North America in 2004 prior to the acquisition of Cape Systems in January 2005. After the acquisition of Cape Systems, the Company still operates only in one segment and has operations in North America and the United Kingdom.

The following geographic information presents total revenues and identifiable assets as of and for the nine months ended June 30, 2006:

                                                             2006
                                                           ------
                                 Revenues

                                          North America    $2,073
                                          United Kingdom      601
                                                           ------
                                                           $2,674
                                                           ======

                                 Identifiable assets

                                          North America    $   25
                                          United Kingdom       12
                                                           ------
                                                           $   37
                                                           ======

12. SUBSEQUENT EVENTS

On August 8, 2006, we entered into a Securities Purchase Agreement for the sale of $300 in secured convertible notes and (ii) warrants to purchase 3,000,000 shares of our common stock to accredited investors.

The secured convertible notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the OTC bulletin board for the 20 trading days before but not including the conversion date.

The investors have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock.

The warrants are exercisable until January 2013 at a purchase price of $0.015 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, we will not receive any proceeds and the holder will receive a reduced number of shares equal to the amount of cash that would have been received. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

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

THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES OF THE COMPANY CONTAINED ELSEWHERE IN THIS REPORT. IN THIS DISCUSSION, UNLESS OTHERWISE NOTED, THE YEARS "2006" AND "2005" REFER TO THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005, RESPECTIVELY.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 ("2006") COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005 ("2005"). EXCEPT FOR SHARE-RELATED ITEMS, ALL AMOUNTS ARE IN THOUSANDS UNLESS OTHERWISE NOTED.

OPERATING REVENUES:

Revenues increased by $181 (or 27%) from $682 in 2005 to $863 in 2006. Enterprise sales revenues increased by $192 (256%) to $267 from $75 during the corresponding period in 2005 based on three large 2006 installations. "Packaged software" sales increased by $94 (48%) to $291 from $197. $75 of this "packaged software" sales increase was attributable to the UK operations. Offsetting this was support, maintenance and other service revenues which decreased $105 (26%) from $410 in 2005 to $305 in 2006. The decrease was predominantly a result of a decrease of $108 in service, maintenance & support contracts in the enterprise business which was partially offset by increased support revenues generated by the UK packaged software operations.

Revenues generated by the operations in London and Dallas, that were owned by us commencing as of January 12, 2005, accounted for $426 (or 49%) in 2006 compared to $325 (48%) in 2005. The balance of the revenues ($437 in 2006 and $357 in 2005) were generated by the NJ enterprise operations.

PRODUCTS AND SERVICES:

Sales to customers by the product and service line groupings for the three months ended June 30, 2006 and 2005 are as follows:

                                   June 30
                                 -----------
                                 2006   2005
                                 ----   ----

Enterprise/Software Sales        $558   $272
Support, Maintenance and Other    305    410
                                 ----   ----
                                 $863   $682
                                 ====   ====

GROSS PROFIT:

Gross profit increased by $119 (44%) from $270 in 2005 to $389 in 2006 due to absolute and relative gross profit improvement in the UK ($96 versus $33, 43% versus 26%, respectively) and the NJ enterprise business segment ($136 versus $81, $31% versus 23%, respectively). As a percent of total operating revenues, gross profit was 45% in 2006 as compared to 40% in 2005.

OPERATING EXPENSES:

Selling and administrative expenses decreased $317 (or 28%) from $1,142 in 2005 to $825 in 2006 predominantly due to lower professional fees relating to acquisitions, regulatory filings and contractual obligations. During the balance of 2006, although we continue to maintain various cost control initiatives, we anticipate these costs may rise from current levels as we continue to both undertake greater sales and marketing activities to expand revenues and locate and evaluate acquisition opportunities to achieve necessary economies of scale.

We continued to upgrade, improve and develop new functionality for our various enterprise WMS software and hardware and "packaged software" offerings, the expense for which is included within our normal operations. As part of our ongoing cost control efforts, while we focused the core of our technical resources on the enhancement of existing products and the maintenance of service quality levels, we also began development of a new WMS hardware design and incurred limited research and development expenses ("R&D").

Depreciation and amortization expense increased to $166 in 2006 from $135 in 2005 due to an increase in deferred financing expense from the SPA financing.

Interest expense decreased by $113 from $348 in 2005 to $235 in 2006 due to recognition in Q3 2005 of the 15% default interest rate applied to the first six months of 2005.

After a review of specific liabilities, Other Gains increased $160 to $163 due to reversal of certain liabilities which, in our opinion, were overaccrued.

The current income tax provision in both years was negligible due primarily to the net operating loss carryforwards.

The net loss for the period decreased by $677 (50%) to a loss of ($676) from a loss of ($1,353) in 2005, due to the factors mentioned above.

NINE MONTHS ENDED JUNE 30, 2006 ("2006") COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2005 ("2005"). WITH THE EXCEPTION OF SHARE-RELATED ITEMS, ALL AMOUNTS ARE IN THOUSANDS UNLESS OTHERWISE NOTED.

Results for the nine months ended June 30, 2006 are not comparable to the nine months ended June 30, 2005 as the June 30, 2005 financial statements do not include the first quarter results of the UK and Texas operations, which were acquired as of January 12, 2005.

OPERATING REVENUES:

Revenues decreased by $22 (or 1.0%) from $2,696 in 2005 to $2,674 in 2006. Aggregate enterprise & packaged software sales revenues rose $310 (or 22%), from $1,430 in 2005 to $1,740 in 2006. This increase resulted from an increase in packaged software sales in Texas and the UK, which were not owned by us until January 12, 2005, from $435 in 2005 to $976 in 2006 while enterprise sales decreased from $996 to $764. Aggregate support & maintenance revenues decreased by $332 from $1,266 to $934 in 2006 as NJ enterprise support declined from $1,019 to $532, partially offset by increased support revenues from Texas and the UK whose combined revenues increased from $148 to $401.

PRODUCTS AND SERVICES:

Sales to customers for the nine months ended June 30, 2006 and 2005 are as follows:

                                                        June 30
                                                     ---------------
                                                      2006     2005
                                                     ------   ------

                Enterprise/Packaged Software Sales   $1,740   $1,430
                Support, Maintenance and Other          934    1,266
                                                     ------   ------
                                                     $2,674   $2,696
                                                     ======   ======

GROSS PROFIT:

Gross profit increased by $88 (or 6.0%), from $1,388 to $1,476 in 2006. As a percent of operating revenues, gross profit was 55% in 2006 as compared to 52% in 2005. Gross profits both absolutely and relatively, were favorably impacted primarily by the addition of the UK and Texas operations which we did not own for the entire corresponding period in 2005 and which contributed $815 in 2006 compared to $426 in 2005.

OPERATING EXPENSES:

Selling and administrative expenses decreased $304 (or 10%), from $3,116 in 2005 to $2,812 in 2006 as we continued our various cost control initiatives and acquisition-related costs were reduced.

While we continued to work on and upgrade our various products, there was no specifically designated R&D. As a result of the previously mentioned cost control efforts, we focused the core of our technical resources on the enhancement and upgrade of existing products and the maintenance of service quality levels. However, we did commence limited but focused, R&D with respect to certain of our enterprise products. We have also executed a contract with a major European construction steel fabricator to develop new software for integrating robotic machinery and our palletization/load optimization capabilities.

The increase in depreciation and amortization expense to $281 in 2006, as compared to approximately $257 in 2005, is primarily due to the amortization of intangible assets recorded in connection with the Cape Systems purchase.

Interest expense decreased by $264 from $857 in 2005 to $593 in 2006. The charge for the beneficial conversion of convertible debt decreased by $2,689 to $500 based on reduced funding in 2006

Gain on settlements increased $1,348 mainly due to our ability to settle certain debts and obligations for less than their book value.

The current income tax provision in both years was negligible due primarily to the net operating loss carryforwards.

We realized a tax credit of $402 in 2006 and $457 in 2005 by selling NJ State net operating loss carryforwards during these periods.

The net loss for the period decreased by approximately $4,601 to ($791) from a loss of ($5,392) in 2005, due to the factors mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

Based upon our substantial working capital deficiency ($25,796) and stockholders' deficiency ($24,480) at June 30, 2006, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on one of our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

The successful implementation of our business plan has required, and our ability to continue as a going concern will require, on a going forward basis, substantial funds to finance (i) expansion of our sales & marketing program,(ii) continuing operations, (iii) further development of our enterprise technologies,
(iv) settlement of existing liabilities including past due payroll obligations to our employees, officers and directors, and our obligations under existing or possible litigation settlements and (v) possible selective acquisitions to achieve the scale we believe will be necessary to remain competitive in the global SCM industry. There can be no assurance that we will be successful in raising the necessary funds.

FISCAL 2006 OUTLOOK:

At June 30, 2006, we had current obligations accumulated during the past several years that substantially exceeded our current assets. To the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to: meet accrued non-operating obligations; to fund operating losses and short-term debt and related interest, if required; undertake capital expenditures; and, to pay liabilities that could arise from litigation claims and judgments.

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

INITIATIVES COMPLETED OR IN PROCESS:

The  following   initiatives   related  to  raising  required  funds,   settling
liabilities and/or increasing core WMS revenues have been completed or are in process:

(i) We have integrated the Cape acquisition and realigned our sales and marketing efforts to focus on high dollar-value software and hardware transactions, are developing a sales strategy with multiple and extended channels of distribution and are pursuing strategic relationships with companies offering complementary products or services. Additionally, within the confines of our current financial condition, we have retained additional engineering and software technical expertise, which functions were formerly partially outsourced, to enhance our product development and R&D activities. As a result, we have executed a contract with a new client for the development of a custom-made software to integrate robotic handling capabilities and an enhanced version of our pallet optimization technology.

(ii) After being unsuccessful in attempting to sell our five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Upon legal resolution of the approximately $7,727 of net liabilities of these remaining European entities as of June 30, 2006, we may recognize a non-cash gain (and no significant cash outlay), however the amount and timing of such gain and cash outlay, if any, is dependent upon the decisions to be issued by the respective court appointed liquidators. We have been in contact with our Italian counsel on this issue, however, we have not actively pursued settlements with the court appointed liquidators as a result of our limited financial resources.

(iii) We continue to negotiate with vendors to settle old account balances at substantial discounts. In addition, we are negotiating to settle certain notes payable and litigation accruals at a discount or with the issuance of shares of our common stock. However, our ability to initiate significant new settlement discussions is currently hampered by our limited financial resources.

(iv) During the nine months ended June 30, 2006, we realized net gains of $1,517 from settlements of liabilities totaling $1,563 through the issuance of $10 (200,000 shares) in common stock and payments of approximately $35 in cash. There were no net gains from settlements during the current period.

(v) During the nine months ended June 30, 2006 convertible notes payable to unrelated parties in the principal amount of $43 were converted into 5,071,275 shares of common stock. During the three months ended June 30, 2006 convertible notes payable in the principal amount of $15 were converted into 3,150,000 shares of common stock.

(vi) On August 8, 2006, we entered into a Securities Purchase Agreement for the sale of $300 in secured convertible notes and (ii) warrants to purchase 3,000 shares of our common stock to accredited investors.

The secured convertible notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the OTC bulletin board for the 20 trading days before but not including the conversion date.

The investors have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock.

The warrants are exercisable until January 2013 at a purchase price of $0.015 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, we will not receive any proceeds and the holder will receive a reduced number of shares equal to the amount of cash that would have been received. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

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

SECURITIES PURCHASE AGREEMENTS

To obtain funding for our ongoing operations, we have entered into Securities Purchase Agreements with several accredited investors, on the following dates for the sale of secured convertible notes and warrants:

                        SECURED
                      CONVERTIBLE       INTEREST                                                                 WARRANTS
TRANSACTION DATE       NOTES SOLD         RATE                          CONVERSION PRICE                         (SHARES)
---------------------------------------------------------------------------------------------------------------------------
April 28, 2004         $3,000             10%         $.30  or 40%  of the  average  of  the  lowest  three      3,000,000
                       ($2,523                        intraday  trading  prices  during the twenty  trading
                       remaining)                     days immediately preceding conversion

January 11, 2005       $1,850             10%         $.09  or 40%  of the  average  of  the  lowest  three      1,850,000
                                                      intraday  trading  prices  during the twenty  trading
                                                      days immediately preceding conversion

August 10, 2005        $850               10%         $.09  or 40%  of the  average  of  the  lowest  three        850,000
                                                      intraday  trading  prices  during the twenty  trading
                                                      days immediately preceding conversion

August 8, 2006         $300               8%          $.09  or 40%  of the  average  of  the  lowest  three      3,000,000
                                                      intraday  trading  prices  during the twenty  trading
                                                      days immediately preceding conversion
---------------------------------------------------------------------------------------------------------------------------

         The secured convertible notes bear interest as described above, mature two years from the date of issuance or two years from when we are in compliance with the terms of the securities purchase agreements, and are convertible into our common stock, at the investors' option, on the terms as described above. As of August 15, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over the Counter Bulletin Board was $.01 and, therefore, the conversion price for the secured convertible notes was $.0004. Based on this conversion price, the $5,538 in secured convertible notes remaining, excluding interest, would convert into 1,384,500,000 shares of our common stock. If the price of our common stock should decrease, we will be required to issue substantially more shares, which will cause dilution to our existing stockholders. There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

         In connection with the sale of convertible notes, we granted the investors registration rights. Pursuant to the registration rights agreements, we were required to file registration statements for the shares underlying the convertible notes and warrants within a specified period of time from the sale of such securities and to have the registration statement declared effective by the Securities and Exchange Commission within another specified period of time. In the event that we did not timely file the registration statements or have them declared effective, we are obligated to pay liquidated damages. We filed a registration statement on Form S-1, registering shares for resale underlying the secured convertible notes and warrants issued pursuant to the April 2004 securities purchase agreement. The S-1 was declared effective on August 9, 2004. We filed a registration statement on Form SB-2, registering shares for resale underlying the secured convertible notes and warrants issued pursuant to the April 2004 and January 2005 securities purchase agreements. The SB-2 was declared effective on July 24, 2006. However, these registration statements do not cover the number of shares to be registered pursuant to the registration rights agreements, and a s a result, we are in default under our securities purchase agreements dated April 2004, January 2005 and August 2005.

         As a result of these defaults, we are obligated to pay the debenture holders the principal amount of the debentures together with interest and certain other amounts. We do not have the capital resources to pay the amounts required under this agreement. The secured convertible debenture holders have informed us that they do not intend to take any action at this time due to the default. The debenture holders have waived all events of defaults in the past, including all events of default occurring through June 30, 2006; however, we do not have any legally binding commitment from the debenture holders to waive the default provisions going forward. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property. These events of default, taken as a whole, are reasonably likely to have a material impact on our short-term and long-term liquidity. The investors have been willing in the past to provide us with capital as needed to sustain our day-to-day operations and to forego enforcing default provisions, however, no assurance can be given that they will provide such capital in the future or continue to forego enforcing default provisions, which they are under no obligation to do so. In the event that we need additional capital in the future for our day-to-day operations, and the investors do not provide such funds, we will have to seek capital from new investors. As a result of these events of default and that all of our assets are secured by the current investors, it is highly unlikely that we would be able to obtain additional capital from other investors. If we are unable to obtain additional capital, we would likely be required to curtail or cease our operations. As all of our assets are secured by our existing lenders, of which we are currently in default, we do not anticipate filing for bankruptcy protection, as all of our assets would be transferred to our lenders pursuant to our existing security agreements.

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

         Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level but were not fully effective during the quarter in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the third quarter of fiscal 2006, we determined we had not accurately made two entries with respect to the issuance of equity securities. One instance related solely to the recording of the stock issuance on June 29 instead of July 7 while the other related to an omission of the issuance of 300,000 shares with a value of $6,000. We have instituted a policy requiring the controller, at the end of each quarter, to reconcile the accounting records to the stock issuance report prepared and maintained by the corporate secretary to ensure that all equity issuances have been properly recorded.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

         We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

         There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 2006, we issued 3,150,000 shares of our common stock to four accredited investors upon conversion of $15,000 in secured convertible debentures. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

         During the quarter ended June 30, 2006, we issued 300,000 shares of our common stock to Jan Pilkington Miksa for consulting services valued at $6,000. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

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

         We filed a registration statement on Form S-1, as amended, that was declared effective by the Securities and Exchange Commission on August 9, 2004. All of the shares of common stock underlying the secured convertible notes that were registered on the Form S-1 have been issued. On April 26, 2005, we filed a registration statement on Form SB-2 registering additional shares to be issued upon conversion of the secured convertible notes pursuant to the SPAs. This Form SB-2 was declared effective on July 24, 2006. However, given the conversion privileges in the various financing agreements, at the current market price of our stock, we are still in default.

         As a result of these defaults, we are obligated to pay the note holders the principal amount of the notes together with interest and certain other amounts. We do not have the capital resources to pay the amounts required under these agreements. The secured convertible note holders have informed us that they do not intend to take any action at this time due to the default. The investors have waived, as of and through June 30, 2006, all events of default and all liquidated damages under the various securities purchase agreements and convertible notes. However, since July 1, 2006, we are in default again under these securities purchase agreements and secured convertible notes. We do not have any written commitment from the note holders that they will continue to waive events of default and liquidated damages thereunder.

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

                                     CAPE SYSTEMS GROUP, INC.

Date: August 18, 2006                By: /S/ NICHOLAS R. TOMS
                                     ---------------------
                                     Nicholas R. Toms
                                     Chief Executive Officer
                                     (Principal Executive Officer)
                                     and Chief Financial Officer
                                     (Principal Financial Officer
                                     and Principal Accounting Officer)