Form 10KSB
period 2006-09-30
CAPE SYSTEMS GROUP, INC
filed 2007-01-16
CIK 779681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                                   ----------

                        Commission File Number 000-15066

                            CAPE SYSTEMS GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                        New Jersey                 22-2050350
             (State or other jurisdiction of      (IRS Employer
              incorporation or organization)   Identification No.)

            3619 Kennedy Road
      South Plainfield, New Jersey                     (908) 756-2000
          (Address of principal          07080       (Issuer's telephone
            executive office)        (Postal Code)         number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year. $3,523,725

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $0.002 as of January 3, 2007: $877,487.45

Number of outstanding shares of the registrant's par value $0.005 common stock as of January 3, 2007: 430,743,727

Preferred stock, series "A" par value $.01 per share: 1,356,852 shares outstanding as of January 3, 2007.

Preferred stock, series "B" par value $.01 per share: 1,000 shares outstanding as of January 3, 2007.

Preferred stock, series "C-1" par value $.01 per share: 889 shares outstanding as of January 3, 2007.

Preferred stock, series "D" (redeemable and non-redeemable) par value $.01 per share: 7,615 shares outstanding as of January 3, 2007.

                            CAPE SYSTEMS GROUP, INC.
                                   FORM 10-KSB

                  For the Fiscal Year Ended September 30, 2006

                                                                            Page
                                                                            ----
Part I

Item 1.  Description of Business.                                              3

Item 2.  Description of Property.                                             13

Item 3.  Legal Proceedings.                                                   13

Item 4.  Submission of Matters to a Vote of Security Holders.                 15

                                                                            Page
                                                                            ----
Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.            16

Item 6.  Management's Discussion and Analysis or Plan of Operation.           17

Item 7.  Financial Statements.                                               F-1

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure.                                                31

Item 8A. Controls and Procedures.                                             31

Item 8B. Other Information.                                                   31

                                                                            Page
                                                                            ----
Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.                   32

Item 10. Executive Compensation.                                              35

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.                                     38

Item 12. Certain Relationships and Related Transactions.                      40

Item 13. Exhibits.                                                            41

Item 14. Principal Accountant Fees and Services.                              48

Signatures.

                                     PART I

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

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

      Our product offerings are currently separated into two main categories, "enterprise systems" (software and hardware) and "packaged software". Our suite of solutions, both enterprise and packaged, were specifically developed or acquired to provide customers with quantifiable reduction of packaging, labor, inventory, distribution and/or logistics costs.

      In enterprise systems, we design, develop, produce, market and support a suite of Linux and Windows-based warehouse management system ("WMS") software and "light-directed" systems for inventory, warehouse and distribution center management. The WMS technology includes a number of standard functions that can be custom configured to suit the physical warehouse and inventory control requirements of the customer and can be installed on a standalone basis or integrated with the customer's core enterprise system such as SAP. The system is scalable as a "top tier" product which is defined as able to handle warehouse space in excess of 250,000 square feet and at least 100 simultaneous users of wireless devices at any one time. While these solutions are applicable to a wide variety of industries, our current enterprise customer list includes companies in the pharmaceutical, consumer goods, cosmetics, publishing, third-party logistic, and retail industries. From our offices in North America, we provide a full range of software and hardware services which also includes: reselling third party software and hardware as part of our integrated solutions; and, providing maintenance on a 24-hour, 7-days a week, 365-days a year basis.

      Our packaged software, which was obtained through the acquisition of CAPE Systems & Consulting Services Ltd. and CAPE Systems, Inc. in January 2005, is designed to assist in evaluating and maximize packaging and palletizing configuration and truck/container loading in order to optimize package shape/size and pallet and truck utilization, thereby reducing packaging, storage and transportation costs. The programs (which can be bundled or sold individually) create new product packaging and case sizes, create efficient bundles of corrugated flat packs, analyze pallet patterns, build and display pallet loads and test the strength of corrugated board. Our packaged software customer base numbers approximately 3,700 and includes, among others, Fortune 500 companies such as Wal-Mart, Nestle, Procter & Gamble, Smurfit-Stone and International Paper.

      We are currently in the process of completing development of and have begun to sell two new product offerings: "PicRite Dashboard"- a web-based graphical dashboard to provide managers with real-time reporting via seamless, mobile integration with WMS software; and, PicRite Robotic Palletizing System-robotic integration software which uses our existing pallet optimization capabilities to provide enterprise-level and off-the-shelf robotic automation capabilities.

      Historically, we have sold our products and services worldwide, but now operate primarily in North America and the United Kingdom through a direct sales force and through strategic reseller alliances with complementary software vendors and consulting organizations. We target customers with a need to manage high volumes of activity along their supply chains from order intake and fulfillment, through inventory, warehouse and distribution center management to the ultimate delivery of goods to end users.

      In fiscal 2006, we had one customer, Sanford Corporation, a subsidiary of Newell Rubbermaid Inc., whose sales were approximately 7% of total revenue. At September 30, 2006 the customer accounted for approximately 14% of total accounts receivable. In fiscal 2005, we had one customer, Regis Corp, whose sales were approximately 10% of total revenue. At September 30, 2005, Regis accounted for approximately 14% of total accounts receivable.

      Our principal executive offices are located at 3619 Kennedy Road, South Plainfield, New Jersey and our telephone number is (908) 756-2000. We were organized in the State of New Jersey in November 1974.

Outlook

      The successful implementation of our business plan has required, and our ability to continue as a going concern will require on a going forward basis, we raise substantial funds to finance: (i) continuing operations; (ii) increased sales and marketing efforts; (iii) the continuing development of our technologies; (iv) the settlement of existing liabilities and our obligations under existing or possible litigation settlements; and, (v) selective acquisitions to achieve the scale we believe will be necessary to enable us to remain competitive in the global "supply chain management" ("SCM") industry. There can be no assurance that we will be successful in raising the necessary funds

The Supply Chain Management Industry

      SCM refers to a wide spectrum of software applications, consulting services, maintenance and other services and hardware products intended to enable businesses to manage their chains of supply. The primary goals of successful supply chain planning and execution are to reduce the costs of sales, recognize early opportunities and act on them to increase sales and to detect problems as they emerge to address them promptly to reduce their impact on the operations of the business. The SCM industry is continuing to evolve toward a software-driven model as enterprises increasingly seek ways to manage their supply chains in real-time at a lower cost and in a more decentralized environment.

      SCM spending falls within the Information Technology industry. Because SCM technologies and services enable enterprises to manage a critical aspect of their operations, namely the chain of supply of components into products to be manufactured, sold and delivered to end customers, we believe that, despite some cyclicality that may always characterize investment in software, over the long-term, SCM solutions are likely to remain significant factors in corporate IT budgeting. We further believe that software applications designed to provide mobile, real-time management oversight capabilities or to reduce labor costs will begin to play a more significant role in the overall IT investment of companies in our target market as enterprises increasingly place greater burdens on fewer and fewer managers and seek to mechanize operations to focus on generating the highest return possible on their asset base- the primary goal of SCM technology.

The Opportunity

      The industry opportunity is defined by three worldwide trends: 1) expanding global competition; 2) focused IT spending to deliver measurable results; and, 3) the expanded use of mobile communications to provide managers with greater flexibility in and access to real-time operational information without physical restriction.

Global Competition

      As competitive barriers continue to fall around the world, we believe that there is a growing trend toward more open global commerce that has the potential to impact businesses of nearly every size. Unless other obstacles remain, manufacturers are no longer limited by geography and frequently outsource production to the cheapest locales. To remain competitive, domestic manufacturers in industrialized nations have been forced to automate as much of the production process as possible to limit rising labor costs. This mechanization process in manufacturing, while still continuing, has to a large extent, been significantly accomplished.

      While efficiencies in the manufacturing processes have been gained, such level of analysis and technology investment has not been evident in the warehouse or distribution chain to the same extent. However, diminishing returns on technology investments in manufacturing productivity has given rise to a new emphasis on the analysis of costs beyond the production floor. Furthermore, foreign-produced goods must still be imported and be handled by a domestic warehouse and distribution system such that domestic investment in cost-saving technology should continue.

      Providing distribution-focused technology and services in an increasingly distribution-oriented environment lies at the heart of our suite of products.

Focused technology spending

      Despite billions of dollars of capital investment in new software systems in past decades, the benefits of this investment have been achieved more slowly than corporate buyers had expected. As corporate buyers review their technology needs, their approach is a more modest one, seeking affordable solutions targeted at specific problems and whose projected return on investment can be more rigorously assessed.

      This transition to a new operating model with distinct benefits poses challenges for corporate managers because few internal IT systems or business practices are yet fully capable of taking advantage of the new opportunity to access and manage specific enterprise information in a decentralized environment. Increasingly, corporations are taking advantage of opportunities to add value (or reduce costs) at many more places along the supply chain. This is placing a more complex set of functional needs on legacy supply chain management practices and technologies and is providing significant opportunity for targeted technology applications. These challenges include:

      o Implementing and managing more dynamic, customer-driven fulfillment processes;

      o Enhancing visibility into order, inventory, warehouse and transportation productivity and status;

      o     Improving real-time coordination among enterprise facilities;

      o     Extending supply chain visibility beyond the enterprise;

      o Permitting dynamic scalability to address unpredictable increases in transaction volumes;

      o     Providing means to monitor activity along the supply chain; and

      o Managing events in the supply chain in real- time to take advantage of revenue opportunities and avoid costs.

      A premium is developing on SCM systems and software that: focus on specific needs and information requirements; provide a rapid return on investment; are capable of being integrated with legacy systems; are scaleable; and offer real-time capabilities that can support a complex and dynamic web of business requirements.

      We believe that our current software and services, coupled with our expertise in the areas of order fulfillment, inventory and warehouse management offer important value-added capabilities in the specializing SCM marketplace. We focus the development and marketing of our product portfolio to meet buyer expectations of immediate functional utility, predictable total cost of ownership and a predictable time to complete implementation.

Expanded use of mobile communications

      The pervasive expansion of broadband wireless technologies, inexpensive but powerful devices upon which information may be received, greater amounts of operating information available due to focused and innovative software applications, and increased demands on management as a result of downsizing for efficiency, has created both the requirement that and ability for operational management to elect not to be tied to a stationary location to receive real-time, detailed operating data. This cutting of the wired-technology "umbilical cord" allows for better decision-making with live or current information, better real-time business insight and proactive and timely action with exception management and alerts.

Our Business and Products

      We are a provider of products designed to meet the emerging opportunity described above. These products principally involve the provision of services and enterprise level software for order fulfillment comprising order management, warehouse and inventory management and distribution management. This market is sometimes referred to as supply chain "execution management" software. The business benefits from an established, revenue-producing suite of proven products which have been sold to a client base consisting of some Fortune 500 clients in the United States, in our target vertical markets. These vertical markets are pharmaceuticals; consumer packaged goods, third party logistics providers; consumer products, cosmetics, publishing and retail.

Enterprise Products

1. Warehouse Management Systems (WMS)

      eWMS is designed to fully automate a warehouse. The system is a fully integrated, scalable product designed to address day-to-day "operational" functions and inventory availability. It operates on platforms such as Linux or Windows and utilizes industry-standard Relational Database Management Systems. The system includes integral RF support to facilitate product movement processes within the warehouse. receiving, inventory control, replenishment, and picking are automated. The system includes comprehensive inventory control functions such as receiving, system-directed, automatic replenishment, consolidation and cycle counting. The product includes a number of standard functions that can be custom configured to suit the physical warehouse and inventory control requirements of the customer. It can control and record all material movements including: planned and unplanned receipts, adjustments, and order processing.

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

      Our light-directed picking solutions interface with a number of enterprise resource planning ("ERP") systems and can be modified to work with almost any system. The order control/fulfillment systems represent an important facet of the complete E-commerce system. While E-commerce marketing and order taking engines can generate substantial sales, without an optimized order fulfillment process, the promise of efficient E-commerce will not be fully realized by companies.

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

      Hundreds of our installations of our PicRite, TurnRite, and PutRite light-prompt systems are providing results in a wide range of industries, including: pharmaceuticals, cosmetics, publishing, mail order industries, automotive, electronics, direct selling associations, retail and wholesale distribution. The above product lines along with the CartRite system have the potential to enhance its clients' E-commerce related processes. Customers include Merck Pharmaceutical, Pfizer, Wyeth, Estee Lauder, OfficeMax, Rite Aid, Braun Electronics (a wholly owned subsidiary of Gillette) and Dr. Mann Pharma in Germany.

3. Robotic Palletization Software

      Robotic automation in the past was generally confined to production lines and manufacturing processes. Recently, the need for robotic automation in warehousing and distribution operations is increasing significantly. To meet this rapidly growing demand in the distribution environment, as well as in manufacturing, we have engaged to develop software to handle robotic palletizing for homogeneous and random pallet patterns on the fly. We believe that we are one of the only companies that is aggressively tackling this demand for on-the-fly robotic order fulfillment. We believe our unique experience in pallet optimization software combined with our enterprise supply chain expertise provides us with a competitive advantage and a head start in this market.

      We have developed and currently offer automation software which integrates our pallet optimization and enterprise software to allow for on-the-fly-palletizing of consistent-size cartons using Motoman robots. This system is currently installed at Bolthouse Farms. We are currently enhancing this capability to include palletization of mixed carton sizes or bundles and several major robotic systems. We currently have orders for this upgraded software to be installed at a major US consumer products company and a major European steel fabricator. We believe that there will be a significant market for this technology that will provide concrete functionality to major robotics manufacturers, thereby enhancing their revenue opportunities in both warehouse and manufacturing situations.

4. Mobile Dashboard

      Supply chain visibility is imperative for companies to stay ahead and to achieve greater investment returns on their systems. Visibility software is also critical for supply chain software companies to remain competitive in the future marketplace. We are in the process of completing development of an advanced suite of supply chain visibility and dashboard products to enhance our product suite and to provide our customers with the necessary tools for the next generation supply chain. Our dashboard suite will provide productivity metrics and key performance indicators (KPI) across the entire supply chain.

      We are completing development of and currently offer a highly-graphical, Web-based portal to seamlessly access our enterprise WMS product suite using mobile technology such as mobile phones, PDAs, etc. We are also currently in the process of developing dashboard interfaces with other leading enterprise resource planning, customer relationship management and other WMS systems. We believe this "business intelligence" application will have significant opportunity for growth as it provides:

      o     Geographic flexibility for operational managers;

      o     Better decision-making with live or current information;

      o Better business insight due to improved data visibility through enhanced visualization;

      o Proactive and timely action with exception management and immediate alerts;

      o Better customer service and enhanced value to customers and/or vendors; and,

      o     Reduction of time in coordinating and monitoring complex processes.

      This application has been sold as beta-test sites to two customers.

Packaged Software Products

1. Packaging and Transportation Software

      We offer a full range of software solutions for all packaging design, palletizing and truck or container loading needs. The CAPE PACK and TRUCKFILL programs can be fully integrated with other systems and offer simple import and export features. Sharing pallet specifications and container load diagrams is easy with the email feature and the Web Page Publisher program. Companies using CAPE PACK, palletizing and packaging design software, can increase profitability without having to sell more products, raise prices or increase market share.

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

      The Pallet Group allows the improvement of pallet utilization and load stability by entering in a product size, basic pallet restrictions and letting the program calculate the most efficient pallet stacking patterns. The program will also allow evaluation of the efficiencies of the product on up to three different sets of pallet criteria at one time.

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

      CASEFILL, DISPLAY PALLET, AND KDF are utilities which can aid in the consolidation of cases, automatically calculate mixed product pallets for club-stores, and to generate pallet loads using bundles of KDF's flat glued cases. All of these features are included with any of the above program groups within CAPE PACK.

      DISPLAY PALLET PROGRAM accesses a customer's product database to help manufacturers and retailers build 3-dimensional displays of single and mixed sized products for club stores. By setting load restrictions and using the very powerful multiple product calculation algorithms, pallet loads that are "shoppable" as well as efficient.

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

      PALLET-LITE is a scaled-down version of the Pallet Group capabilities within CAPE PACK that has recently been released into the European market. It provides users with a program to develop simple pallet patterns. Given it's lower price point and ease of purchase via credit card, we anticipate that this application will have significant incremental revenue opportunities as it is targeted at a different class of user than CAPE PACK.

2. RFID

      While we believe that Radio Frequency Identification (RFID) has significant future potential and will therefore, be looking to expand our product offerings as the technology evolves and use becomes more pervasive, current commercial application is generally limited to high-value products at retail and to case/pallet tracking within warehouse/distribution operations. We have accordingly, initially focused on the warehouse segments.

      Apply and Comply is a simple, low cost, turnkey RFID labeling solution that gives users the capability to be compliant with Wal-Mart, Target, Gillette, Best Buy and Department of Defense mandates, among others. Designed for companies that are facing RFID compliance mandates on low to mid volume products, the Apply and Comply(TM) product offers a complete portable solution containing all of the hardware, software, and equipment necessary to provide an out-of-the-box RFID compliance label tagging solution.

      We also distribute RFID Tag Locators. This application uses commercially available RFID tags and readers to measure RFID performance at the case and pallet level under real-world conditions. Results from these measurements are displayed using interactive color-coded 3D models to show RF properties. This unique and intuitive visualization system conveys an immediate understanding of the RF behavior of a product. This in turn leads to optimal tag placement and significantly improved case and pallet reading.

Competition

      The industry today is marked by competition focused on either SCM planning and SCM execution. We compete primarily in SCM execution and face competition from numerous foreign and domestic companies of various sizes, most of which are larger and have greater capital resources. Competition in both of these SCM areas is further complicated by possible shifts in market share due to technological innovation, changes in product emphasis and applications and new entrants with greater capabilities or better prospects.

Order Management

      The order management market is becoming a center of focus for every business in the world whether or not they run distribution centers. The importance of this emerging opportunity is highlighted by the recent entry of JD Edwards, PeopleSoft, i2 and Manugistics into this market. The competition for our eOrder product is believed to be as follows:

      PeopleSoft, an ERP vendor with estimated revenues of approximately $3 billion. We believe that PeopleSoft has a Java-based product offering which is very competitive with that offered by us. PeopleSoft acquired JD Edwards & Co Inc, an ERP vendor with a presence in the order management segment. PeopleSoft has recently been acquired by Oracle.

      i2 Technologies, the largest planning supply chain vendor in the US based on revenues, with sales of approximately $400 million.

Execution Management

      In the execution management segment in the US there are approximately 275 companies offering a WMS product, of which only a small number have a top tier product (defined as able to handle warehouse space in excess of 250,000 square feet and at least 100 simultaneous users of wireless devices at any one time) and revenues in excess of $10 million. We believe that we are the only supplier with a complete Linux based cross-platform solution for Supply Chain Management. In this segment of the industry, our major competitors for the warehouse and inventory management components and the transportation and logistics components of our eSuite product are:

      EXE Technologies, a subsidiary of SSA Global Technologies since 2003, with revenues believed to be approximately $80 million, competes most directly with us in warehouse management in our main vertical markets.

      Manhattan Associates, the largest warehouse management software vendor in the world with annual revenues of approximately $250 million. They focus principally on the markets in retail distribution and fast moving consumer goods.

      Catalyst International, owned by ComVest Investment Partners since 2004, with estimated revenues of $37 million, provides principally UNIX solutions in our vertical markets.

Light-Directed Systems

      In the "Pick-to-light" business, we believe that there are some 25 competitors, of which the largest are Real Time Solutions, Siemens, Kingway and Lightning Pick, all privately held companies. These companies compete with aggressive pricing and turnkey solutions.

Packaging and Transportation Systems

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

      ODIN Technologies, a privately held company, based in Virginia, competes in the RFID tag location business with a product called Trifecta. Our prior research indicates that the results from ODIN's product are based on simulation models, while our RFID Tag Locator product gathers scientific RFID data and displays results in 3D and most importantly in real-time. We believe the real-time aspects of RFID Tag Locator is an important competitive differentiator.

      Venture Research, a privately held company, based in Texas, provides non-graphical analysis of RFID best tag placement through the use of RFID portal and tunnels.

      There are many companies that are promoting RFID "slap-and-ship" compliance software, including Manhattan Associates and Venture Research.

Robotic Palletizing and Order Fulfillment

      Robotic automation in the past was generally confined to production lines and manufacturing processes. Recently, the need for robotic automation in warehousing and distribution operations is increasing significantly. The current competition in this space is minimal and incomplete. There are robotic manufacturers, such as Kuka and ABB that have developed software to handle homogeneous palletizing, but it is currently limited in its functionality.

Supply Chain Dashboard and Business Intelligence

      Most of the leading WMS companies are now starting to add dashboard portals into their product suite; however, we believe we will be among the first to add a mobile dashboard offering providing true anytime/anywhere visibility.

Research and Development

      For the fiscal year ended September 30, 2006, while we continued to work on and upgrade our various products and commenced development of the significant initiatives described above, there were limited specifically-designated research and development expenses.

INTELLECTUAL PROPERTY

      We have 11 trademarks registered with the United States Patent & Trademark Office. The marks that we have filed and received trademark registration for are as follows:

               Application or                    Registration or
Trademark     Registration No.                     Filing Date
---------   --------------------   -------------------------------------------
CARTRITE    Reg. No. 2,274,410     August 31, 1999
WARERITE    Reg. No. 2,054,680     April 22, 1997 (renewed Mar, 2003)
TURNRITE    Reg. No. 2,060,888     May 13, 1997 (renewed Mar, 2003)
SHIPRITE    Reg. No. 2,052,389     April 15, 1997 (renewed Mar, 2003)
SCALERITE   Reg. No. 2,050,615     April 8, 1997 (renewed Mar, 2003)
PUTRITE     Reg. No. 2,054,679     April 22, 1997 (renewed Mar, 2003)
PICRITE     Reg. No. 1,659,547     October 8, 1991 (renewed June 4, 2001)
CAPE        Reg. No. 920,742       September 21, 1971 (renewed June 13, 2001)
CAPE PACK   Reg. No. 1,948,709     January 16, 1996 (renewal in progress)
Truckfill   Reg. No. 2,480,542     August 21, 2001
CAPE        Reg. No. TMA 210,349   October 31, 1975 (renewed October 31, 2005)
            (Canada)

EMPLOYEES

      At September 30, 2006, we had 23 employees. Nineteen of our employees are in North America and four are in the United Kingdom. Approximately 40% are in Technical Development/Installation & Implementation, 40% in Sales and Marketing (including sales support) and the balance in Executive/Administrative. We rely heavily on non-employee consultant specialists in various technical positions including our acting controller, as well as in product development and international marketing.

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

ITEM 2. DESCRIPTION OF PROPERTY.

      Our principal executive offices are located at 3619 Kennedy Road, South Plainfield, New Jersey 07080, and our telephone number is (908) 756-2000. We and our subsidiaries occupy approximately 15,000 square feet of office & warehouse space in a building in South Plainfield, New Jersey under a lease expiring in April 2008. The monthly rent is $12,088. Our Dallas office is located at 100 Allentown Parkway, #218, Allen, Texas 75002, and our telephone number is (972) 359-1100. This office occupies approximately 3,000 square feet of office space under a lease that expires April 2009. The monthly rent is $2,963. Our London office is located at The Perfume Factory, 140, Wales Farm Road, London W3 6UG and our telephone number is 020-8752-8610. This office occupies approximately 1,803 square feet of office space under a lease that expires March 2008. The monthly rent is approximately 3,932 GBP (approximately $7,470 based on current exchange rates).

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

ITEM 3. LEGAL PROCEEDINGS.

      From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as referenced below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

      We are party to a number of claims, which have been previously disclosed by us. Since such amounts have already been recorded in accounts payable or accrued liabilities, these claims are not expected to have a material affect on our stockholders' deficiency. However, they could lead to involuntary bankruptcy proceedings. Those are as follows:

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

      b) As part of the settlement entered into between the Company and three former principals of a company acquired by the Company in 2000, consent judgments in the amount of approximately $1,000,000 each were entered against the Company on July 19, 2002. The Company is currently negotiating with the former owners to accept forms of payment other than cash. However, there can be no assurance that a non-cash settlement will be concluded. As of the date of this filing, the judgments have not been paid.

      c) In connection with the liquidation of our European operations, specifically VSM Italia S.r.l. ("VSM"), our wholly owned subsidiary, on July 25, 2005 an action was commenced against us, the Board of Directors of VSM, its auditing committee, and its auditors, in the Civil Court of Milan, Italy, captioned Bankrupt V.S.M. Italia S.r.l. in liquidation- n. 559/02. The complaint alleges that at the end of calendar year 2000 and beginning of 2001, VSM lacked "liquidity", had incurred large liabilities, and was undercapitalized. As a result, the complaint alleges, among other things, that liquidation proceedings should have started at the end of year 2000, and continuing to run the business until June 30, 2002 damaged VSM in the amount of Euro 2,600,000. While limited by financial constraints from concluding any agreement, we are exploring settlement options with our Italian counsel.

Recently Settled Judgments

      On or about November 6, 2006 we settled for $10,000 a judgment previously disclosed and accrued by us in a matter commenced in the Superior Court of New Jersey captioned Scansource, Inc. vs. Vertex Interactive, Inc. The judgment was in the amount of $142,155. The action alleged nonpayment by Vertex for computer hardware.

      On or about December 19, 2006 we settled for $280,000, to be paid in equal monthly installments of $6,000, a judgment previously disclosed and accrued by us in a matter commenced in the Supreme Court of the State of New York, County of Suffolk, entitled Bautista v. Vertex Interactive, Inc and Renaissance Software, Inc. The judgment was in the amount of $350,482. The action was brought by a former employee claiming breach of his employment agreement.

On or about January 3, 2007 we settled for $4,500 a judgment in the amount of $12,046 obtained in the matter captioned SM Financial Services Corporation v. Vertex Interactive, Inc., Superior Court of New Jersey, Middlesex County, Judgment no. VJ-434-06. The claim was for money owing for exhibition rental space.

PAYROLL OBLIGATIONS

      As a result of our severe cash constraints, we had fallen as much as two to three months behind in meeting our payroll obligations to our employees subsequent to September 30, 2002. As a result, we entered into a Consent Order and Agreement with the New Jersey Department of Labor which provided for monthly payments of $30,000, which commenced on June 1, 2004. Although payments were made through August 31, 2005, no subsequent payments were made until December 20, 2006, when we paid $204,000 and reduced this obligation to approximately $112,000.

      In addition, a number of former employees of a California-based division of ours had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. In July 2003, these claims were heard by the California Department of Labor, which awarded the amounts claimed, together with interest and penalties originally aggregating approximately $100,000. The remaining obligation is included in the New Jersey Department of Labor Consent Order and Agreement reflected above.

      We believe, although there can be no assurances, that the remaining obligations, including penalties as of September 30, 2006, will be satisfied by the calendar year ending December 31, 2007.

Other Obligations

      On or about January 24, 2006 we received a collection notice for $119,000 comprised of penalties and accrued interest imposed by the U.S Department of Labor in connection with deficiencies in our Savings and Retirement Plan annual report for the plan year ended December 31, 2002. The Company is currently negotiating with the Department of Labor to settle the obligation for substantially less than the current amount due. However, there can be no assurance that a settlement will be reached.

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

                      Fiscal 2006            Fiscal 2005
                 --------------------   -------------------
                    High         Low       High        Low
                 -----------   ------   -----------   -----
First Quarter       $0.052     $0.025      $0.15      $0.04
Second Quarter      $0.048     $0.009      $0.14      $0.06
Third Quarter       $0.032     $0.009      $0.12      $0.05
Fourth Quarter      $0.027     $0.002      $0.09      $0.04

HOLDERS

      As of January 3, 2007, we had approximately 436 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004.

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

RECENT SALES OF UNREGISTERED SECURITIES

      During the quarter ended December 31, 2006, we issued 18,000,000 shares of common stock for various consulting and professional services rendered and recorded a charge of approximately $42,000 based on the fair value of the shares issued.

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

      c) In 2006 and 2005 we have recorded no impairment charges related to the carrying value of goodwill and other intangibles. In assessing the recoverability of our goodwill and other intangibles, we have made assumptions regarding estimated future cash flows and considered various other factors impacting the fair value of these assets. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the net carrying amount of the assets. The Company has evaluated the value of its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result of its review, the Company does not believe that any change has occurred. If such changes in circumstances are present, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the discounted cash flows expected to result from the use of the asset and amounts expected to be realized upon its eventual disposition.

      d) We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future income and the potential changes in the ownership of the Company, which could subject our net operating loss carry forwards to substantial annual limitations, we offset our net deferred tax assets by an equivalent valuation allowance as of September 30, 2006 and 2005.

      e) As described in Note 3 to the Consolidated Financial Statements, we have sought the protection of the respective courts in three European countries, which have agreed to orderly liquidations of five of our European subsidiaries. We have used a liquidation accounting model in the establishment of the net liabilities associated with these entities at September 30, 2006 and 2005. This accounting model required the estimation of the fair value of the assets of these entities. A considerable amount of judgment was used in determining the amount of cash to be recovered through the collection of receivables or the sale of inventory and equipment in a liquidation environment that will then be available for the respective creditors. If actual market conditions are less favorable than those projected by management, the net assets available for creditors may be less than estimated. During the year ended September 30, 2006, we received notice that the liquidation of Vertex France, which was under liquidation as of September 30, 2003, has been approved and finalized by the French creditors as of April 4, 2006. Based on such notice, management reduced the Company's net liabilities associated with subsidiaries in liquidation by approximately $185,000 reclassified approximately $44,000 of translation loss from accumulated other comprehensive loss to the consolidated statement of operations, and recognized a gain of approximately $144,000. Upon legal resolution of the approximately $7,480,000 of remaining net liabilities of our remaining Italian entities as of September 30, 2006, we may recognize a gain upon legal resolution of the liquidations. The amount and timing of such gain is totally dependent upon the decisions to be issued by the respective court appointed liquidators. In fiscal 2005, we received notice that the liquidation of Vertex Ireland subsidiaries had been approved and finalized by the Ireland creditors as of September 30, 2005. Based on such notice, management reduced the Company's estimated remaining liabilities associated with subsidiaries in liquidation by approximately $200,000, reclassed approximately $23,000 of translation loss from accumulated other comprehensive loss to the consolidated statement of operations and recognized a gain of approximately $177,000 in the fourth quarter of fiscal 2005.

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

      g) Where the services relate to arrangements requiring significant production, modification or customization of software, and the service element does not meet the criteria for separate accounting, revenue from the entire arrangement, including the software element, is accounted for in conformity with either the percentage-of-completion or completed contract accounting method. Percentage-of-completion generally uses input measures, primarily labor costs, where such measures indicate progress to date and provide a basis to estimate completion. None of our revenue related to software license sales is recorded by percentage-of-completion accounting.

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board, (the "FASB") issued SFAS No. 123(R) "Share-Based Payment" ("SFAS 123(R)"), which amends SFAS 123 and will be effective for public companies that are small business issuers for annual periods beginning after December 15, 2005. SFAS 123(R) will require us to expense the fair value of all employee stock options and other share-based payments over the service period. SFAS 123(R) may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the SFAS 123(R) and evaluating the effect that the adoption will have on our financial position and results of operations. Since we have used the intrinsic value method for employee stock options and, generally, have not recorded any related expense, the adoption of a fair value method for employee stock options is likely to generate additional compensation expense.

      In March 2006, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF NO. 06-3, "How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)". The guidance prescribes the disclosure of the Company's accounting treatment of any tax assessed by a government authority that is directly imposed on a revenue-producing transaction, which includes, but is not limited to, sales, use, value added and some excise taxes. The Company's accounting treatment of such taxes collected is to be made in the Company's disclosure of significant accounting policies. The provisions of EITF 06-3 are effective for fiscal years beginning after December 15, 2006. Currently the Company collects minimal amounts of sales tax and reports revenue net of sales tax, with a corresponding sales tax liability and therefore no sales tax expense.

      In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN
48). This interpretation clarifies the accounting for the uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes that a company should use a more likely than not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more likely than not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on the results of operations or financial condition of the company.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which is effective for financial statements for fiscal years beginning after November 15, 2007 and the interim periods within those years, however early adoption is permitted. SFAS No. 157 addresses the necessity to disclose additional information related to the fair values of all assets and liabilities measured at fair value on a recurring and non-recurring basis, separately for each major category of assets and liabilities, with quantitative disclosures presented in tabular format. We are evaluating the impact SFAS 157 will have on our financial position and results of operations.

Results of Operations (Except for share-related items, all amounts are in thousands unless otherwise noted)

Year ended September 30, 2006 compared to year ended September 30, 2005.

Operating Revenues:

      Total revenues decreased by $255 (or 6.7%) from $3,779 in 2005 to $3,524 in 2006. Enterprise sales and support revenues decreased by $1,068 (or 39%) to $1,671 in 2006 from $2,739 in 2005. This decrease is predominantly due to limited additional installations at existing customers and delayed tangible results arising from both our refocused marketing effort and an extended sales cycle for enterprise products. As a result, revenues from enterprise sales (not including support & maintenance revenues) decreased 38% from $1,549 in fiscal 2005 to $956 in 2006.

      "Packaged software" total revenues (generated by the operations in London and Dallas that were only owned by us commencing as of January 12, 2005), increased by $822 (or 78%) to $1,862 from $1,040. This increase in "packaged software" revenues was attributable to both operations, with Dallas reflecting 2006 total revenues of $1,056 vs. $612 in 2005 and the UK $796 vs. $428, respectively.

      Aggregate support, maintenance and other service revenues remained constant at approximately 40% of total revenues, but decreased $147 (or 9%) from $1,560 in 2005 to $1,413 in 2006. The decrease was predominantly a result of a decrease of $476 in service, maintenance & support contracts in the enterprise business that was partially offset by increased support & maintenance revenues generated by the UK and Dallas packaged software operations.

Products and Services

      Sales to customers by the product and service line groupings for the twelve months ended September 30, 2006 and 2005 are as follows:

                                   September 30
                                 ---------------
                                  2006     2005
                                 ------   ------
Enterprise/Software Sales        $2,111   $2,219
Support, Maintenance and Other    1,413    1,560
                                 ------   ------
                                 $3,524   $3,779
                                 ======   ======

      Given our refocused sales and marketing efforts, new products and multiple significant potential opportunities in the enterprise sales pipeline, we anticipate that our revenues may improve in fiscal 2007.

Gross Profit:

      Gross profit increased by $41 (or 2.1%) to $1,972 in 2006. The gross profit margin increased to 56% from 51%. This 5% increase was a result of having more high margin custom software sales in 2006 vs. 2005. An increase in the combined gross profit contribution of the UK and Dallas package software operations of $424 was offset by a reduction of $384 in the New Jersey enterprise operation.

Operating Expenses:

      Selling, general & administrative expenses decreased approximately $420 (or 10.2%) to $3,716 in 2006 from $4,136 in 2005. Professional fees (including audit, investment banking and legal) decreased by $736 to $1,192 as no acquisitions were undertaken during 2006. Partially offsetting this decrease was $228 of 401K expense.

      While we continued significant product development, there were only nominal specifically-designated research and development ("R&D") expenses in 2006 and none in 2005. As a result of our finite financial resources, we focused our technical resources on enhancing and developing next-generation extensions of existing product offerings.

      The $143 increase in depreciation and amortization to $539 in 2006, as compared to $396 in 2005, is due primarily to the full-year amortization of intangible assets in connection with the January 12, 2005 acquisition of the London and Dallas operations.

      As a result of the aforementioned, our operating loss decreased by $318 to $2,283 for fiscal 2006 as compared to our operating loss of $2,601 for fiscal 2005.

      Interest expense decreased by approximately $652 to $813 in 2006. This decrease is due a reduction in the write off of deferred financing costs and debt discount (approximately $579), the absence of any additional significant charges, and, based upon waivers of default received from our secured convertible noteholders, reversal of previously-accrued default interest.

      Beneficial conversion costs decreased by $2,740 to $800 in fiscal 2006 due to a reduced level of new borrowings in the current year.

      During 2006 we settled certain of our liabilities and recognized a gain of $1,660 mainly due to our ability to settle $1,703 in debts and obligations for $43 in cash and stock.

      Gain on liquidation of foreign subsidiaries decreased in fiscal 2006 by $34 due to $143 gain on the liquidation of Vertex France versus a $177 gain on liquidation of the UK operations in 2005.

      The income tax provision is negligible in both years due primarily to operating losses.

Liquidity & Capital Resources

      Based upon our substantial working capital deficiency ($25,941) and stockholders' deficiency ($24,739) at September 30, 2006, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on our notes payable and the uncertainty of our liquidity-related initiatives described in detail below, there is substantial doubt as to our ability to continue as a going concern.

      Our audited consolidated financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. Our audited consolidated financial statements do not include any adjustments, relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If we fail to raise capital when needed, the lack of capital will have a material adverse effect on our business, operating results and financial condition.

      The successful implementation of our business plan has required, and our ability to continue as a going concern will require, on a going forward basis, substantial funds to finance (i) expansion of our sales & marketing program,
(ii) continuing operations, (iii) further development of our enterprise and packaged software technologies, (iv) settlement of existing liabilities including past due payroll obligations to our employees, and our obligations under existing or possible litigation settlements and (v) possible selective acquisitions to achieve the scale we believe will be necessary to remain competitive in the global SCM industry. There can be no assurance that we will be successful in raising the necessary funds.

Outlook

      We had current obligations at September 30, 2006 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to: meet accrued non-operating obligations; to cover operating losses, increased sales, marketing and product development efforts; and, to pay liabilities that could arise from litigation claims and judgments.

      Our sources of ongoing liquidity include the cash flows from our operations, potential new financing facilities and potential additional equity investments. Consequently, we continue to aggressively pursue obtaining additional debt and equity financing, and the restructuring of certain existing debt obligations. In addition, we have structured our overall operations and resources to emphasize high-dollar value and high margin enterprise products and services. However, in order to remain in business, we must raise additional cash in a timely fashion.

Initiatives Completed or in Process:

      The following initiatives related to raising required funds, settling liabilities and/or increasing core WMS revenues have been completed or are in process:

      (i) We have integrated the Cape acquisition and realigned our sales and marketing efforts to focus on high dollar-value software and hardware transactions, are implementing a sales strategy with multiple and extended channels of distribution and are pursuing strategic relationships with companies offering complementary products or services. Additionally, within the confines of our current financial condition, we have retained additional engineering and software technical expertise, which functions were formerly partially outsourced, to enhance our product development and R&D activities. As a result, we have executed a contract with a new client for the development of a custom-made software to integrate robotic handling capabilities and an enhanced version of our pallet optimization technology and are in the process of completing development of both a new web-based, mobile, graphical business intelligence interface with our WMS software and next generation pick-to-light hardware.

      (ii) After being unsuccessful in attempting to sell our five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. The liquidations of Vertex UK and Vertex France are now complete and the Company recorded non-cash gains of $144 and $177 in the years ending September 30, 2006 and 2005, respectively. Upon legal resolution of the approximately $7,481 of net liabilities of the three Italian entities as of September 30, 2006, we may recognize additional non-cash gains (at no significant cash outlay), however the amount and timing of such gains and cash outlay, if any, is dependent upon the decisions to be issued by the respective court appointed liquidators. We have been in contact with our Italian counsel on this issue; however, we have not actively pursued settlements with the court appointed liquidators as a result of our limited financial resources.

      (iii) We continue to negotiate with vendors to settle old account balances at substantial discounts. In addition, we are negotiating to settle certain notes payable and litigation accruals at a discount or with the issuance of shares of our common stock. However, our ability to initiate significant new settlement discussions is currently restricted by our limited financial resources.

      (iv) During the twelve months ended September 30, 2006, we realized net gains of $1,660 from settlements of liabilities totaling $2,085 through the issuance of $390 (8,337,115 shares) in common stock and payments of approximately $35 in cash..

      (v) During the twelve months ended September 30, 2006 convertible notes payable to unrelated parties in the principal amount of $190 were converted into 53,461,271 shares of common stock.

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

            The warrants are exercisable until August 2013 at a purchase price of $0.015 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, we will not receive any proceeds and the holder will receive a reduced number of shares equal to the amount of cash that would have been received. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

      (vii) On October 31, 2006 we entered into a Securities Purchase Agreement for the sale of $370 in secured convertible notes and (ii) warrants to purchase 3,000,000 shares of our common stock to accredited investors.

            The secured convertible notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the OTC bulletin board for the 20 trading days before but not including the conversion date.

            The investors have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock.

            The warrants are exercisable until October 2013 at a purchase price of $0.01 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, we will not receive any proceeds and the holder will receive a reduced number of shares equal to the amount of cash that would have been received. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

      (viii) On December 13, 2006, we entered into a Securities Purchase Agreement for the sale of $400 in secured convertible notes and (ii) warrants to purchase 2,000,000 shares of our common stock to accredited investors.

            The secured convertible notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the OTC bulletin board for the 20 trading days before but not including the conversion date.

            The investors have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock.

            The warrants are exercisable until December 2013 at a purchase price of $0.01 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, we will not receive any proceeds and the holder will receive a reduced number of shares equal to the amount of cash that would have been received. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

      (ix) On January 12, 2005, we entered into a Stock Purchase Agreement with Peter B. Ayling, Elizabeth M. Ayling, Brad L. Leonard, Michael C. Moore, Cape Systems and Consulting Services Ltd. (the "CSCS Ltd.") and Cape Systems, Inc. ("CSI") pursuant to which we purchased on that date all of the issued and outstanding shares of common stock of Cape Systems and Consulting Services Ltd. (collectively "Cape Systems") from Peter B. Ayling and Elizabeth M. Ayling and Cape Systems, Inc. from Brad L. Leonard and Michael C. Moore for an aggregate purchase price of $2,000. Pursuant to the Stock Purchase Agreement, the parties executed an escrow agreement pursuant to which $200 of the purchase price was placed in escrow for a period of 15 months as a fund for indemnity claims arising out of the transaction. The escrow was released in April 2006 pursuant to its terms. The acquisition was accounted for pursuant to the purchase method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") effective as of January 12, 2005.

      While we are continuing our efforts to control costs, increase revenues, resolve lawsuits on favorable terms and settle certain liabilities there is no assurance that we will achieve these objectives. In addition, we will continue to pursue strategic business combinations and opportunities to raise both debt and equity financing. However, there can be no assurance that we will be able to raise additional financing in the timeframe necessary to meet our immediate cash needs, or if such financing is available, whether the terms or conditions would be acceptable to us.

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

Risks Relating to Our Business:

We Have a History Of Losses Which May Continue, and May Negatively Impact Our Ability to Achieve Our Business Objectives.

      We incurred net losses of $1,689,859 and $6,795,261 for the years ended September 30, 2006 and 2005, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to expand our revenues. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding, Our Business Operations Will be Harmed and If We Do Obtain Additional Financing, Our Then Existing Shareholders May Suffer Substantial Dilution.

      We will require additional funds to sustain and expand our sales and marketing activities. We anticipate that we may require up to approximately $2,000,000 to fund our continued operations for the next twelve months, depending on revenues from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our Independent Registered Public Accounting Firm Has Stated There is Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

      In their report dated January 3, 2007 on our consolidated financial statements as of and for the year ended September 30, 2006, our independent registered public accounting firm stated that our recurring losses and our working capital and stockholders' deficiencies as of September 30, 2006 raised substantial doubt about the Company's ability to continue as a going concern. Since September 30, 2006, we have continued to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses and stockholders' deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

If We Are Unable to Retain the Services of Messrs. Toms and Biermann or If We Are Unable to Successfully Recruit Qualified Managerial and Sales Personnel, We May Not Be Able to Continue Our Operations.

      Our success depends to a significant extent upon the continued service of Mr. Nicholas Toms, our Chief Executive Officer and Chief Financial Officer and Mr. Hugo Biermann, our Executive Chairman of the Board. Loss of the services of Messrs. Toms or Biermann could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Biermann. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting appropriate qualified managerial, technical and sales personnel. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Many Of Our Competitors Are Larger and Have Greater Financial and Other Resources Than We Do and Those Advantages Could Make It Difficult For Us to Compete With Them.

      The supply chain management industry is extremely competitive and includes several companies that have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease, it could have a materially adverse affect on our operating results. Furthermore, our financial condition may cause customers to find it difficult to do business with us.

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

      As of January 3, 2007, we had 430,743,727 shares of common stock issued and outstanding, secured convertible notes outstanding that may be converted into an estimated 8,257,252,429 shares of common stock at current market prices, class C-1 convertible preferred stock outstanding that may be converted into an estimated 737,011,771 shares of common stock at current market prices, class D convertible preferred stock outstanding that may be converted into an estimated 6,345,833,333 shares of common stock at current market prices and outstanding warrants to purchase 13,700,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes, class C-1 convertible preferred stock and class D convertible preferred stock may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes, class C-1 convertible preferred stock or class D convertible preferred stock and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Notes, Class C-1 Convertible Preferred Stock and Class D Convertible Preferred Stock Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

      Our obligation to issue shares upon conversion of our secured convertible notes, class C-1 convertible preferred stock and class D convertible preferred stock is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), class C-1 convertible preferred stock and class D convertible preferred stock, based on market prices 25%, 50% and 75% below the market price as of January 3, 2007 of $0.002 per share.

Secured Convertible Notes

                                          Number          % of
% Below   Price Per   With Discount      of Shares     Outstanding
 Market     Share         at 60%         Issuable         Stock
-------   ---------   -------------   --------------   -----------
25%        $ .0015       $.00009      11,078,085,762      96.26%
50%        $  .001       $ .0006      16,719,752,429      97.49%
75%        $.00051       $ .0003      33,644,752,429      98.74%

Class C-1 Convertible Preferred Stock

                                          Number         % of
% Below   Price Per   With Discount     of Shares     Outstanding
 Market     Share         at 40%         Issuable        Stock
-------   ---------   -------------   -------------   -----------
25%         $.0015        $.0006      1,013,956,216      70.18%
50%         $ .001        $.0004      1,567,845,105      78.45%
75%         $.0005        $.0002      3,229,511,771      88.23%

Class D Convertible Preferred Stock

                                          Number          % of
% Below   Price Per   With Discount      of Shares     Outstanding
 Market     Share         at 40%         Issuable         Stock
-------   ---------   -------------   --------------   -----------
25%         $.0015        $.0006       8,461,111,111      95.16%
50%         $ .001        $.0004      12,691,666,667      96.72%
75%         $.0005        $.0002      25,383,333,333      98.33%

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

The Issuance of Shares Upon Conversion of the Secured Convertible Notes, Conversion of the Class C-1 Convertible Preferred Stock, Conversion of the Class D Convertible Preferred Stock and Exercise of Outstanding Warrants Will Cause Immediate and Substantial Dilution to Our Existing Stockholders.

      The issuance of shares upon conversion of the secured convertible notes, conversion of the class C-1 convertible preferred stock, conversion of the class D convertible preferred stock and exercise of warrants will result in substantial dilution to the interests of other stockholders since the selling stockholders have already converted and may ultimately convert and sell the full amounts issuable on conversion. Although the selling stockholders may not convert their secured convertible notes, convert the classes C-1 or D convertible preferred stock and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

The Shares Of Common Stock Allocated For Conversion Of The Secured Convertible Notes, Class C-1 Convertible Preferred Stock and Class D Convertible Preferred Stock and Registered Pursuant To a Registration Statement Are Not Adequate And We Are Required to File A Subsequent Registration Statement Covering Additional Shares. We Will Incur Substantial Costs In Connection Therewith.

      Based on the market price at the time and the foreseeable decrease in our market price as a result of the issuance of shares upon conversion of the secured convertible notes, class C-1 convertible preferred stock and class D convertible preferred stock, we made a good faith estimate as to the amount of shares of common stock that we were required to register and allocate for conversion of the secured convertible notes. Accordingly, we allocated and registered 370,000,000 shares to cover the conversion of the secured convertible notes, 55,400,000 shares to cover the conversion of the class C-1 convertible preferred stock and 423,100,000 shares to cover the conversion of the class D convertible preferred stock. The shares of common stock we allocated for conversion of the secured convertible notes and classes C-1 and D convertible preferred stock are not adequate. We are required to file an additional registration statement and we will incur substantial costs in connection with the preparation and filing of such registration statement.

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

      In January 2005, we entered into a Securities Purchase Agreement for the sale of (i) $1,850,000 in secured convertible notes and (ii) warrants to buy 1,850,000 shares of our common stock.

      The secured convertible notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.09 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

      In August 2006, we entered into a Securities Purchase Agreement for the sale of (i) $300,000 in secured convertible notes and (ii) warrants to buy 3,000,000 shares of our common stock.

      The secured convertible notes bear interest at 8.0%, mature two years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.09 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

      In October 2006, we entered into a Securities Purchase Agreement for the sale of (i) $370,000 in secured convertible notes and (ii) warrants to buy 3,000,000 shares of our common stock.

      The secured convertible notes bear interest at 8.0%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.09 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

      In December 2006, we entered into a Securities Purchase Agreement for the sale of (i) $400,000 in secured convertible notes and (ii) warrants to buy 2,000,000 shares of our common stock.

      The secured convertible notes bear interest at 8.0%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.09 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

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

If an Event of Default Occurs under the Securities Purchase Agreements, Secured Convertible Notes, Warrants, Security Agreement or Intellectual Property Security Agreement, the Investors Could Take Possession of all Our Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, Chattel Paper, and Intellectual Property.

      In connection with the Securities Purchase Agreements we entered into in April 2004, January 2005, August 2006, October 2006 and December 2006, we executed Security Agreements and Intellectual Property Security Agreements in favor of the investors granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The Security Agreements and Intellectual Property Security Agreements state that if an even of default occurs under the Securities Purchase Agreement, Secured Convertible Notes, Warrants, Security Agreements or Intellectual Property Security Agreements, the Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

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

ITEM 7. FINANCIAL STATEMENTS.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of September 30, 2006 and 2005                F-3

Consolidated Statements of Operations for the years ended September 30,
2006 and 2005                                                                F-5

Consolidated Statements of Changes in Stockholders' Deficiency for the
years ended September 30, 2006 and 2005                                      F-6

Consolidated Statements of Cash Flows for the years ended September 30,
2006 and 2005                                                                F-8

Notes to Consolidated Financial Statements                                   F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Cape Systems Group, Inc.

We have audited the accompanying consolidated balance sheets of Cape Systems Group, Inc. (formerly Vertex Interactive, Inc.) and Subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cape Systems Group, Inc. and Subsidiaries as of September 30, 2006 and 2005, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the consolidated financial statements, among other things, the Company's operations have generated recurring losses and it had working capital and stockholders' deficiencies as of September 30, 2006. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ J. H. COHN LLP
-------------------------------------
Roseland, New Jersey
January 3, 2007

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2006 and 2005
                 (in thousands except share and per share data)

                                     ASSETS

                                                    September 30,
                                                   ---------------
                                                    2006     2005
                                                   ------   ------
CURRENT ASSETS:
Cash                                               $  170   $  239
Accounts receivable, less allowance for
  doubtful accounts of $10 and $9                     286      572
Inventories, net of valuation allowance               215      185
Prepaid expenses and other current assets             171      480
                                                   ------   ------
Total current assets                                  842    1,476

Equipment and improvements, net of accumulated
  depreciation and amortization of $709 and $670       33       45

Deferred financing costs, net of accumulated
  amortization of $360 and $231                       106      180
Goodwill                                              341      341
Other intangible assets, net of accumulated
  amortization of $886 and $370                       660    1,175
Other assets                                           62      144
                                                   ------   ------
Total assets                                       $2,044   $3,361
                                                   ======   ======

                 See notes to consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2006 and 2005
                 (in thousands except share and per share data)

                                                            2006        2005
                                                         ---------   ---------
CURRENT LIABILITIES:
Notes payable                                            $   1,227   $   1,227
Mandatory redeemable Series D preferred stock -
  504 shares at redemption value                               505         505
Accounts payable                                             3,090       4,315
Payroll and related benefits accrual                         1,622       1,576
Litigation related accruals                                  2,655       3,655
Other accrued expenses and liabilities                       4,073       3,783
Customer Deposits                                              163          --
Deferred revenue                                               591         549
Long-term convertible notes payable                          5,376       4,765
Estimated remaining net liabilities associated
  with subsidiaries in liquidation                           7,481       7,296
                                                         ---------   ---------
Total liabilities                                           26,783      27,671
                                                         ---------   ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Series A preferred stock, par value
  $.01 per share; 2,000,000 shares authorized,
  1,356,852 shares issued and outstanding
  ($10,000 aggregate liquidation preference)                    14          14

Series B preferred stock, par value $0.01 per
  share; 1,000 shares authorized, 1,000 shares
  issued and outstanding($1,000 aggregate
  liquidation preference)                                       --          --

Series C-1 preferred stock, par value
  $0.01 per share; 10,000 shares authorized,
  997 shares issued and outstanding ($997
  aggregate liquidation preference)                             --          --

Series D preferred stock, par value $0.01 per
  share; 10,000 shares authorized, 7,111 shares
  issued and outstanding (excluding 504 shares subject
  to mandatory redemption)($7,110 aggregate
  liquidated preference)                                        --          --

Common stock, par value $.005 per share;
  1,000,000,000 shares authorized;
  164,622,164 and 92,273,778 shares issued                     823         461
Additional paid-in capital                                 171,451     170,222
Subscription receivable                                        (66)        (66)
Accumulated deficit                                       (195,003)   (193,312)
Accumulated other comprehensive loss                        (1,891)     (1,562)
Less: Treasury stock, 87,712 shares of
  common stock (at cost)                                       (67)        (67)
                                                         ---------   ---------
Total stockholders' deficiency                             (24,739)    (24,310)
                                                         ---------   ---------
Total liabilities and stockholders' deficiency           $   2,044   $   3,361
                                                         =========   =========

                 See notes to consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended September 30, 2006 and 2005
                 (in thousands except share and per share data)

                                             2006           2005
                                         ------------   -----------
REVENUES                                 $      3,524   $     3,779

COST OF SALES                                   1,552         1,848
                                         ------------   -----------
GROSS PROFIT                                    1,972         1,931
                                         ------------   -----------
OPERATING EXPENSES:

Selling and administrative                      3,716         4,136
Depreciation and amortization                     539           396
                                         ------------   -----------
Total operating expenses                        4,255         4,532
                                         ------------   -----------
OPERATING LOSS                                 (2,283)       (2,601)
                                         ------------   -----------
OTHER INCOME (EXPENSE):
Interest expense (includes beneficial
  conversion charge of $800 and $3,540
  in 2006 and 2005, respectively)              (1,613)       (5,005)

Gain on settlements of liabilities              1,660           164
Gain on liquidation of foreign
  subsidiaries                                    143           177
Other                                               1            13
                                         ------------   -----------
Net other income (expense)                        191        (4,651)
                                         ------------   -----------

LOSS BEFORE(CREDIT) FOR INCOME TAXES           (2,092)       (7,252)
Credit for sale of state tax benefits            (402)         (457)
                                         ------------   -----------
NET LOSS                                 $     (1,690)  $    (6,795)
                                         ------------   -----------

Net loss per share of common stock:
    Basic and Diluted                    $       (.02)  $     (0.09)

Weighted average number of shares
  outstanding:
    Basic and Diluted                     108,450,646    77,305,980

                 See notes to consolidated financial statements.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
                 (In Thousands except share and per share data)

                                               Preferred Stock        Common Stock       Additional
                                             ------------------   --------------------     Paid-In
                                               Shares    Amount      Shares     Amount     Capital
                                             ---------   ------   -----------   ------   ----------
Balance September 30, 2004                   1,365,960     $14     56,116,342    $281     $164,442
Conversion of notes payable into common
  stock                                                            12,031,915      61          275
Common stock issued for accrued 401(k)
  plan contribution and other liabilities                          13,252,899      66          854
Common stock issued in exchange for
  services                                                          9,622,622      47          761
Effect of issuance of warrants and
  beneficial conversion feature related to
  long-term convertible debt                                                                 3,540
Common stock issued related to
  subscription agreement                                            1,250,000       6           94
Effects of issuance of warrants with notes
  payable                                                                                      136
Stock options issued in exchange for
  services                                                                                     120
Net loss
Change in unrealized foreign
  exchange translation gains/ (losses)
                                             ---------     ---    -----------    ----     --------
Balance September 30, 2005                   1,365,960     $14     92,273,778    $461     $170,222
Conversion of notes payable - into common
  stock                                                            53,461,271     267          (77)
Common stock issued in exchange for
  services                                                         10,550,000      53          173
Effect of issuance of warrants and
  beneficial conversion feature
  related to long-term convertible debt                                                        800
Common stock issued for accrued
  liabilities                                                       8,337,115      42          348
Stock options issued in exchange for
  services                                                                                     (15)
Net loss
Change in unrealized foreign exchange
  translation gains/ (losses)
                                             ---------     ---    -----------    ----     --------
Balance September 30, 2006                   1,365,960     $14    164,622,164    $823     $171,451
                                             =========     ===    ===========    ====     ========

(a) Comprehensive loss for the years ended September 30, 2006 and 2005 totaled $(2,061) and $(6,571) respectively. The Company reclassified ($42) and ($23) from other comprehensive loss into current year loss for the years ended September 30, 2006 and 2005, respectively.

                 See notes to consolidated financial statements.

                    CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
                 (In thousands except share and per share value)
                                   (CONTINUED)

                                                                        Accumulated
                                                                           Other
                                          Accumulated   Subscription   Comprehensive   Treasury
                                            Deficit      Receivable         Loss         Stock      Total
                                          -----------   ------------   -------------   --------   --------
Balance September 30, 2004                 $(186,517)       $ --        $(1,809)         $(67)    $(23,656)
Conversion of notes payable - into
  common stock                                                                                         336
Common stock issued for accrued
  401(k) Plan contribution and other
  liabilities                                                                                          920
Common stock issued in exchange for
  services                                                                                             808
Effect of issuance of warrants and
  beneficial conversion feature
  related to additional long-term
  convertible debt                                                                                   3,540
Common stock issued related to
  subscription agreement                                     (66)                                       34
Effects of issuance of warrants with
  notes payable                                                                                        136
Stock options issued in exchange for
  services                                                                                             120
Net loss                                      (6,795)                                               (6,795)
Change in unrealized foreign
  exchange translation gains/ (losses)                                      247                        247
                                           ---------        ----        -------          ----     --------
Balance September 30, 2005                 $(193,312)       $(66)       $(1,562)         $(67)    $(24,310)
Conversion of notes payable - into
  common stock                                                                                         190
Common stock issued in
  exchange for services                                                                                226
Effect of issuance of warrants and
  beneficial conversion feature
  related to long-term convertible debt                                                                800
Common stock issued for accrued
liabilities                                                                                            390
Stock options issued in exchange for
  services                                                                                             (15)
Net loss                                      (1,691)                                               (1,691)
Change in unrealized foreign exchange
  translation gains/(losses)                                               (329)                      (329)
                                           ---------        ----        -------          ----     --------
Balance September 30, 2006                 $(195,003)       $(66)       $(1,891)         $(67)    $(24,739)
                                           =========        ====        =======          ====     ========

      (b) Comprehensive loss for the years ended September 30, 2006 and 2005 totaled $(2,061) and $(6,571) respectively. The Company reclassified ($42) and ($23) from other comprehensive loss into current year loss for the years ended September 30, 2006 and 2005, respectively.

                 See notes to consolidated financial statements.

                    CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             For the Years Ended
                                                                September 30,
                                                             -------------------
                                                               2006       2005
                                                             --------   --------
Cash Flows from Operating Activities:
Net loss                                                      ($1,690)  ($6,795)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                                     539       396
Common stock issued in exchange for services                      226       808
Amortization of deferred financing costs and debt discount        130       579
Variable stock option charge                                      (15)       43
Charges to interest expense for beneficial conversion
  features of notes payable - unrelated parties                   800     3,540
Gain on liquidation of foreign subsidiaries:                     (143)     (177)
Gain on settlement of liabilities                              (1,660)     (164)
Changes in operating assets and liabilities:
  net of effects of acquisitions
Accounts receivable, net                                          286        (6)
Inventory                                                         (30)      219
Prepaid expenses and other current assets                         287      (225)
Other assets                                                       82       399
Accounts payable                                               (1,226)      800
Accrued expenses and other liabilities                          1,570       591
Deferred revenue                                                   42       (20)
                                                             --------   -------
Net cash used in operating activities                            (802)      (12)
                                                             --------   -------
Cash Flows from Investing Activities:
Additions to equipment and improvements                           (11)       --
Acquisition of businesses - net of cash acquired                   --    (1,990)
                                                             --------   -------
Net cash used in investing activities                             (11)   (1,990)
Cash Flows from Financing Activities:
Proceeds from convertible notes payable-unrelated parties         800     2,200
Deferred financing costs                                          (56)      (94)
Cash received - common stock issuance                              --        34
                                                             --------   -------
Net cash provided by Financing Activities                         744     2,140
                                                             --------   -------
Net increase/ (decrease) in cash                                  (69)      138
Cash at beginning of year                                         239       101
                                                             --------   -------
Cash at end of year                                          $    170   $   239
                                                             ========   =======
Cash paid for interest                                             --        --
Noncash investing and financing activities:
Long-term convertible notes payable - converted into
  common stock                                               $    190       336
Common stock issued for payment of liabilities               $    390       920
Stock options issued for future services                     $     --       120

                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

(In thousands except share and per share data)

Background and Description of Business

      CAPE SYSTEMS GROUP, Inc. ("Cape" or "Vertex" or "we" or "our" or the "Company") is a provider of supply chain management technologies, including enterprise software systems and applications, software integration solutions, and packaged software. Our current offerings are currently separated into two main categories, "enterprise systems" (software and hardware) and "packaged software". Our suite of solutions, both enterprise and packaged, were specifically developed (or acquired) to provide customers with an immediate and demonstrable value proposition: the quantifiable reduction of packaging, labor, inventory, distribution and/or logistics costs.

      In enterprise systems, we design, develop, produce, market and support a suite of Linux and Windows-based enterprise warehouse management system ("WMS") software and "light-directed" systems for inventory, warehouse and distribution center management. The WMS technology includes a number of standard functions that can be custom configured to suit the physical warehouse and inventory control requirements of the customer and can be installed on a standalone basis or integrated with the customer's core enterprise system such as SAP. The system is scalable as a "top tier" product which is defined as able to handle warehouse space in excess of 250,000 square feet and at least 100 simultaneous users of wireless devices at any one time. While these solutions are applicable to a wide variety of industries, our current enterprise customer list includes companies in the pharmaceutical, consumer goods, cosmetics, publishing, third-party logistic, and retail industries. From our offices in North America, we provide a full range of software and hardware services including: reselling third party software and hardware as part of our integrated solutions; and, providing maintenance, on a 24-hour, 7-days a week, 365-days a year basis.

      Our packaged software, which was obtained through the acquisition of CAPE Systems & Consulting Services Ltd. and CAPE Systems, Inc. in January 2005, is designed to assist in evaluating and maximizing packaging and palletizing configuration and truck/container loading in order to optimize package shape/size and pallet and truck utilization, thereby reducing packaging, storage and transportation costs. The programs (which can be bundled or sold individually) create new product packaging and case sizes, create efficient bundles of corrugated flat packs, analyze pallet patterns, build and display pallet loads and test the strength of corrugated board.

In connection with the acquisition described below, we changed our name on April 8, 2005 from Vertex Interactive, Inc. to Cape Systems Group, Inc. We also increased the number of authorized shares of common stock, par value $.005 per share, of the Company from 400,000,000 shares to 1,000,000,000 shares.

In August 2002, Cape formed XeQute Solutions, Inc. ("XeQute"), a Delaware corporation subsequently renamed Cape Systems, Inc. ("CSI"), which is an indirect, wholly-owned subsidiary. XeQute purchased most of the operating assets and assumed certain liabilities of both Vertex and its principal North American subsidiaries and became the principal operating entity of the group effective October 1, 2002. These assets comprise substantially all of the enterprise businesses of Cape. CSI is a wholly-owned subsidiary of XeQute Solutions PLC ("XeQute PLC") which, in turn, is a holding company and a direct, wholly-owned subsidiary of Cape.

The Company's symbol was changed to "CYSG" on April 8, 2005.

Going Concern Matters

Based upon our substantial working capital deficiency ($25,941) and stockholders' deficiency ($24,739) at September 30, 2006, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on one of our notes payable, the uncertainty of our liquidity-related initiatives described in detail below, and the reasonable possibility of on-going negative impacts on our operations from the overall economic environment for a further unknown period of time, there is substantial doubt as to our ability to continue as a going concern.

While we are continuing our efforts to control costs, increase revenues, resolve lawsuits on favorable terms and settle certain liabilities, there is no assurance that we will achieve these objectives. In addition, we will continue to pursue strategic business combinations and opportunities to raise both debt and equity financing. However, there can be no assurance that we will be able to raise additional financing in the timeframe necessary to meet our immediate cash needs, or if such financing is available, whether the terms or conditions would be acceptable to us.

The accompanying consolidated financial statements have been prepared on a basis that contemplates Cape's continuation as a going concern and the realization of its assets and liquidation of its liabilities in the ordinary course of business. Such financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If Cape fails to raise additional capital when needed, the lack of capital will have a material adverse effect on Cape's business, operating results, financial condition and ability to continue as a going concern.

The successful implementation of our business plan has required, and our ability to continue as a going concern will require on a going forward basis, the Company to raise substantial funds to finance (i) continuing operations, (ii) the further development of our technologies, (iii) the settlement of existing liabilities including past due payroll obligations to our employees and officers, and our obligations under existing or possible litigation settlements, and (iv) possible selective acquisitions to achieve the scale we believe will be necessary to enable us to remain competitive. There can be no assurance that we will be successful in raising the necessary funds.

Outlook:

We had current obligations at September 30, 2006 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, short-term debt and related interest, capital expenditures, and to pay liabilities that could arise from litigation claims and judgments.

Our sources of ongoing liquidity include the cash flows from our operations, potential new credit facilities and potential additional equity investments. Consequently, the Company continues to aggressively pursue obtaining additional debt and equity financing and the restructuring of certain existing debt obligations. In addition, it has structured its overall operations and resources around high margin enterprise products and services. However, in order to remain in business, the Company must raise additional cash in a timely fashion.

Initiatives Completed or in Process:

The following initiatives related to raising required funds, settling liabilities and/or increasing core WMS revenues have been completed or are in process:

      (i) We have integrated the Cape acquisition and realigned our sales and marketing efforts to focus on high dollar-value software and hardware transactions, are implementing a sales strategy with multiple and extended channels of distribution in certain potential high-growth areas, and are pursuing strategic relationships with companies offering complementary products or services. Additionally, within the confines of our current financial condition, we have retained additional engineering and software technical expertise, which functions were formerly partially outsourced, to enhance our product development and R&D activities. As a result, we have executed a contract with two clients for the development of custom-made software to integrate robotic handling capabilities and an enhanced version of our pallet optimization technology.

      (ii) After being unsuccessful in attempting to sell our five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet (Italy) and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. The liquidations of Vertex UK and Vertex France are now complete and the Company recorded non-cash gains of $143 and $177 in the years ending September 30, 2006 and 2005, respectively. Upon legal resolution of the approximately $7,481 as of September 30, 2006 of net liabilities of the three Italian entities, we may recognize additional non-cash gains (at no significant cash outlay), however the amount and timing of such gains and cash outlay, if any, is dependent upon the decisions to be issued by the respective court appointed liquidators. We have been in contact with our Italian counsel on this issue; however, we have not actively pursued settlements with the court appointed liquidators as a result of our limited financial resources.

      (iii) We continue to negotiate with vendors to settle old account balances at substantial discounts. In addition, we are negotiating to settle certain notes payable and litigation accruals at a discount or with the issuance of shares of our common stock. However, our ability to initiate significant new settlement discussions is currently hampered by our limited financial resources.

      (iv) During the twelve months ended September 30, 2006, we realized net gains of $1,660 from settlements of liabilities totaling $2,085 through the issuance of $390 (8,337,115 shares) in common stock and payments of approximately $35 in cash.

      (v) During the twelve months ended September 30, 2006 convertible notes payable to unrelated parties in the principal amount of $190 were converted into 53,461,271 shares of common stock.

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

            The warrants are exercisable until August 2013 at a purchase price of $0.015 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, we will not receive any proceeds and the holder will receive a reduced number of shares equal to the amount of cash that would have been received. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

      (vii) On October 31, 2006 we entered into a Securities Purchase Agreement for the sale of $370 in secured convertible notes and (ii) warrants to purchase 3,000,000 shares of our common stock to accredited investors.

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

            The warrants are exercisable until October 2013 at a purchase price of $0.01 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, we will not receive any proceeds and the holder will receive a reduced number of shares equal to the amount of cash that would have been received. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

      (viii) On December 13, 2006, we entered into a Securities Purchase Agreement for the sale of $400 in secured convertible notes and (ii) warrants to purchase 2,000,000 shares of our common stock to accredited investors.

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

            The warrants are exercisable until December 2013 at a purchase price of $0.01 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, we will not receive any proceeds and the holder will receive a reduced number of shares equal to the amount of cash that would have been received. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

      (ix) On January 12, 2005, we entered into a Stock Purchase Agreement with Peter B. Ayling, Elizabeth M. Ayling, Brad L. Leonard, Michael C. Moore, Cape Systems and Consulting Services Ltd. (the "CSCS Ltd.") and Cape Systems, Inc. ("CSI") pursuant to which we purchased on that date all of the issued and outstanding shares of common stock of Cape Systems and Consulting Services Ltd. (collectively "Cape Systems") from Peter B. Ayling and Elizabeth M. Ayling and Cape Systems, Inc. from Brad L. Leonard and Michael C. Moore for an aggregate purchase price of $2,000. Pursuant to the Stock Purchase Agreement, the parties executed an escrow agreement pursuant to which $200 of the purchase price was placed in escrow for a period of 15 months as a fund for indemnity claims arising out of the transaction. The escrow was released in April 2006 pursuant to its terms. The acquisition was accounted for pursuant to the purchase method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") effective as of January 12, 2005.

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

Cash                                $  208
Accounts receivable                    214
Inventories                             35
Prepaid expenses                        95
Equipment, furniture and fixtures       42
Accrued expenses                       (42)
Deferred revenue                      (214)
Notes payable                           (6)
Accounts payable                       (24)
Other intangible assets              1,548
Goodwill                               342
                                    ------
Total cost allocated                $2,198
                                    ======

The acquisition closed effective January 12, 2005 and accordingly, include the results of operations of the acquired companies from January 12, 2005. Purchased goodwill is normally deductible for tax purposes, however since the acquistion was a stock purchase, goodwill is not deductible for tax purposes.

The following table presents unaudited pro forma results of operations of the Company as if the above described acquisition had occurred at October 1, 2004:

                      (in thousands except per share data)

                              Year
                      Ended September 30,
                              2005
                      -------------------
Revenues                    $ 4,100
Net loss                     (6,825)
Net loss per share*            (.09)

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

3. ESTIMATED REMAINING LIABILITIES ASSOCIATED WITH SUBSIDIARIES IN LIQUIDATION

The Company developed and initiated a plan in the quarter ended June 30, 2002 that would result in the sale or divestiture of assets or closings of businesses that are not part of the Company's current strategic plan or have not achieved an acceptable level of operating results or cash flows. In connection with this plan, the Company has completed the sale of certain businesses and assets. After being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet (Italy) and Vertex France - previously ICS France) and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. During the fourth quarter of fiscal 2005, the Company recognized a noncash gain from the approval by creditors of the liquidation of the net liabilities of the Company's UK subsidiaries. During the fourth quarter of fiscal 2006, the Company recognized a non-cash gain of $143 from the approval by creditors of the liquidation of the net liabilities of the Company's French subsidiary. Accordingly, the remaining estimated liabilities of these businesses are classified as estimated remaining liabilities associated with respective subsidiaries in liquidation in the accompanying September 30, 2006 and 2005 consolidated balance sheets. When the liquidation process is completed significant variations may occur based on the complexity of the entity and Italian requirements.

Estimated remaining liabilities are generally carried at their contractual or historical amounts. The ultimate amounts required to settle these retained liabilities will differ from estimates based on contractual negotiations, and the outcome of certain legal actions and liquidation procedures.

Estimated remaining net liabilities as of September 30, 2006 and 2005 were $7,481 and $7,296, respectively:

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

The Company received notice that the liquidation of Vertex France subsidiaries had been approved and finalized by the French creditors as of September 30, 2006. Based on such notice, management reduced the Company's estimated remaining liabilities associated with subsidiaries in liquidation by approximately $185, reclassed approximately $42 of translation loss from accumulated other comprehensive loss to the consolidated statement of operations and recognized a gain of approximately $143 in the fourth quarter of fiscal 2006.

As of September 30, 2006, only the liquidation (and related litigation) relating to the Italian subsidiaries remains unresolved.

Except for the gain from the liquidation of the France and Ireland subsidiaries and changes in the unrealized foreign translation loss, there were no results of operations of these businesses for the years ended September 30, 2006 and 2005.

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

Other Intangible Assets

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

Net Earnings (Loss) Per Share

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of SFAS 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period.

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

As of September 30, 2006 and 2005, there were 2,888,048,739 and 541,183,700 shares of common stock respectively potentially issuable upon the exercise of stock options (8,716,125 and 8,110,815 shares), warrants (8,700,000 and 5,200,000) and the conversion of convertible securities (2,870,632,614 and 527,872,885 shares). However, diluted per share amounts have not been presented in the accompanying consolidated statements of operations for the years ended September 30, 2006 and 2005 because the Company had a net loss in each period and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by stockholders and distributions to stockholders and is reported in the Statements of Changes in Stockholders' Deficiency. Included in the Company's comprehensive loss are net loss and foreign exchange translation adjustments.

Stock-Based Compensation

SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides for the use of a fair value based method of accounting for employee stock compensation. However SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by the Accounting Principles Board Statement No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" ("APB 25") which requires charges to compensation expense based on the excess, if any, of the fair value of the underlying stock at the date a stock option is granted over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for employee stock options under APB 25. Accordingly, it is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") to make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied.

If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date in all periods and had amortized the cost over the vesting period pursuant to SFAS 123, net loss and net loss per common share would have been increased to the pro forma amounts indicated in the table below:

                                                        Year
                                                Ended September 30,
                                                -------------------
                                                  2006       2005
                                                --------   --------
Net loss-as reported                             ($1,690)   ($6,795)
  Deduct total stock - based employee
    compensation expense determined under a
    fair value based method for all awards,
    net of 0% related tax effects                  (345)       (663)
                                                --------   --------
  Net loss - pro-forma                          $ (2,035)  $ (7,458)
                                                ========   ========
Net loss applicable to common stock pro-forma   $ (2,035)  $ (7,458)
                                                ========   ========
Basic and diluted
  loss per common share - as reported           $   (.02)  $   (.09)
  Basic and diluted
    loss per common share - pro-forma           $   (.02)  $   (.10)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model and straight line attribution method with the following assumptions used in fiscal 2006 and fiscal 2005:

                                    2006      2005
                                  -------   -------
Expected dividend yield              0.00%     0.00%
Expected stock price volatility       141%      157%
Risk-free interest rate               4.5%      3.5%
Expected life of options          5 years   5 years

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of all employee stock options over the vesting period beginning with its fiscal quarter ending December 31, 2006.

In accordance with the provisions of SFAS 123 and related interpretations of the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board (the "FASB"), all other issuances of common stock, stock options or other equity instruments to employees and non employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model. Such fair value is measured as of an appropriate date pursuant to the guidance of SFAS 123 for employees and directors or EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performances by the other party is complete)for non-employees and capitalized or expensed as if the Company had paid cash for the goods or services.

Beneficial Conversion Charge

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

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in bank accounts that, at times, have balances that exceed the federally insured limit of $100 (there was a no balance in excess of the limit at September 30, 2006). The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings.

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

In fiscal 2006, we had one customer, Sanford Corporation, a subsidiary of Newell Rubbermaid Inc., whose sales were approximately 7% of total revenue. At September 30, 2006 the customer accounted for approximately 14% of total accounts receivable. In fiscal 2005, we had one customer, Regis Corp., whose sales were approximately 10% of total revenue. At September 30, 2005 the customer accounted for approximately 14% of total accounts receivable.

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

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the respective period. Translation adjustments are reported as a component of comprehensive income (loss).

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $78 and $101 in fiscal 2006 and 2005, respectively.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) "Share-Based Payment" ("SFAS 123(R)"), which amends SFAS 123 and will be effective for public companies that are small business issuers for annual periods beginning after December 15, 2005. SFAS 123(R) will require us to expense the fair value of all employee stock options and other share-based payments over the service period. SFAS 123(R) may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt SFAS 123(R) and evaluating the effect that the adoption will have on our financial position and results of operations. Since we have used the intrinsic value method for employee stock options and, generally, have not recorded any related expense, the adoption of a fair value method for employee stock options is likely to generate additional compensation expense.

In March 2006, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF NO. 06-3, "How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)". The guidance prescribes the disclosure of the Company's accounting treatment of any tax assessed by a government authority that is directly imposed on a revenue-producing transaction, which includes, but is not limited to, sales, use, value added and some excise taxes. The Company's accounting treatment of such taxes collected is to be made in the Company's disclosure of significant accounting policies. The provisions of EITF 06-3 are effective for fiscal years beginning after December 15, 2006. Currently the Company collects minimal amounts of sales tax and reports revenue net of sales tax, with a corresponding sales tax liability and therefore no sales tax expense.

      In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN
48). This interpretation clarifies the accounting for the uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes that a company should use a more likely than not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more likely than not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on the results of operations or financial condition of the company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which is effective for financial statements for fiscal years beginning after November 15, 2007 and the interim periods within those years, however early adoption is permitted. SFAS No. 157 addresses the necessity to disclose additional information related to the fair values of all assets and liabilities measured at fair value on a recurring and non-recurring basis, separately for each major category of assets and liabilities, with quantitative disclosures presented in tabular format. We are evaluating the impact SFAS 157 will have on our financial position and results of operations.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

5. INTANGIBLE ASSETS

As of September 30, 2006, the only intangible asset of the Company was the value of a customer list acquired in connection with the acquisition of Cape Systems in January 2005. Information related to changes in the Company's intangible assets during the years ended September 30, 2006 and 2005 is presented below.

Intangible assets subject to amortization as of September 30, 2006 and related changes during fiscal 2006 and 2005 were as follows:

                                               Additions/                     Additions/
                              September 30,   Amortization   September 30,   Amortization   September 30,
                                  2004           Expense          2005          Expense         2006
                              -------------   ------------   -------------   ------------   -------------
Gross Cost                         $347          $1,546          $1,546          $   0          $1,546
Accumulated amortization-
  based upon estimated life
  of 3 years                        347             370             370            516             886
                                   ----          ------          ------          -----          ------
Net book value                     $  0          $1,176          $1,176          $(516)         $  660
                                   ====          ======          ======          =====          ======

100% of the balance at September 30, 2006 and 2005 relates to the acquired customer list. Amortization expenses subsequent to September 30, 2006 will be approximately $516 in 2007 and $144 in 2008.

Intangible assets not subject to amortization as of September 30, 2006 and the related changes during 2006 are follows:

           September 30,                            September 30,
                2005       Additions   Reductions       2006
           -------------   ---------   ----------   -------------
Goodwill        $341           $0          --            $341
                ----          ---         ---            ----
  Total         $341           $0          --            $341
                ====          ===         ===            ====

No impairment was recognized for the year ended September 30, 2006 based on annual testing.

6. INVENTORIES

Inventories consist of the following:

                   September 30,
                   -------------
                    2006   2005
                    ----   ----
Raw materials       $167   $185
Work-In-Progress      48     --
                    ----   ----
Totals              $215   $185
                    ====   ====

Total inventories were net of valuation allowances of $429 and $411 at September 30, 2006 and 2005, respectively.

7. EQUIPMENT AND IMPROVEMENTS

                                                 September 30,
                                                 -------------
                                                  2006    2005
                                                 -----   -----
Office furniture and equipment                   $ 166   $ 166
Computer equipment                                 537     510
Other equipment                                     39      39
                                                 -----   -----
Totals                                             742     715
Less accumulated depreciation and amortization    (709)   (670)
                                                 -----   -----
Net equipment and improvements                   $  33   $  45
                                                 =====   =====

8. OTHER ASSETS

Other assets consist of the following:

                            September 30,
                            -------------
                             2006   2005
                             ----   ----
Security deposits             $62   $ 70
Deferred acquisition fees      --     74
                              ---   ----
Totals                        $62   $144
                              ===   ====

9. NOTES PAYABLE

Notes payable classified as current liabilities consist of past due notes payable to Renaissance Software, Inc. ("Renaissance") in the amount of $1,227 as of September 30, 2006. The Company issued approximately $1,500 in promissory notes payable, bearing interest at 8%, in connection with the purchase of Renaissance in fiscal 2000 which were originally due on June 30, 2001. On August 9, 2001, the Company renegotiated the terms of these notes and, in return for 147,000 shares of stock (with a fair market value of approximately $162) the notes became payable as follows: $250 was due on August 15, 2001, and the remaining balance, plus accrued interest from June 30, 2001, was due on September 30, 2001. The Company paid the August 15, 2001 installment and, has not paid the remaining past due balance as of January 3, 2007.

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable with a carrying value of $5,376 at September 30, 2006 arose from loans under (a) a Securities Purchase Agreement (the "2004 Agreement") with four accredited investors on April 28, 2004 and January 11, 2005 for the private placement (the "2004 Private Placement") of (i) $3,000 in convertible notes (the "2004 Convertible Notes") and (ii) warrants (the "2004 Warrants") to purchase 3,000,000 shares of our common stock; and (b) a Securities Purchase Agreement (the "2005 Agreement) for the private placement (the "2005 Private Placement") of (i) $1,850 in convertible notes (the "2005 Convertible Notes") and (ii) warrants (the "2005 Warrants") to purchase 1,850,000 shares of common stock;, (iii) $850 in convertible notes (the "2005 Working Capital Facility") and warrants to purchase 850,000 shares of common stock; (iv) $300 in convertible notes (the "August 2006 Convertible Notes") and
(ii) warrants (the "August 2006 Warrants") to purchase 3,000,000 shares of our common stock;

2004 Convertible Notes

The 2004 Convertible Notes bear interest at 10% and mature two years from the date of issuance. At the investors' option, 50% of the 2004 Convertible Notes will be convertible into our common stock at the lower of $0.30 or 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date and the other 50% of the 2004 Convertible Notes will be convertible into our common stock at the lower of $0.30 or 55% of the same average over the same trading period. The full principal amount of the 2004 Convertible Notes would become due upon any default under the terms of the 2004 Convertible Notes. The 2004 Warrants are exercisable until five years from the date of issuance at a purchase price of $0.11 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The Company allocated proceeds of $427 to the fair value of the warrants and the remaining $2,573 to the fair value of the 2004 Convertible Notes. Based on the excess of the aggregate fair value of the common shares that would have been issued if the 2004 Convertible Notes had been converted immediately over the proceeds allocated to the 2004 Convertible Notes, the investors received a beneficial conversion feature that had an aggregate intrinsic value of approximately $1,096 as of the commitment date. Accordingly, the Company recorded an increase in additional paid-in capital and debt discount of $1,524 in connection with the issuance of the 2004 Convertible Notes and 2004 Warrants, of which $1,171 was amortized to interest expense during the year ended September 30, 2004 and $353 during the year ended September 30, 2005.

In connection with the Cape Systems acquisitions and related financing transactions, the 2004 Convertible Notes were amended and became convertible at the lower of $0.09 or 40% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The modification to the conversion terms in January 2005 resulted in an additional charge for the beneficial conversion feature that had an aggregate intrinsic value of approximately $1,469 as of the modification date. Accordingly, the Company recorded an increase in additional paid-in capital and the additional debt discount of $1,469 which was amortized to interest expense.

During 2004, 2005 and 2006, the following common shares were issued upon the conversion of 10% convertible notes.

                No of common   Fair value of   Range of conversion
Fiscal Years   shares issued   shares issued          prices
------------   -------------   -------------   -------------------
2006             53,461,271         190          $0.002 - $0.020
2005             12,031,915         336          $ 0.02 - $0.05
2004              1,754,384          98          $0.054 - $0.055

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

Based on the excess of the aggregate fair value of the common shares that would have been issued if the 2005 Convertible Notes had been converted immediately over the proceeds allocated to the 2005 Convertible Notes, the investors received a beneficial conversion feature that had an aggregate intrinsic value of approximately $1,720 as of the commitment date. Accordingly, the Company recorded an increase in additional paid-in capital and the additional debt discount of $1,720 which was amortized to interest expense. In addition the aggregate intrinsic value of the 2005 Warrants was $129 which was recorded as additional paid-in capital and debt discount, $129 of which was amortized to interest expense during the year ended September 30, 2005.

2005 Working Capital Facility

On August 10, 2005, we entered into a Securities Purchase Agreement for the sale of (i) $850 in secured convertible notes and (ii) warrants to purchase 850,000 shares of our common stock to accredited investors.

The investors provided the funds as follows:

Amount   Disbursement Date
------   ------------------
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

Based on the excess of the aggregate fair value of the common shares that would have been issued if the 2005 Working Capital Facility had been converted immediately over the proceeds allocated to the 2005 Working Capital Facility, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital and interest expense totaling $ 500 and $350 during the years ended September 30, 2006 and 2005, respectively.

August 2006 Securities Purchase Agreement

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

The warrants are exercisable until August 2013 at a purchase price of $0.015 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, we will not receive any proceeds and the holder will receive a reduced number of shares equal to the amount of cash that would have been received. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

Based on the excess of the aggregate fair value of the common shares that would have been issued if the August 2006 convertible notes had been converted immediately over the proceeds allocated to the August 2006 convertible notes, the investors received a beneficial conversion feature which the Company recorded an increase in additional paid-in-capital and interest expense totaling $ 300 during the year ended September 30, 2006.

11. DEFAULTS ON SENIOR SECURITIES

We are currently in default pursuant to secured convertible notes issued pursuant to the securities purchase agreements dated December 13, 2006, October 31, 2006, August 8, 2006, August 10, 2005, January 11, 2005 and April 28, 2004
(the "SPAs"). Pursuant to the SPAs, we are obligated to have two times the number of shares that the convertible notes are convertible into both authorized and registered pursuant to an effective registration statement. We filed a registration statement on Form S-1, as amended, that was declared effective by the Securities and Exchange Commission on August 9, 2004. All of the shares of common stock underlying the secured convertible notes that were registered on the Form S-1 have been issued. On April 26, 2005, we filed a registration statement on Form SB-2 registering additional shares to be issued upon conversion of the secured convertible notes pursuant to the SPAs. This Form SB-2 was declared effective on July 24, 2006. However, given the conversion privileges in the various financing agreements, at the current market price of our stock, we are still in default due to an inadequate number of shares authorized or registered. Default has been waived through September 30, 2006.

12. STOCKHOLDERS' DEFICIENCY

Shares Issued for Services and Directors' Fees and Accrued Liabilities

During the year ended September 30, 2006, the Company issued 10,550,000 shares of common stock for various consulting and professional services rendered and recorded charges of approximately $226, based on the fair value of the shares issued.

During the year ended September 30, 2006, the Company issued 8,337,115 shares of common stock to settle various outstanding obligations and other liabilities totaling approximately $390 and recognized a $234 gain on settlement.

Preferred Stock

Midmark Capital L.P. and its affiliate, Midmark Capital II, L.P., and certain individuals related to these two entities, which are referred to collectively as "Midmark", own shares of the Company's preferred and common stock and have the ability to purchase a majority interest in the Company.

Series "A"

In connection with the an acquisition in February 2001, the Company issued 1,356,852 shares of Series "A" Preferred Stock. Each outstanding share of Series "A" Preferred Stock is convertible at any time, at the option of the holder, into common stock on a one for one basis. All of the common shares issuable on conversion of the Series "A" Preferred Stock must be registered by the Company.

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

In September 2004, the Company issued 7,615 shares of Series "D" convertible preferred stock to Midmark upon conversion of approximately $7,615 of convertible and demand notes payable and accrued interest..

The Company and Midmark also entered into a Redemption Agreement providing for the redemption of a number of shares of Series D preferred stock with a value of $505 based on the per share liquidation value of the Series D preferred stock upon the earlier of (x) December 31, 2004, or (y) the receipt by the company of a tax refund which was expected in the fourth quarter of calendar year 2004. Accordingly, a total of 504 shares of Series D preferred stock with an aggregate liquidation value of $505 was included in current liabilities as mandatory redeemable Series D preferred stock in the accompanying consolidated balance sheet. However, the payment was not made and, accordingly, a total of 504 shares of Series D preferred stock with an aggregate liquidation value of $505 remains in current liabilities as mandatory redeemable Series D preferred stock in the accompanying consolidated balance sheet as of September 30, 2006.

Each share of Series C-1 and Series D preferred stock is convertible into $1,000 worth of our common stock, at the selling stockholders' option, at the lower of
(i) $0.30 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. Accordingly, there is in fact no limit on the number of shares into which the Series C-1 and Series D preferred stock may be converted. As of September 30, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.01 and, therefore, the conversion price for the Series C-1 and Series D preferred stock was $.006. Based on this conversion price, 997 shares of Series C-1 preferred stock and 7,615 shares of Series D preferred stock (including the 504 shares classified as subject to mandatory redemption) were convertible into 1,435,333,333 shares of common stock.

Based on the excess of the aggregate fair value of the common shares that could be converted immediately over the aggregate carrying value of the Series C-1 and Series D preferred stock the investors received a beneficial conversion feature that had an aggregate intrinsic value of approximately $3,445 as of the commitment date. Accordingly, the Company recorded a charge for the preferred stock beneficial conversion feature in the 2004 consolidated statement of operations resulting in an increase in the loss applicable to common stock.

Voting Rights and Dividends

All of the preferred stockholders are entitled to vote their shares as though such conversion had taken place. In addition, preferred stockholders are not entitled to preferred dividends, but are entitled to their pro rata share of dividends, if any, declared on common stock under the assumption that a conversion to common stock had occurred.

Stock Option Plan

The Company has an Incentive Stock Option Plan (the "Plan") that provides for the granting of options to employees, directors, and consultants to purchase shares of the Company's common stock. During fiscal 2001, the Company's Board of Directors approved an increase to the number of shares available for issuance from 4,000,000 to 8,000,000. The Company is required to register the additional 4,000,000 shares issuable pursuant to options exercised. The Company registered the remaining shares in November 2005. Options granted under the Plan generally vest over five years and expire after ten years. The exercise price per share may not be less than the fair market value of the stock on the date the option is granted. Options granted to persons owning more than 10% of the voting shares of the Company may not have a term of more than five years and may not be granted at less than 110% of fair market value.

In September 2004, the Board approved the 2004 Incentive Stock Option Plan (the "2004 Plan") pending stockholders' approval that provides for the granting of options to employees, directors and consultants to purchase shares of the Company's common stock. The number of shares available for issuance under the 2004 Plan is 10,000,000. Options granted under the Plan generally vest over five years and expire after ten years. The exercise price per share may not be less than the fair market value of the stock on the date the option is granted. Options granted to persons owning more than 10% of the voting shares of the Company may not have a term of more than five years and may not be granted at less than 110% of fair market value. As of September 30, 2006, 4,420,000 options were issued from the 2004 Plan, 2,220,000 options were issued to employees and 2,200,000 options were issued to non-employees for which an expense of $(15) and $120 was recognized during the years ended September 30, 2006 and 2005.

The following table summarizes the common stock options granted, cancelled or exercised under the Plan:

                                            2006                    2005
                                   ---------------------   ---------------------
                                                Weighted                Weighted
                                     Common      Average     Common      Average
                                     Stock      Exercise      Stock     Exercise
                                     Options      Price      Options      Price
                                   ----------   --------   ----------   --------
Outstanding at beginning of year    2,360,500     $1.20     1,190,500     $2.49
Granted                             1,000,000      0.03     1,220,000      0.10
Exercised                                   0                       0        --
Cancelled                             (28,500)     1.91       (50,000)     1.28
                                   ----------      ----    ----------     -----
Outstanding at end of year          3,332,000      0.88     2,360,500      1.20
                                   ==========              ==========
Exercisable at end of year          1,935,000      1.46     1,256,500      2.50
                                   ==========              ==========
Weighted average fair value of
  options granted during the
  year                             $     0.03              $      .10

The following table summarizes information on stock options outstanding under the Plan at September 30, 2006:

                      Options Outstanding              Options Exercisable
                    -----------------------   -------------------------------------
                                                Weighted
                      Options      Weighted     Average        Options     Weighted
                    Outstanding     Average    Remaining     Exercisable    Average
Range of Exercise   at September   Exercise   Contractual   at September   Exercise
      Prices          30, 2006       Price       Life         30, 2006       Price
-----------------   ------------   --------   -----------   ------------   --------
$0.03 to $1.00        2,545,000     $  .16        8.33        1,229,000     $  .26
1.01 to 2.00            415,000       1.11        4.86          352,000       1.11
3.01 to 4.00             90,000       2.42        4.61           72,000       2.42
4.01 to 5.00            177,000       4.73        3.27          177,000       3.76
5.01 to 10.00            45,000       8.50        4.36           45,000       8.50
10.01 to 12.69           60,000      12.51        3.52           60,000      12.51
                      ---------                               ---------
                      3,332,000        .88                    1,935,000       1.46
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

                                             2006                    2005
                                     --------------------   ---------------------
                                                 Weighted                Weighted
                                       Common     Average     Common      Average
                                       Stock     Exercise      Stock     Exercise
                                      Options      Price      Options      Price
                                     ---------   --------   ----------   --------
  Outstanding at beginning of year   5,750,315     $1.73     5,618,014     $3.24
  Granted                                   --        --     2,200,000      0.10
  Cancelled                           (366,190)     3.48    (2,067,699)     2.42
                                     ---------     -----    ----------     -----
  Outstanding at
  end of year                        5,384,125     $1.21     5,750,315     $1.73
                                     =========              ==========
  Options exercisable                3,864,125               4,586,513
                                     =========              ==========
Weighted average fair value of
  options granted during the year                  $ 0.0                   $ .10

Registration Requirements

The Company is obligated to register under the Securities Act of 1933 certain common shares issued or issuable in connection with acquisition agreements, private placements, the exercise of options and warrants and the conversion of notes payable and preferred stock. At September 30, 2006, the Company was obligated to but had been unable to register approximately 40,515,566 common shares then outstanding. The Company intends to register the shares as soon as possible.

Warrants Issued with Convertible Notes Payable

As of September 30, 2006, the Company had issued 8,700,000 warrants for the purchase of shares of its common stock in connection with raising $6,000 through convertible notes payable (see Note 10). The warrants are exercisable until five years from the date of issuance at a purchase price of $0.09 to $0.15 per share. All of these warrants were outstanding as of September 30, 2006.

Shares Issued Subsequent to September 30, 2006

During the period from October 1, 2006 to January 3, 2007, the Company issued 231,821,562 shares issued upon conversion of convertible notes and preferred shares, and issued 34,300,000 shares for various consulting and professional services rendered.

13. RETIREMENT PLANS

The Company and certain of its subsidiaries maintain a 401(k) retirement plan, which is a defined contribution plan covering substantially all employees in the United States. Eligible employees can contribute up to 17% of their compensation not to exceed Internal Revenue Code limits. In fiscal 2001, the Company amended its plan to require matching contributions of 50% of the employees' contribution up to 3% of gross pay. The Company's contribution is to be funded after each calendar year end in either cash or in Company stock, at the Company's option. The Company terminated the company-matching contribution effective July 2006.

The Company accrued contributions for the years ended September 30, 2006 and 2005 of $20 and $30, respectively. For the year ended September 30, 2005, the Company recorded a charge of approximately $113 in penalties and interest in connection with deficient filings of the Company's 2002 Form 5500 annual report.

14. INCOME TAXES

The components of the income tax provision included in the accompanying consolidated statements of operations for the years ended September 30, 2006 and 2005 consist of the following:

                                2006    2005
                               -----   -----
Current:
  Federal                      $  --   $  --
  Foreign                         --      --
  State                         (402)   (457)
                               -----   -----
  Total Current                 (402)   (457)
                               -----   -----
Deferred:
  Federal                         --      --
  Foreign                         --      --
  State                           --      --
                               -----   -----
  Total Deferred                  --      --
                               -----   -----
  Total income tax provision   $(402)  $(457)
                               =====   =====

The net deferred tax assets in the accompanying consolidated balance sheets as of September 30, 2006 and 2005 consist of temporary differences related to the following:

                                        September 30,
                                     -------------------
                                       2006       2005
                                     --------   --------
Deferred tax assets:
  Allowance for doubtful accounts    $      4   $      3
  Inventory                               185        179
  Net operating loss carryforwards     20,600     20,722
  Capital loss carryforwards            1,824      1,850
  Accrued expenses                        849        951
                                     --------   --------
Total deferred tax assets              23,462     23,705
                                     --------   --------
Deferred tax liabilities:
  Depreciation                            (14)       (15)
                                     --------   --------
Total deferred tax liabilities            (14)       (15)
                                     --------   --------
Valuation allowance                   (23,448)   (23,690)
                                     --------   --------
Net deferred tax assets              $     --   $     --
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

A valuation allowance on the net deferred tax assets has been provided based on the Company's assessment of its ability to realize such assets in the future. For the years ended September 30, 2006 and 2005 the valuation allowance for net deferred tax assets decreased by $242 and $2,225, respectively, as a result of net changes in temporary differences.

The Company believes that as of September 30, 1999, an ownership change under
Section 382 of the Internal Revenue Code occurred. The effect of the ownership change would be the imposition of annual limitations on the use of the net operating loss carryforwards attributable to the periods before the change.

At September 30, 2006, the net operating loss carryforwards available to offset future taxable income consist of approximately $53,963 in Federal net operating losses, which will expire in various amounts through 2025, and state net operating losses of approximately $37,559 which will expire in various amounts through 2012. These net operating losses also may be limited due to ownership changes, the effect of which has not yet been determined by the Company. Total net operating losses available in foreign jurisdictions are approximately $3,800 none of which relate to periods prior to the acquisition of certain subsidiaries by the Company. No pre-acquisition net operating losses were utilized during fiscal 2006 and 2005. Based on the fact that the remaining European subsidiaries are in liquidation, the Company does not anticipate utilizing the European net operating losses. The capital loss carryforward at September 30, 2006 of $1,824 has no expiration date, but utilization is limited to the extent of capital gains generated by the Company.

The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or tax benefits. For the state fiscal years through 2007 (July 1, 2006 to June 30, 2007) the Company had approximately $2,890 of total tax benefit available from net operating loss carryforwards that were saleable, of which New Jersey permitted the Company to sell approximately $596. On December 20, 2006, the Company received approximately $511 from the sale of these benefits which will be recognized as a tax benefit in the first quarter of fiscal 2007.

If still available under New Jersey law, the Company will attempt to obtain approval to sell the remaining available net operating losses of approximately $2,463 between July 1, 2007 and June 30, 2008. This amount, which is a carryover of its remaining tax benefits from state fiscal year 2007 and prior years, may increase if the Company incurs additional tax benefits during state fiscal year 2008. The Company cannot estimate, however, what percentage of its saleable tax benefits New Jersey will permit it to sell, how much it will receive in connection with the sale, if it will be able to find a buyer for its tax benefits or if such funds will be available in a timely manner.

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                             2006    2005
                            -----   -----
  Statutory rate             34.0%   34.0%
Effect of:
  Valuation allowances      (34.0)  (34.0)
  State income taxes, net   (24.0)   (8.0)
                            -----   -----
Effective income tax rate   (24.0)%  (8.0)%
                            =====   =====

There are no undistributed earnings of the Company's foreign subsidiaries at September 30, 2006 and 2005. In the event of a distribution of foreign earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

15. COMMITMENTS AND CONTINGENT LIABILITIES

Leases

The Company and its subsidiaries lease office facilities and certain office equipment under operating leases that expire at various dates through 2009.

Rent expense for the years ended September 30, 2006 and 2005 was approximately $237 and $240, respectively.

The minimum lease payments (including common area maintenance charges) under non-cancellable operating leases as of September 30, 2006, that have initial or remaining terms in excess of one year are as follows:

2007   $227
2008    109
2009     27
       ----
       $363
       ====

In addition, we lease approximately 2,000 square feet of office space in Paramus, New Jersey, which has been subleased. The lease expires in May 2008. We pay and expense $4 a month, but at the same time we offset $3 a month that we receive from the subleasee against rent expense.

Pending Litigation

      From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as referenced below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

      We are party to a number of claims, which have been previously disclosed by us. Since such amounts have already been recorded in accounts payable or accrued liabilities, these claims are not expected to have a material affect on our stockholders' deficiency. However, they could lead to involuntary bankruptcy proceedings. Those are as follows:

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

      b) As part of the settlement entered into between the Company and three former principals of a company acquired by the Company in 2000, consent judgments in the amount of approximately $1,000 each were entered against the Company on July 19, 2002. The Company is currently negotiating with the former owners to accept forms of payment other than cash. However, there can be no assurance that a non-cash settlement will be concluded. As of the date of this filing, the judgments have not been paid.

      c) In connection with the liquidation of our European operations, specifically VSM Italia S.r.l. ("VSM"), our wholly owned subsidiary, on July 25, 2005 an action was commenced against us, the Board of Directors of VSM, its auditing committee, and its auditors, in the Civil Court of Milan, Italy, captioned Bankrupt V.S.M. Italia S.r.l. in liquidation- n. 559/02. The complaint alleges that at the end of calendar year 2000 and beginning of 2001, VSM lacked "liquidity", had incurred large liabilities, and was undercapitalized. As a result, the complaint alleges, among other things, that liquidation proceedings should have started at the end of year 2000, and continuing to run the business until June 30, 2002 damaged VSM in the amount of Euro 2,600. While limited by financial constraints from concluding any agreement, we are exploring settlement options with our Italian counsel.

Recently Settled Judgments

      On or about November 6, 2006 we settled for $10 a judgment previously disclosed and accrued by us in a matter commenced in the Superior Court of New Jersey captioned Scansource, Inc. vs. Vertex Interactive, Inc. The judgment was in the amount of $142. The action alleged nonpayment by Vertex for computer hardware.

      On or about December 19, 2006 we settled for $280 to be paid in equal monthly installments of $6, a judgment previously disclosed and accrued by us in a matter commenced in the Supreme Court of the State of New York, County of Suffolk, entitled Bautista v. Vertex Interactive, Inc and Renaissance Software, Inc. The judgment was in the amount of $350. The action was brought by a former employee claiming breach of his employment agreement.

      On or about January 3, 2007 we settled for $5 a judgment in the amount of $12 obtained in the matter captioned SM Financial Services Corporation v. Vertex Interactive, Inc., Superior Court of New Jersey, Middlesex County. The claim was for money owing for exhibition rental space.

PAYROLL OBLIGATIONS

      As a result of our cash constraints, we had fallen as much as two to three months behind in meeting our payroll obligations to our employees subsequent to September 30, 2002. As a result, we entered into a Consent Order and Agreement with the New Jersey Department of Labor which provided for monthly payments of $30, which commenced on June 1, 2004. Although payments were made through August 31, 2005, no subsequent payments were made until December 20, 2006, when we paid $204, and reduced this aggregate obligation to $112.

      In addition, a number of former employees of a California based division of ours had filed claims with the California Department of Labor for non payment of wages for the second half of July 2002; the final payroll prior to the closing of the division. In July 2003, these claims were heard by the California Department of Labor, which awarded the amounts claimed, together with interest and penalties originally aggregating approximately $100. The remaining obligation is included in the New Jersey Department of Labor Consent Order and Agreement above.

      We believe, although there can be no assurances, that the remaining payroll obligations including penalties as of September 30, 2006 will be satisfied by the calendar year ending December 31, 2007.

Employment Agreements

      In connection with the acquisition in January 2005, we entered into an employment agreement with Brad L. Leonard to serve as Vice President General Manager - Sales, Cape Systems. Pursuant to the employment agreement, Mr. Leonard will receive an annual salary of $110. He was granted options to purchase 1,000,000 shares of common stock at $0.10 per share upon execution, of which 200,000 options vest immediately and the balance of 800,000 options vest over a period of five years. The employment agreement can be terminated by the Company upon 30 days written notice to Mr. Leonard and by Mr. Leonard upon written notice to the Company for just cause, as defined therein.

      On January 12, 2005, we entered into a Consulting Agreement with IMC Development Group ("IMC"), which is owned by Peter and Elizabeth Ayling. Pursuant to the Consulting Agreement, we retained IMC for a period of 18 months, which was then automatically renewable on a month-to-month basis. IMC was paid
7 pounds per month (approximately $14 per month based on current exchange rates), IMC was granted options to purchase 1,800,000 shares of common stock upon execution, of which 300,000 options vest immediately and the balance of 1,500,000 options vest over a period of three years and are exercisable at $0.10 per share. Pursuant to this Consulting Agreement, Mr. Ayling served as our Vice President of Marketing and Head of International Marketing.

      This Consulting Agreement was amended on August 4, 2006. Pursuant to the amended agreement, commencing February 1, 2007, IMC will receive per diem compensation with a specified minimum number of days per month and expense reimbursement. This agreement expires on December 31, 2007. On Oct 5, 2006, stock options granted in connection with the acquisition were cancelled and 3,800,000 shares of stock were issued in return for which the Company recognized $8 in expense. Mr. Ayling remains as Head of International Marketing.

16. RELATED PARTY TRANSACTIONS

      The Company hired Mr. David Sasson as acting Chief Operating Officer effective May 1, 2005. Mr. Sasson is also a 50% owner of a privately held company, Open Terra, which provides customer service and technical support to the Company. During the year ended September 30, 2006, the Company incurred cost of $84 for these services of which $7 is due and payable as of September 30, 2006.

      In addition, in connection with the Cape acquisition, we entered into a consulting agreement with IMC, which is owned by Peter Ayling, for which we paid $193 for these services.

17. GEOGRAPHIC AREA DATA

      The Company operated in one business segment in North America in 2004 prior to the acquisition of Cape Systems in January 2005. After the acquisition of Cape Systems, the Company still operates only in one segment and has operations in North America and the United Kingdom.

      The following geographic information presents total revenues and identifiable assets as of and for the years ended September 30, 2006 and 2005, respectively:

                       2006     2005
                      ------   ------
Revenues
  North America        2,728   $3,351
  United Kingdom         796      428
                      ------   ------
                      $3,524   $3,779
                      ======   ======
Identifiable assets
  North America       $   23   $   30
  United Kingdom          10       15
                      ------   ------
                      $   33       45
                      ======   ======

18. SUBSEQUENT EVENTS

      (a) On October 31, 2006, we entered into a Securities Purchase Agreement for the sale of $370 in secured convertible notes and (ii) warrants to purchase 3,000,000 shares of our common stock to accredited investors.

            The secured convertible notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the OTC bulletin board for the 20 trading days before but not including the conversion date.

            The investors have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock.

            The warrants are exercisable until October 2013 at a purchase price of $0.01 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, we will not receive any proceeds and the holder will receive a reduced number of shares equal to the amount of cash that would have been received. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

      (b) On December 13, 2006, we entered into a Securities Purchase Agreement for the sale of $400 in secured convertible notes and (ii) warrants to purchase 2,000,000 shares of our common stock to accredited investors.

            The secured convertible notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of $0.09 per share or 40% of the average of the three lowest intraday trading prices for the common stock on the OTC bulletin board for the 20 trading days before but not including the conversion date.

            The investors have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock.

            The warrants are exercisable until December 2013 at a purchase price of $0.01 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, we will not receive any proceeds and the holder will receive a reduced number of shares equal to the amount of cash that would have been received. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

            In addition to being in default pursuant to secured convertible notes issued pursuant to the securities purchase agreements dated August 8, 2006, August 10, 2005, January 11, 2005 and April 28, 2004 (the
      "SPAs"), we are currently also in default of the October 30, 2006 and December 13, 2006 Securities Purchase Agreements. Pursuant to the SPAs and the two subsequent securities purchase agreements, we are obligated to have two times the number of shares that the convertible notes are convertible into both authorized and registered pursuant to an effective registration statement. We filed a registration statement on Form S-1, as amended, that was declared effective by the Securities and Exchange Commission on August 9, 2004. All of the shares of common stock underlying the secured convertible notes that were registered on the Form S-1 have been issued. On April 26, 2005, we filed a registration statement on Form SB-2 registering additional shares to be issued upon conversion of the secured convertible notes pursuant to the SPAs. This Form SB-2 was declared effective on July 24, 2006. However, given the conversion privileges in the various financing agreements, at the current market price of our stock, we are still in default.

      (c) On or about November 6, 2006 we settled for $10 for an action previously disclosed and accrued by us which was commenced in the Superior Court of New Jersey captioned Scansource, Inc. vs. Vertex Interactive, Inc. The action had demanded $142 to be due to Scansource for non-payment by the Company for computer hardware.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

      Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of September 30, 2006 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

      There was one change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the third quarter of fiscal 2006, we determined we had not accurately made two entries with respect to the issuance of equity securities. One instance related solely to the recording of the stock issuance on June 29 instead of July 7 while the other related to an omission of the issuance of 300,000 shares with a value of $6,000. We have instituted a policy requiring the controller, at the end of each quarter, to reconcile the accounting records to the stock issuance report prepared and maintained by the corporate secretary to ensure that all equity issuances have been properly recorded.

ITEM 8B - OTHER INFORMATION

NONE.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Names:                 Ages   Titles:                                       Board of Directors
--------------------   ----   -------------------------------------------   ------------------
Hugo H. Biermann        57    Executive Chairman                            Director
Nicholas R. H. Toms     58    Chief Executive Officer and Chief Financial   Director
                              Officer
Otto Leistner           67                                                  Director
David Sasson            37    Chief Operating Officer and Chief Technical
                              Officer
Brad Leonard            50    V.P. - Business Development
Barbara H. Martorano    50    Secretary

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

      Brad Leonard has served as our V.P. - Business Development since January 2005. Prior to the time, Mr. Leonard served as the VP of Business Development with Cape Systems, Inc. since 1984. Prior to joining Cape Systems, Inc. Mr. Leonard was a Packaging Engineer with General Dynamics, Miles Laboratories and Frito-Lay. Mr. Leonard has a BA from the University of Wisconsin and an MBA from Indiana University.

      Barbara H. Martorano joined us in June 1990 and has served in a variety of positions, including Sales Order Processing Coordinator, Office Administrator, Executive Assistant to the President, CEO and Chairman of the Board, as well as Corporate Secretary as of January 17, 1996.

Operation of Board of Directors and Committees

      The Board of Directors met seven times during the fiscal year ended September 30, 2006. Standing committees of the Board include a Stock Option/Compensation Committee. The Company does not have a Nominating Committee. During the time in which they were members, all directors attended in excess of 75% of the meetings.

      While the Company does not have a formal Audit Committee, the full Board of Directors takes on that responsibility. Pursuant to the Audit Committee Charter, the Committee's primary duties and responsibilities are to 1) serve as an independent and objective party to monitor the Corporation's financial reporting process and internal control system; 2) review and appraise the audit efforts of the Corporation's independent accountants; and 3) provide an open avenue of communication among the independent accountants, financial and senior management and the Board of Directors. Therefore, Audit Committee meetings primarily were combined with regular Board Meetings and included full Board participation. There were four meetings during the 2006 fiscal year during which Audit Committee agenda items were addressed.

      As of September 30, 2006 the Stock Option/Compensation Committee was comprised solely of Messr. Leistner. The Committee's primary functions are to determine remuneration policies applicable to the Company's executive officers and to determine the bases of the compensation of the Chief Executive Officer, including the factors and criteria on which such compensation is to be based. The Committee also administers the Company's Stock Option Plan. Stock Option/Compensation Committee Meetings primarily were combined with regular Board Meetings and included full Board participation.

Compensation of Directors

      During fiscal year 2006, no cash compensation was received by its non-employee Directors, Hugo Biermann or Otto Leistner. Instead they each received, along with Nic Toms, 1,800,000 shares in unregistered stock with an assigned value of approximately $36,000 for services provided in 2006. The Company reimburses directors for their reasonable out-of-pocket expenses with respect to board meetings and other Company business.

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

ITEM 10. EXECUTIVE COMPENSATION.

      We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives. With the exception of Brad Leonard, we currently have no written employment agreements with any of our officers, however, the following shows the annual salaries, bonuses and stock awards for our officers and executives:

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term Compensation
                                                                       --------------------------------------------------
                                         Annual Compensation                     Awards                    Payouts
                                 -----------------------------------   -------------------------   ----------------------
                                                          Other        Restricted    Securities
                                  Annual   Annual        Annual           Stock      Underlying     LTIP       All Other
  Name and Principal    Fiscal    Salary    Bonus   Compensation (1)     Awards     Options/SARs   Payouts   Compensation
       Position          Year      ($)       ($)           ($)             ($)           (#)         ($)          ($)
---------------------   ------   -------   ------   ----------------   ----------   ------------   -------   ------------
Nicholas R. H. Toms,
CEO and CFO              2006     96,055      0         16,406           46,226           0           0            0
                         2005     56,369      0         14,569           50,000           0           0            0
                         2004     56,079      0         10,678                0           0           0            0
David Sasson, COO &
CTO                      2006     76,652      0         63,852 (2)       60,000           0           0            0
                         2005     22,560      0         57,762 (2)            0           0           0            0
                         2004     74,057      0         37,108 (2)            0           0           0            0
Brad Leonard, Vice
President, Business
Development              2006    114,070      0         10,176                0           0           0            0
                         2005     81,479      0          2,875                0           0           0            0
                         2004          0      0              0                0           0           0            0
Peter Ayling, Head of
International
Marketing (3)            2006          0      0        192,849                0           0           0            0
                         2005          0      0        119,700                0           0           0            0
                         2004          0      0              0                0           0           0            0
Heidi Larsen, Head of
Sales                    2006    107,732      0         10,700                0           0           0            0
                         2005     97,956      0          2,867                0           0           0            0
                         2004          0      0              0                0           0           0            0

(1) Other Annual Compensation reflect health benefits paid by the company, plus items (2) and (3) below where applicable

(2)  Pro rata share of payments to Open Terra

(3)  Through IMC Development Group

Employment Agreements

Brad L. Leonard

      On January 12, 2005, we entered into an Employment Agreement with Brad L. Leonard to serve as Vice President General Manager - Sales, Cape Group. Pursuant to the Employment Agreement, Mr. Leonard will receive an annual salary of $110,000. 200,000 stock options were granted upon execution and Mr. Leonard will receive 160,000 stock options each year employed, commencing January 12, 2006, for a period of five years. We can terminate the Employment Agreement upon 30 days written notice to Mr. Leonard and by Mr. Leonard upon written notice to us.

Peter Ayling

      On January 12, 2005, we entered into a Consulting Agreement with IMC Development Group, which is owned by Peter and Elizabeth Ayling. Pursuant to the Consulting Agreement, we retained IMC Development Group for a period of 18 months, which was then automatically renewable on a month-to-month basis. IMC Development Group was paid (pound)7,500 pounds per month (approximately $14,250 per month based on current exchange rates), 300,000 stock options were granted upon execution and IMC Development Group received 500,000 stock options each year the Consulting Agreement was in place, commencing January 12, 2006. Pursuant to this Consulting Agreement, Mr. Ayling served as our Vice President of Marketing and Head of International Marketing.

      This Consulting Agreement was amended on August 4, 2006. Pursuant to the amended agreement, commencing February 1, 2007, IMC Development Group will receive per diem compensation with a specified minimum number of days per month and expense reimbursement. This agreement expires on December 31, 2007. Stock options granted in connection with the acquisition and pursuant to the cancelled Consulting Agreement were cancelled and 3,800,000 shares of stock were issued in return for which the Company recognized $8,360 in expense. Mr. Ayling remains as Head of International Marketing.

Stock Option Grants in Last Fiscal Year

      On March 16, 2006, the Company issued options to acquire 1,000,000 shares of the Company's common stock at an exercise price of $0.03 per share. These options were terminated by mutual agreement in October 2006.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      The following table describes for the named executive officers, the exercisable and unexercised options held by them as of September 30, 2006. No options were exercised by the named executive officers in fiscal 2006. The "Value of Unexercised In-the-Money Options at Fiscal Year End" is based on a value of $.002 per share, the closing price of Cape Systems' common stock on the OTCBB, on September 30, 2006 less the per share exercise price, multiplied by the number of shares to be issued upon exercise of the options.

                    Number of Securities          Value of unexercised
                   Underlying unexercised         in-the-money options
                 Options at fiscal year end       at fiscal year end
                ---------------------------   ---------------------------
Name            Exercisable   Unexercisable   Exercisable   Unexercisable
-------------   ---------------------------   ---------------------------
Hugo Biermann     475,000             --          n/a            n/a
Nicholas Toms     475,000             --          n/a            n/a
Brad Leonard      360,000        640,000          n/a            n/a

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

      Under the current terms of the 401(k) Plan, employees may elect to defer from Federal income tax up to 17% of their annual compensation, not to exceed Internal Revenue Code limits and have it contributed to the 401(k) Plan on their behalf. Beginning January 1, 2001, the Company contributed 50% of an employee's salary deferral up to 6% or a 3% match. The Company match portion was suspended in July 2006. The Company's contribution is to be funded after each calendar year end, with either cash or Cape Systems' common stock, at the Company's option. The salary deferrals are fully vested, while the Company's contributions vest 20% upon the completion of the first year of service and 20% each successive year thereafter, until completion of the fifth year of service or, if earlier, upon the death, disability or retirement of the participant. Benefits under the 401(k) Plan are generally distributed in a lump sum following the participant's retirement, death, disability or termination of employment, or in a case of hardship, prior to the termination of the participant's employment.

      The Company accruals for the years ended September 30 were $20,000 for 2006 and $30,000 for 2005. For the year ended September 30, 2005, the Company recorded a charge of approximately $113,000 in penalties and interest in connection with delinquent filings of the Company's Form 5500 annual reports.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth certain information regarding beneficial ownership of our common stock as of January 3, 2007:

      o by each person who is known by us to beneficially own more than 5% of our common stock;

      o     by each of our officers and directors; and

      o     by all of our officers and directors as a group.

                                                             NUMBER OF       PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER   TITLE OF CLASS    SHARES OWNED (1)      CLASS (2)
------------------------------------   --------------   ------------------   -------------
Hugo H. Biermann                       Common Stock         9,663,010 (3)         2.24%
3619 Kennedy Road
South Plainfield, New Jersey 07080

Nicholas R. H. Toms                    Common Stock        10,704,293 (4)         2.48%
3619 Kennedy Road
South Plainfield, New Jersey 07080

Otto Leistner                          Common Stock         9,452,875 (5)         2.19%
3619 Kennedy Road
South Plainfield, New Jersey 07080

Barbara Martorano                      Common Stock            27,000 (6)             *
3619 Kennedy Road
South Plainfield, New Jersey 07080

David Sasson                           Common Stock         4,500,000             1.04%
3619 Kennedy Road
South Plainfield, New Jersey 07080

Brad Leonard                           Common Stock           520,000 (6)             *
3619 Kennedy Road
South Plainfield, New Jersey 07080

All Officers and Directors             Common Stock        34,867,178 (7)         8.07%
As a Group (6 persons)

Paine Webber Custodian                 Common Stock        41,666,667 (8)         8.82%
F/B/O Wayne Clevenger
177 Madison Avenue
Morristown, New Jersey 07960

Joseph Robinson                        Common Stock        41,666,667 (8)         8.82%
177 Madison Avenue
Morristown, New Jersey 07960




O'Brien Ltd Partnership                Common Stock        41,666,667 (8)         8.82%
177 Madison Avenue
Morristown, New Jersey 07960

MidMark Capital L.P.                   Common Stock        34,561,664 (9)         7.52%
177 Madison Avenue
Morristown, New Jersey 07960

MidMark Capital II L.P.                Common Stock     7,016,906,167 (10)       94.22%
177 Madison Avenue
Morristown, New Jersey 07960

Pitney Bowes, Inc.                     Preferred A          1,356,852              100%
One Elmcroft Road
Stamford, Connecticut 06926

Pitney Bowes, Inc.                     Preferred B              1,000              100%

MidMark Capital II L.P.                Preferred C-1              697            78.40%

Paine Webber Custodian                 Preferred C-1               50             5.62%
F/B/O Wayne Clevenger

Joseph Robinson                        Preferred C-1               50             5.62%

O'Brien Ltd Partnership0               Preferred C-1               50             5.62%

MidMark Capital II L.P.                Preferred D              7,615              100%

* Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of January 3, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding include 430,743,727 common shares; 1,356,852 Preferred "A" Shares; 1,000 Preferred "B" Shares; 889 Preferred "C-1" Shares and 7,615 Preferred "D" Shares outstanding as of January 3, 2007.

(3) Includes 475,000 shares issuable pursuant to presently exercisable options and 9,188,010 shares held in the name of Bunter BVI Limited of which Mr. Biermann may be deemed to be a beneficiary. Mr. Biermann, however, disclaims such beneficial ownership.

(4) Includes 475,000 shares issuable pursuant to presently exercisable options, 7,000 shares held by his wife, Caroline Toms, and 75,000 shares held in a trust for the benefit of his daughter, Catherine Toms, of which Mr. Toms is the trustee. Mr. Toms, however, disclaims such beneficial ownership of the shares owned by his wife and in the trust.

(5) Includes 30,000 shares issuable pursuant to presently exercisable options.

(6) Represents shares issuable pursuant to presently exercisable options.

(7) Includes 1,367,000 shares issuable pursuant to presently exercisable options and 9,188,010 shares held by a company for which by Mr. Biermann disclaims beneficial ownership.

(8) Represents shares issuable upon conversion of class C-1 convertible preferred stock.

(9) Includes 28,333,334 shares issuable upon conversion of class C-1 convertible preferred stock and 300,000 shares issuable pursuant to presently exercisable options.

(10) Includes 6,345,833,334 shares issuable upon conversion of class D convertible preferred stock, and 670,833,334 shares issuable upon conversion of class C-1 convertible preferred stock.

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

21.1 Subsidiaries (incorporated by reference to the registration statement on Form S-1 filed June 22, 2004).

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

AUDIT FEES

      The aggregate fees billed and anticipated by our auditors for professional services rendered for the audit of the Company's annual financial statements during the years ended September 30, 2006 and 2005, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q and the registration statement during the fiscal years then ended were approximately $257,000 and $316,000, respectively.

TAX FEES

      J.H. Cohn LLP billed the Company approximately $38,000 and $40,000 for tax related work during fiscal years 2006 and 2005, respectively.

ALL OTHER FEES

      J.H. Cohn LLP did not bill the Company for any other services during fiscal years 2006 and 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPE SYSTEMS GROUP, INC.


Date: January 16, 2007                  /s/ NICHOLAS R. H. TOMS
                                        ----------------------------------------
                                        Nicholas R. H. Toms
                                        Chief Executive Officer (Principal
                                        Executive Officer) and Chief Financial
                                        Officer (Principal Financial Officer and
                                        Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                      Position                    Date
----------------------------   ------------------------------   ----------------


/s/ NICHOLAS R. H. TOMS        Chief Executive Officer          January 16, 2007
----------------------------   (Principal Executive Officer),
Nicholas R. H. Toms            Chief Financial Officer
                               (Principal Financial Officer
                               and Principal Accounting
                               Officer) and Director


/s/ HUGO H. BIERMANN           Chairman of the Board of         January 16, 2007
----------------------------   Directors
Hugo H. Biermann


/s/ OTTO LEISTNER              Director                         January 16, 2007
----------------------------
Otto Leistner