Form 10QSB
period 2006-12-31
CAPE SYSTEMS GROUP, INC
filed 2007-02-20
CIK 779681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-15066

CAPE SYSTEMS GROUP, INC.
(Exact name of registrant as specified on its charter)

New Jersey	22-2050350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3619 Kennedy Road
South Plainfield, New Jersey 07080
(Address of principle executive offices)

(908) 756-2000

(Registrant’s telephone number, including area code)Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Common stock, par value $.005 per share: 490,888,727 shares outstanding as of February 1, 2007.

Preferred stock, Series "A", par value $.01 per share: 1,356,852 shares outstanding as of February 1, 2007.

Preferred stock, Series "B", par value $.01 per share: 1,000 shares outstanding as of February 1, 2007.

Preferred stock, Series "C-1", par value $.01 per share: 876 shares outstanding as of February 1, 2007.

Preferred stock, Series "D", par value $.01 per share: 7,615 shares outstanding as of February 1, 2007.

INDEX

PART I	FINANCIAL INFORMATION

	ITEM 1	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets as of December 31, 2006 (Unaudited) and September 30, 2006	3-4

		Condensed Consolidated Statements of Operations for the three months ended December 31, 2006 and 2005 (Unaudited)	5

		Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the three months ended December 31, 2006 (Unaudited)	6-7

		Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2006 and 2005 (Unaudited)	8

		Notes to Condensed Consolidated Financial Statements (Unaudited)	9-20

	ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-24

	ITEM 3	Controls and Procedures	25

PART II	OTHER INFORMATION

	ITEM 1	Legal proceedings	26
	ITEM 2	Unregistered sales of equity securities and use of proceeds	26
	ITEM 3	Defaults upon senior securities	26
	ITEM 4	Submission of matters to a vote of security holders	27
	ITEM 5	Other information	27
	ITEM 6	Exhibits	27

	SIGNATURES		28

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2006 (Unaudited)
(In thousands except share and per share data)

ASSETS

CURRENT ASSETS:
Cash	$543
Accounts receivable, less	381
allowance for doubtful accounts of $10
Inventories, net of valuation allowance	187
Prepaid expenses and other current assets	160
Total current assets	1,271

Equipment and improvements, net of
accumulated depreciation and amortization of $729	29

Deferred financing costs,
net of accumulated amortization of $374	133
Goodwill	341
Other intangible assets, net of accumulated
amortization of $1,039	508
Other assets	66
Total assets	$2,348

See notes to unaudited condensed consolidated financial statements.

CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2006 (Unaudited)
(In thousands except share and per share data)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Notes payable	$1,227
Mandatory redeemable Series D preferred stock -
504 shares at redemption value	505
Accounts payable	2,738
Payroll and related benefits accruals	1,421
Litigation related accruals	2,655
Other accrued expenses and liabilities	4,268
Customer deposits	92
Deferred revenue	684
Long-term convertible notes payable	5,986
Estimated remaining net liabilities associated
with subsidiaries in liquidation	7,778
Total current liabilities	27,354

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Series A preferred stock, par value
$.01 per share; 2,000,000 shares authorized, 1,356,852 shares issued and outstanding
($10,000 aggregate liquidation preference)	14

Series B preferred stock, par value $0.01 per share; 1,000 shares authorized,
1,000 shares issued and outstanding($1,000 aggregate liquidation preference)

Series C-1 preferred stock, par value $0.01 per share; 10,000 shares authorized,
889 shares issued and outstanding ($889 aggregate liquidation preference)

Series D preferred stock, par value $0.01 per share; 10,000 shares authorized, 7,111 shares issued and outstanding (excluding
504 shares subject to mandatory redemption)($7,110 aggregate liquidated preference)

Common stock, par value $.005 per share; 1,000,000,000 shares authorized; 430,743,726 shares issued	2,154
Additional paid-in capital	171,153
Subscriptions receivable	(66)
Accumulated deficit	(196,010)
Accumulated other comprehensive loss	(2,184)
Less: Treasury stock, 87,712 shares of common stock (at cost)	(67)
Total stockholders' deficiency	(25,006)

Total liabilities and stockholders' deficiency	$2,348

See notes to unaudited condensed consolidated financial statements.

CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share and per share data)

	For the Three Months
	Ended December 31,
	2006	2005

Revenues	$845	$901
Cost of sales	457	427
Gross profit	388	474
Operating expenses:
Selling and administrative	880	956
Depreciation and amortization	173	133
Total operating expenses	1,053	1, 089
Operating loss	(665)	(615)
Other income(expense):
Interest expense - including beneficial
conversion charge of $770 and $200	(958)	(465)
Gain on settlements of liabilities	103	300
Other	2	5
Net other expense	(853)	(160)

Loss before credit for income taxes	(1,518)	(775)
Credit for sale of state tax benefits	(511)	(401)
Net loss	$(1,007)	$(374)
Net loss per share of common stock:
Basic and Diluted	($.00)	($.00)

Weighted average number of shares outstanding:
Basic and Diluted	296,039,087	94,519,559

See notes to unaudited condensed consolidated financial statements.

CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
(Unaudited)
(In thousands except share and per share data)

					Additional
	Preferred Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital
Balance September 30, 2006	1,365,960	$14	164,622,164	$823	$171,451
Conversion of notes payable into common stock			138,000,000	690	(531)
Conversion of Series C-1 preferred stock into common stock	(108)		93,821,562	469	(469)
Common stock issued in exchange for services			34,300,000	172	(72)
Beneficial conversion feature related to convertible notes					770
Stock based compensation & variable options charges					4
Net loss
Change in unrealized foreign exchange translation losses (A)			--		--
Balance December 31, 2006	1,365,852	$14	430,743,726	$2,154	$171,153

(A) Comprehensive loss for the three months ended December 31, 2006 and 2005 was $1,300 and $261, respectively.

See notes to unaudited condensed consolidated financial statements.

CAPE SYSTEMS GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
(Unaudited)
(Continued)
(In thousands except share and per share data)

			Accumulated
			Other
	Accumulated	Subscriptions	Comprehensive	Treasury
	Deficit	Receivable	Loss	Stock	Total
Balance September 30, 2006	$(195,003)	$(66)	$(1,891)	(67)	$(24,739)
Conversion of notes payable into common stock					159
Conversion of Series C-1 preferred stock into common stock					0
Common stock issued in exchange for services					100
Beneficial conversion feature related to convertible notes					770
Stock based compensation & variable options charges					4
Net loss	(1,007)				(1,007)
Change in unrealized foreign
exchange translation losses (A)			(293)		(293)
Balance December 31, 2006	$(196,010)	$(66)	$(2,184)	(67)	$(25,006)

(A) Comprehensive loss for the three months ended December 31, 2006 and 2005 was $1,300 and $261, respectively.

See notes to unaudited condensed consolidated financial statements.

CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands except share and per share data)

	For the Three Months Ended
	December 31,
	2006	2005
Cash Flows from Operating Activities:

Net loss	$(1,007)	$(374)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	173	133
Common stock issued in exchange for services	100	120
Amortization of deferred financing costs	14	42
Stock based compensation & variable option charges	4	41
Charges to interest expense for beneficial
conversion features of note payables	770	200
Gain on settlements of liabilities	(103)	(300)
Changes in operating assets and liabilities:
Accounts receivable	(96)	(30)
Inventories	28	24
Prepaid expenses and other current assets	11	96
Accounts payable	(352)	(163)
Customer deposits	(71)
Accrued expenses and other liabilities	101	97
Other assets	(5)
Deferred revenue	93	17
Net cash used in operating activities	(340)	(97)
Cash flows used in investing activities:
Additions to equipment and improvements	(16)	--
Cash flows from financing activities:
Proceeds from convertible notes payable	770	200
Deferred financing costs	(41)	(21)
Net cash flows provided by financing activities	729	179

Net increase in cash	373	82
Cash at beginning of period	170	239
Cash at end of period	$543	$321

Cash paid for interest	--	--

Noncash investing and financing activities:
Long-term convertible notes payable
converted into common stock	$159	$16
Preferred stock converted into common stock	$--	$--
Common stock issued for payment of liabilities	$--	$20

See notes to unaudited condensed consolidated financial statements.

CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF BUSINESS AND BASIS FOR PRESENTATION
(In thousands except share and per share data)

Background and Description of Business

CAPE SYSTEMS GROUP, Inc. ("Cape" or “Vertex” or "we" or "our" or the "Company") is a provider of supply chain management technologies, including enterprise software systems and applications, software integration solutions, and packaged software. Our current offerings are currently separated into two main categories, “enterprise systems” (software and hardware) and “packaged software”. Our suite of solutions, both enterprise and packaged, were specifically developed (or acquired) to provide customers with an immediate and demonstrable value proposition: the quantifiable reduction of packaging, labor, inventory, distribution and/or logistics costs.

In enterprise systems, we design, develop, produce, market and support a suite of Linux and Windows-based enterprise warehouse management system (“WMS”) software and “light-directed” systems for inventory, warehouse and distribution center management. The WMS technology includes a number of standard functions that can be custom configured to suit the physical warehouse and inventory control requirements of the customer and can be installed on a stand alone basis or integrated with the customer’s core enterprise system such as SAP. The system is scalable as a “top tier” product that is defined as able to handle warehouse space in excess of 250,000 square feet and at least 100 simultaneous users of wireless devices at any one time. While these solutions are applicable to a wide variety of industries, our current enterprise customer list includes companies in the pharmaceutical, consumer goods, cosmetics, publishing, third-party logistic, and retail industries. From our offices in North America, we provide a full range of software and hardware services including: reselling third party software and hardware as part of our integrated solutions; and providing maintenance, on a 24-hour, 7-days a week, 365-days a year basis.

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

The Company’s symbol on the OTC bulletin board was changed to “CYSG” on April 8, 2005.

Going Concern Matters

Based upon our substantial working capital deficiency ($26,083) and stockholders' deficiency ($25,006) at December 31, 2006, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on various liabilities and the uncertainty of our liquidity-related initiatives described in detail below, there is substantial doubt as to our ability to continue as a going concern.

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

CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Outlook:

We had current obligations at December 31, 2006 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, short-term debt and related interest, capital expenditures, and to pay liabilities that could arise from litigation claims and judgments.

Our sources of ongoing liquidity include the cash flows from our operations, potential new credit facilities and potential additional equity investments. Consequently, the Company continues to aggressively pursue obtaining additional debt and equity financing and the restructuring of certain existing debt obligations. In addition, it has structured its overall operations and resources to concentrate on high margin enterprise products and services and packaged software that has either potential enterprise application or sales to a different market segment. However, in order to remain in business, the Company must raise additional cash in a timely fashion.

Initiatives Completed or in Process:

The following initiatives related to raising required funds, settling liabilities and/or increasing core WMS revenues have been completed or are in process:

(i) We have integrated the Cape acquisition and realigned our sales and marketing efforts to focus on high dollar-value software and hardware transactions, are implementing a sales strategy with multiple and extended channels of distribution in certain potential high-growth areas, and are pursuing strategic relationships with companies offering complementary products or services. Additionally, within the confines of our current financial condition, we have retained additional engineering and software technical expertise, which functions were formerly partially outsourced, to enhance our product development and R&D activities. As a result, we have executed a contract with a client for the development of custom-made software to integrate robotic handling capabilities and an enhanced version of our pallet optimization technology and have also received an order for beta-site testing of our new dashboard product.

(ii) After being unsuccessful in attempting to sell our five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet (Italy) and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. The liquidations of Vertex UK and Vertex France are now complete. Upon legal resolution of the approximately $7,778 as of December 31, 2006 of net liabilities of the three remaining Italian entities, we may recognize additional non-cash gains (at no significant cash outlay), however the amount and timing of such gains and cash outlay, if any, is dependent upon the decisions to be issued by the respective court appointed liquidators. We have been in contact with our Italian counsel on this issue; however, we have not actively pursued settlements with the court appointed liquidators as a result of our limited financial resources.

(iii) We continue to negotiate with vendors to settle old account balances at substantial discounts. In addition, we are negotiating to settle certain notes payable and litigation accruals at a discount or with the issuance of shares of our common stock. However, our ability to initiate significant new settlement discussions is currently hampered by our limited financial resources.

(iv) During the three months ended December 31, 2006, we realized net gains of $103 from settlements of liabilities totaling $123 through payments of approximately $20 in cash.

(v) During the three months ended December 31, 2006, convertible notes payable to unrelated parties in the principal amount of $159 were converted into 138,000,000 shares of common stock.

(vi) During the three months ended December 31, 2006, preferred stock held by unrelated parties in the principal amount of $0.001 were converted into 93,821,562 shares of common stock.

(vii) On October 31, 2006, we entered into a Securities Purchase Agreement for the sale of $370 in secured convertible notes and warrants to purchase 3,000,000 shares of our common stock to accredited investors.

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

(viii) On December 13, 2006, we entered into a Securities Purchase Agreement for the sale of $400 in secured convertible notes and warrants to purchase 2,000,000 shares of our common stock to accredited investors.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006 (the "2006 Form 10-KSB).

2. SIGNIFICANT ACCOUNTING POLICIES

Earnings /(loss) per share

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 128, "Earnings per Share". Basic earnings (loss) per shares is calculated by dividing net income or loss (there are no dividend requirements on the Company's outstanding preferred stock) by the weighted average number of common shares outstanding during each period.

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

As of December 31, 2006 and 2005, there were 17,099,735,696 and 906,270,767 shares of common stock respectively potentially issuable upon the exercise of stock options (5,706,125 and 7,434,221 shares), warrants (13,700,000 and 5,400,000) and the conversion of convertible securities (17,080,329,571 and 893,436,546 shares). However, diluted per share amounts have not been presented in the accompanying consolidated statements of operations for the three months ended December 31, 2006 and 2005 because the Company had a net loss in each period and the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the conversion of all of its convertible securities would have been anti-dilutive.

Pro Forma and Other Disclosures Related to Stock Options

The Company has stockholder-approved stock incentive plans for employees, directors, officers and consultants. Prior to October 1, 2006, the Company accounted for the employee, director and officer plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”).

Effective October 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the three months ended December 31, 2006 which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of September 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 and b) period compensation cost related to share-based payments granted on or after October 1, 2006. In accordance with the modified prospective method, the Company has not restated prior period results.

The Company recognized compensation expense related to stock option grants on a straight-line basis over the vesting period. For the three months ended December 31, 2006, the Company recognized share-based employee compensation cost of $3 in accordance with Statement 123(R). The Company did not capitalize any share-based compensation cost.

Options granted to consultants and other non-employees are accounted for in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period. As a result of adjusting consultant and other non-employee options to fair value as of December 31, 2006, net of amortization, the Company recognized an increase to general and administrative expense of $1 for the three months ended December 31, 2006.

As a result of adopting Statement 123(R), share-based compensation expense for the three months ended December 31, 2006 was $4. The effect of adopting Statement 123(R) had no impact on basic and diluted earnings per share for the three months ended December 31, 2006.
The net loss for the three months ended December 31, 2005 does not include any compensation charges related to options granted to employees. The following table illustrates the pro forma effect on net loss and loss per share assuming the Company had applied the fair value recognition provisions of Statement 123 instead of the intrinsic value method under APB 25 to stock-based employee compensation:

Three months ended
December 31, 2005
Net loss applicable to common shares, as reported	$(374)
Deduct: Total stock-based employee compensation expense under the fair value method	(134)
Net loss applicable to common shares, pro forma	$(508)

Net loss per common share - basic
As reported	$(0.00)
Pro forma	$(0.01)

CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As noted above, the Company has shareholder approved stock incentive plans for employees under which it has granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a five year period and expire ten years from the date of grant. Certain option and share awards provide for accelerated vesting upon a change in control of the Company, as defined.

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

To compute compensation expense in 2006 and pro forma compensation expense in 2005 the Company estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based the expected volatility assumption on the historical volatility of our common stock. The expected term of options granted represents the period of time that options are expected to be outstanding. The Company estimated the expected term of stock options and expected forfeiture rates by using historical exercise and employee forfeiture experiences.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2006 and the pro forma charges in 2005:

	Three months ended
	December 31, 2006	December 31, 2005

Expected Volatility	---	144%

Dividend yield	—	—

Expected term (in years)	---	9

Risk-free interest rate	---	4.5%

CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the status of the Company’s stock outstanding options as of December 31, 2006 and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at October 1, 2006	3,332,000	$1.22

Granted	---	---
Exercised	---	---
Cancelled	(1,030,000)	.19
Outstanding at December 31, 2006	2,302,000	$1.20	6.34	$138,120
Options exercisable at December 31, 2006	1,486,000	$1.75	4.41	$89,160

As of December 31, 2006, the total compensation cost related to non-vested option awards not yet recognized is $41. The weighted average period this compensation cost will be recognized is approximately 3.75 years.

3. ESTIMATED REMAINING LIABILITIES OF SUBSIDIARIES IN LIQUIDATION

The Company developed and initiated a plan in the quarter ended June 30, 2002 that would result in the sale or divestiture of assets or closings of businesses that were not part of the Company's strategic plan or would not achieve an acceptable level of operating results or cash flows. In connection with this plan, the Company completed the sale of certain businesses and assets. However, after being unsuccessful in attempting to sell its five remaining European operations (Vertex UK-previously PSS, Vertex Service and Maintenance Italy - previously SIS, Vertex Italy, Euronet (Italy) and Vertex France - previously ICS France) and based on the continuing cash drain from these operations, the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which agreed to an orderly liquidation of these companies for the benefit of their respective creditors. Accordingly, the remaining estimated liabilities of these businesses are classified as estimated remaining liabilities associated with respective subsidiaries in liquidation in the accompanying December 31, 2006 consolidated balance sheet. When the liquidation and litigation process is completed significant variations may occur.

Estimated remaining liabilities are generally carried at their contractual or historical amounts. The ultimate amounts required to settle these liabilities will differ from estimates based on contractual negotiations and the outcome of certain legal actions and liquidation procedures.

Estimated remaining net liabilities as of December 31, 2006 were $7,778. As of December 31, 2006, only the liquidation (and related litigation) relating to the Italian subsidiaries remains unresolved.

Except for changes in the unrealized foreign translation loss, there were no results of operations of these businesses for the three months ended December 31, 2006.

4. BUSINESS COMBINATION

On January 12, 2005, the Company entered into a Stock Purchase Agreement pursuant to which it acquired all of the issued and outstanding shares of common stock of CSCS Ltd. and its subsidiary, CSI, for an aggregate purchase price of $2,000 excluding acquisition costs of $198. The acquisition was financed primarily through the sale of $1,850 of secured convertible notes and warrants to purchase 1,850,000 shares of the Company’s common stock.

5. NOTES PAYABLE

Notes payable classified as current liabilities consist of past due notes payable to Renaissance Software, Inc. (“Renaissance”) in the amount of $1,227 as of December 31, 2006. The Company issued approximately $1,500 in promissory notes payable, bearing interest at 8%, in connection with the purchase of Renaissance in fiscal 2000 that were originally due on June 30, 2001. On August 9, 2001, the Company renegotiated the terms of these notes and, in return for 147,000 shares of stock (with a fair market value of approximately $162) the notes became payable as follows: $250 was due on August 15, 2001, and the remaining balance, plus accrued interest from June 30, 2001, was due on September 30, 2001. The Company paid the August 15, 2001 installment and has not paid the remaining past due balance as of February 1, 2007.

CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. CONVERTIBLE NOTES PAYABLE

Convertible notes payable with a carrying value of $5,986 at December 31, 2006 arose from loans under (a) a Securities Purchase Agreement (the “2004 Agreement”) with four accredited investors on April 28, 2004 and January 11, 2005 for the private placement (the "2004 Private Placement") of (i) $3,000 in convertible notes (the "2004 Convertible Notes") and (ii) warrants (the "2004 Warrants") to purchase 3,000,000 shares of our common stock; and (b) a Securities Purchase Agreement (the “2005 Agreement) for the private placement (the “2005 Private Placement”) of (i) $1,850 in convertible notes (the “2005 Convertible Notes”) and (ii) warrants (the “2005 Warrants”) to purchase 1,850,000 shares of common stock; (iii) $850 in convertible notes (the “2005 Working Capital Facility”) with warrants to purchase 850,000 shares of common stock; (iv) $300 in convertible notes (the "August 2006 Convertible Notes") with warrants to purchase 3,000,000 shares of our common stock; (v) $370 in convertible notes (the “October 2006 Convertible Notes”) with warrants to purchase 3,000,000 shares of our common stock; and (vi) $400 in convertible notes (the “December 2006 Convertible Notes”) with warrants to purchase 2,000,000 shares of our common stock.

2004 Convertible Notes

The 2004 Convertible Notes bear interest at 10% and mature two years from the date of issuance. At the investors' option, 50% of the 2004 Convertible Notes will be convertible into our common stock at the lower of $0.30 or 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date and the other 50% of the 2004 Convertible Notes will be convertible into our common stock at the lower of $0.30 or 55% of the same average over the same trading period. The full principal amount of the 2004 Convertible Notes would become due upon any default under the terms of the 2004 Convertible Notes. The 2004 Warrants are exercisable until five years from the date of issuance at a purchase price of $0.11 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The Company allocated proceeds of $427 to the fair value of the warrants and the remaining $2,573 to the fair value of the 2004 Convertible Notes. In connection with the acquisitions and related financing transactions, the 2004 Convertible Notes were amended and became convertible at the lower of $0.09 or 40% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The modification to the conversion terms in January 2005 resulted in additional charges for the beneficial conversion.

During the three months ended December 31, 2006 the 138,000,000 common shares were issued upon the conversion of $159 of the 10% convertible notes at an average conversion price of $0.0012 per share.

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

2005 Working Capital Facility

On August 10, 2005, we entered into a Securities Purchase Agreement (“2005 Working Capital Facility”) for the sale of (i) $850 in secured convertible notes and warrants to purchase 850,000 shares of our common stock to accredited investors.

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

Based on the excess of the aggregate fair value of the common shares that would have been issued if the 2005 Working Capital Facility had been converted immediately over the proceeds allocated to the 2005 Working Capital Facility, the investors received a beneficial conversion feature.

August 2006 Convertible Note

On August 8, 2006, we entered into a Securities Purchase Agreement for the sale of $300 in secured convertible notes and warrants to purchase 3,000,000 shares of our common stock to accredited investors.

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

The warrants are exercisable until January 2013 at a purchase price of $0.015 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, we will not receive any proceeds and the holder will receive a reduced number of shares equal to the amount of cash that would have been received. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement

October 2006 Convertible Notes

On October 31, 2006, we entered into a Securities Purchase Agreement (“October 2006 Convertible Notes”) for the sale of $370 in secured convertible notes and warrants to purchase 3,000,000 shares of our common stock to accredited investors.

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

Based on the excess of the aggregate fair value of the common shares that would have been issued if the October 2006 Convertible Notes had been converted immediately over the proceeds allocated to the October 2006 Convertible Notes, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital and interest expense totaling $370 during the three months ended December 31, 2006.

CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 2006 Convertible Notes

On December 13, 2006, we entered into a Securities Purchase Agreement (“December 2006 Convertible Notes”) for the sale of $400 in secured convertible notes and warrants to purchase 2,000,000 shares of our common stock to accredited investors.

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

Based on the excess of the aggregate fair value of the common shares that would have been issued if the December 2006 Convertible Notes had been converted immediately over the proceeds allocated to the December 2006 Convertible Notes, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital and interest expense totaling $400 during the three months ended December 31, 2006.

We are currently in default pursuant to secured convertible notes issued pursuant to the securities purchase agreements dated December 13, 2006, October 31, 2006, August 8, 2006, August 10, 2005, January 11, 2005 and April 28, 2004 (the "SPAs"). Pursuant to the SPAs, we are obligated to have two times the number of shares that the convertible notes are convertible into both authorized and registered pursuant to an effective registration statement. We filed a registration statement on Form S-1, as amended, that was declared effective by the Securities and Exchange Commission on August 9, 2004. All of the shares of common stock underlying the secured convertible notes that were registered on the Form S-1 have been issued. On April 26, 2005, we filed a registration statement on Form SB-2 registering additional shares to be issued upon conversion of the secured convertible notes pursuant to the SPAs. This Form SB-2 was declared effective on July 24, 2006. However, given the conversion privileges in the various financing agreements, at the current market price of our stock, we are still in default due to an inadequate number of shares authorized or registered. Default has been waived through December 31, 2006.

7. STOCKHOLDERS' DEFICIENCY

Shares Issued for Services and Accrued Liabilities

During the three months ended December 31, 2006, the Company issued 34,300,000 shares of common stock for various consulting and professional services rendered and recorded charges of $100 based on the fair value of the shares issued.

8. INCOME TAXES

The State of New Jersey has enacted legislation permitting certain corporations located in New Jersey to sell state tax loss carryforwards and state research and development credits, or tax benefits. For the state fiscal years through 2007 (July 1, 2006 to June 30, 2007) the Company had approximately $2,890 of total tax benefit available from net operating loss carryforwards that were saleable, of which New Jersey permitted the Company to sell approximately $596. On December 20, 2006, the Company received approximately $511 from the sale of these benefits and recognized a tax benefit for that amount.

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

Payroll Obligations

As a result of our cash constraints, we had fallen as much as two to three months behind in meeting our payroll obligations to our employees subsequent to September 30, 2002. As a result, we entered into a Consent Order and Agreement with the New Jersey Department of Labor that provided for monthly payments of $30, which commenced on June 1, 2004. Although payments were made through August 31, 2005, no subsequent payments were made until December 20, 2006, when we paid $204, and reduced this aggregate obligation to $112.

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

We believe, although there can be no assurances, that the remaining payroll obligations including penalties as of December 31, 2006 will be satisfied by December 31, 2007.

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

On January 12, 2005, we entered into a Consulting Agreement with IMC Development Group (“IMC”), which is owned by Peter and Elizabeth Ayling. Pursuant to the Consulting Agreement, we retained IMC for a period of 18 months, which was then automatically renewable on a month-to-month basis. IMC was paid 7 pounds per month (approximately $14 per month based on current exchange rates), IMC was granted options to purchase 1,800,000 shares of common stock upon execution, of which 300,000 options vest immediately and the balance of 1,500,000 options vest over a period of three years and are exercisable at $0.10 per share. Pursuant to this Consulting Agreement, Mr. Ayling served as our Vice President of Marketing and Head of International Marketing.

CAPE SYSTEMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

This Consulting Agreement was amended on August 4, 2006. Pursuant to the amended agreement, commencing February 1, 2007, IMC will receive per diem compensation with a specified minimum number of days per month and expense reimbursement. This agreement expires on December 31, 2007. On October 5, 2006, stock options granted in connection with the acquisition were cancelled and 3,800,000 shares of stock were issued in return for which the Company recognized $8 in expense. Mr. Ayling remains as Head of International Marketing.

10. RELATED PARTY TRANSACTIONS

The Company hired Mr. David Sasson as acting Chief Operating Officer effective May 1, 2005. Mr. Sasson is also a 50% owner of a privately held company, Open Terra, which provides customer service and technical support to the Company. During the three months ended December 31, 2006, the Company incurred cost of $22 for these services of which $0 is due and payable as of December 31, 2006.

In addition, in connection with the Cape acquisition, we entered into a consulting agreement with IMC, which is owned by Peter Ayling, for which we paid $44 for these services during the three months ended December 31, 2006.

11. GEOGRAPHIC AREA DATA

The Company operated in one business segment in North America in 2004 prior to the acquisition of Cape Systems in January 2005. After the acquisition of Cape Systems, the Company still operates only in one segment and has operations in North America and the United Kingdom.

The following geographic information presents total revenues and identifiable assets as of and for the three months ended December 31:

	2006	2005
Revenues
North America	$650	$702
United Kingdom	195	199
	$845	$901
Identifiable assets
North America	$21	$26
United Kingdom	8	16
	$29	$42

12. SUBSEQUENT EVENTS

On February 2, 2007, the Company granted 25,000,000 shares to an independent consultant for investor/public relation services, 22,250,000 shares to employees, 7,500,000 shares to each Director for future services and 8,200,000 shares to consultants for marketing and strategic/financial services. The Company recorded charges of $117 for the fair value of the shares issued.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief, as well as assumptions made by and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in Item 1: "Business", included in our Annual Report on Form 10-KSB for the year ended September 30, 2006. Cape undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of other unanticipated events.

This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of the Company contained elsewhere in this report. In this discussion, the years "2007" and "2006" refer to the three months ended December 31, 2006 and 2005, respectively.

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

Those estimates and judgments that were most critical to the preparation of the financial statements involved the allowance for doubtful accounts, inventory reserves, recoverability of intangible assets and the estimation of the net liabilities associated with subsidiaries in liquidation as further explained in the Company's Form 10-KSB for the year ended September 30, 2006.

Recent Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”— an interpretation of SFAS No. 109. FIN 48 will require the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As used in this Interpretation, the term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold is to be determined based on the facts, circumstances, and information available at the reporting date. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 establishes a "dual approach" that requires quantification of financial statement errors based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. The SEC has stated that SAB 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. The Company currently believes the adoption of SAB 108 will not have a material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.“ SFAS 157 is a pervasive pronouncement that defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where such measurements are allowed or required. In addition to defining fair value, the statement establishes a framework within Generally Accepted Accounting Principles for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. SFAS 157 takes effect for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption allowed. We are currently evaluating the impact of adopting SFAS 157.

In December 2006, FASB issued a FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument of other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. The guidance in FSP 00-19-2 amends the FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” to include scope exceptions for registration payment arrangements. FSP-00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2005 and interim periods within those fiscal years. The Company has analyzed the provisions of FSP 00-19-2 and determined that it will not have a material effect on the consolidated financial statements.
Results of Operations

Three months ended December 31, 2006 ("2007") compared to the three months ended December 31, 2005 ("2006").

Operating Revenues:

Operating revenues decreased by $56 (6.2%) from $901 to $845 for the quarters ended 2007 and 2006, respectively. Enterprise revenues (including support and maintenance) increased by $136 (40.6%) to $471 from $335 due to a sale to a customer for installation at a major European fashion company. This increase in enterprise revenues was offset by a $191 (33.7%) decline in “packaged software” revenues as certain “customized” packaging and pallet optimization projects undertaken for major corporate clients in 2006 were not repeated in 2007.

Products and Services

Sales to customers by product and service line groupings for the three months ended December 31, 2006 and 2005 are approximately as follows:

	2006	2005

Enterprise/Software Sales	$508	$557
Service, Maintenance and Other	337	344
	$845	$901

Gross Profit:

Gross profit decreased by $86 (18.1%) from $474 to $388 and the gross profit margin decreased from 52.6% to 45.9% for the quarters ended 2007 and 2006, respectively, as both the relative level of enterprise hardware sales (which has a lower margin than software) increased during 2007 and certain sales incentives were offered.

Operating Expenses:

Selling and administrative expenses decreased by $76 (7.9%) from $956 to $880 for the quarters ended 2007 and 2006, respectively, based on a reduction in professional fees from 2006 to 2007.

For the three months ended December 31, 2006 while we continued to work on and upgrade our various products and commenced development of the new pick-to-lite system, mobile dashboard and robotic palletization initiatives previously described in the September 30, 2006 10-KSB, there were limited specifically-designated research and development expenses.

The $40 increase in depreciation to $173 in 2007, as compared to $133 in 2006, is due to fixed assets purchased in the last six months and the amortization of the intangible assets in connection with the acquisition of the London and Dallas operations.

Interest expense decreased by $77 from $265 to $188 and non-cash beneficial conversion costs increased by $570 from $200 to $770 for the quarters ended 2007 and 2006, respectively, as we issued an additional $770 in convertible secured notes during the period.

Gain on settlements decreased by $197 to $103 due to a reduced ability to settle certain debts and obligations for less than their book value.

We realized a tax credit of $511 (versus $401 in 2006) by selling New Jersey State net operating loss carryforwards during the three months ended December 31, 2006.

The current income tax provision in both years was negligible due primarily to the net operating loss carryforwards.

The net loss for the period increased by $633 or 169.3% to $1,007 in 2007 from a loss of $374 in 2006, mainly due to the factors mentioned above.

Liquidity and Capital Resources

Based upon our substantial working capital deficiency ($26,083) and stockholders' deficiency ($25,006) at December 31, 2006, our recurring losses, our historic rate of cash consumption, the uncertainty arising from our default on our notes payable and other liabilities and the uncertainty of our liquidity-related initiatives described in detail below, there is substantial doubt as to our ability to continue as a going concern.

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

Outlook

We had current obligations at December 31, 2006 accumulated during the past several years that substantially exceeded our current assets and, to the extent we cannot settle existing obligations in stock or defer payment of our obligations until we generate sufficient operating cash, we will require significant additional funds to meet accrued non-operating obligations, to fund operating losses, short-term debt and related interest, capital expenditures, and to pay liabilities that could arise from litigation claims and judgments.

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

Initiatives Completed or In Process:

The following initiatives related to raising required funds, settling liabilities and/or increasing core WMS revenues have been completed or are in process:

(i) We have integrated the Cape acquisition and realigned our sales and marketing efforts to focus on high dollar-value software and hardware transactions, are implementing a sales strategy with multiple and extended channels of distribution in certain potential high-growth areas, and are pursuing strategic relationships with companies offering complementary products or services. Additionally, within the confines of our current financial condition, we have retained additional engineering and software technical expertise, which functions were formerly partially outsourced, to enhance our product development and R&D activities. As a result, we have executed a contract with a client for the development of custom-made software to integrate robotic handling capabilities and an enhanced version of our pallet optimization technology.

(ii) After being unsuccessful in attempting to sell our five remaining European operations (Vertex UK, Vertex Service and Maintenance Italy, Vertex Italy, Euronet (Italy) and Vertex France), and based on the continuing cash drain from these operations, during fiscal 2002 the respective boards of directors determined that in the best interest of their shareholders that they would seek the protection of the respective courts in each country, which have agreed to an orderly liquidation of these companies for the benefit of their respective creditors. The liquidations of Vertex UK and Vertex France are now complete. Upon legal resolution of the $7,778 as of December 31, 2006 of net liabilities of the three Italian entities, we may recognize additional non-cash gains (at no significant cash outlay), however the amount and timing of such gains and cash outlay, if any, is dependent upon the decisions to be issued by the respective court appointed liquidators. We have been in contact with our Italian counsel on this issue; however, we have not actively pursued settlements with the court appointed liquidators as a result of our limited financial resources.

(iii) We continue to negotiate with vendors to settle old account balances at substantial discounts. In addition, we are negotiating to settle certain notes payable and litigation accruals at a discount or with the issuance of shares of our common stock. However, our ability to initiate significant new settlement discussions is currently hampered by our limited financial resources.

(iv) During the three months ended December 31, 2006, we realized net gains of $103 from settlements of liabilities totaling $123 through payments of approximately $20 in cash.

(v) During the three months ended December 31, 2006, convertible notes payable to unrelated parties in the principal amount of $159 were converted into 138,000,000 shares of common stock.

(vi) During the three months ended December 31, 2006, Series C-1 preferred stock held by unrelated parties in the principal amount of $0.001 were converted into 93,821,562 shares of common.

(vii) On October 31, 2006, we entered into a Securities Purchase Agreement for the sale of $370 in secured convertible notes and warrants to purchase 3,000,000 shares of our common stock to accredited investors.

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

(viii) On December 13, 2006, we entered into a Securities Purchase Agreement for the sale of $400 in secured convertible notes and warrants to purchase 2,000,000 shares of our common stock to accredited investors.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of December 31, 2006 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe, although there can be no assurances, that the remaining payroll obligations including penalties as of December 31, 2006 will be satisfied by December 31, 2007.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2006, we issued 12,500,000 shares of our common stock for investment banking services rendered. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

During the quarter ended December 31, 2006, we issued 3,800,000 shares of common stock to David Sasson for services rendered.. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

During the quarter ended December 31, 2006, we issued 231,821,562 shares of common stock to two accredited investors upon the conversion of $159 in secured convertible and 108 shares of Series C-1 preferred stock.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

We are currently in default pursuant to secured convertible notes issued pursuant to the securities purchase agreements dated December 13, 2006, October 31, 2006, August 8, 2006, August 10, 2005, January 11, 2005 and April 28, 2004 (the "SPAs"). Pursuant to the SPAs, we are obligated to have two times the number of shares that the convertible notes are convertible into both authorized and registered pursuant to an effective registration statement. We filed a registration statement on Form S-1, as amended, that was declared effective by the Securities and Exchange Commission on August 9, 2004. All of the shares of common stock underlying the secured convertible notes that were registered on the Form S-1 have been issued. On April 26, 2005, we filed a registration statement on Form SB-2 registering additional shares to be issued upon conversion of the secured convertible notes pursuant to the SPAs. This Form SB-2 was declared effective on July 24, 2006. However, given the conversion privileges in the various financing agreements, at the current market price of our stock, we are still in default due to an inadequate number of shares authorized or registered. Default has been waived through December 31, 2006.

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

CAPE SYSTEMS GROUP, INC.

Date: February 20, 2007	By:	/s/ NICHOLAS R. TOMS
Nicholas R. Toms
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)